Form 10-Q
period 2017-09-30
Mersana Therapeutics, Inc.
filed 2017-11-13
CIK 1442836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

There were 22,753,404 shares of Common Stock ($0.0001 par value per share) outstanding as of November 8, 2017.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Mersana Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$50,756	$100,297
Short-term marketable securities	82,622	—
Accounts receivable	731	1,051
Prepaid expenses and other current assets	2,616	825
Total current assets	136,725	102,173
Property and equipment, net	2,325	2,483
Long-term marketable securities	3,482	—
Other assets	384	431
Total assets	$142,916	$105,087
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,215	$2,068
Accrued expenses	4,607	3,428
Deferred rent	215	159
Deferred revenue	16,476	22,731
Total current liabilities	24,513	28,386
Deferred rent, net of current portion	128	299
Deferred revenue, net of current portion	34,633	37,571
Commitments (Note 10)

Series A-1 convertible preferred stock, $0.0001 par value: 0 and 25,085,153 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	26,336

Series B-1 convertible preferred stock, $0.0001 par value: 0 and 32,936,919 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	35,232

Series C-1 convertible preferred stock, $0.0001 par value: 0 and 14,674,062 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	32,882

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 25,000,000 and 0 shares authorized; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 and 95,000,000 shares authorized; 22,734,333 and 1,294,352 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3	1
Additional paid-in capital	167,565	3,551
Accumulated other comprehensive loss	(15)	—
Accumulated deficit	(83,911)	(59,171)
Total stockholders’ equity (deficit)	83,642	(55,619)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$142,916	$105,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Collaboration revenue	$6,267	$3,262	$14,284	$13,175
Operating expenses:
Research and development	11,412	7,555	32,145	23,163
General and administrative	2,905	1,598	7,406	5,044
Total operating expenses	14,317	9,153	39,551	28,207
Other income:
Interest income	318	54	527	73
Total other income	318	54	527	73
Net loss	$(7,732)	$(5,837)	$(24,740)	$(14,959)
Other comprehensive loss:
Unrealized loss on marketable securities	(6)	—	(15)	—
Comprehensive loss	$(7,738)	$(5,837)	$(24,755)	$(14,959)
Net loss per share attributable to common stockholders — basic and diluted	$(0.35)	$(4.56)	$(2.94)	$(11.72)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic and diluted	22,242,129	1,279,383	8,407,541	1,276,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(24,740)	$(14,959)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	673	449
Net amortization of premiums and discounts on investments	(118)	—
Stock-based compensation	990	437
Change in deferred rent	(115)	473
Changes in operating assets and liabilities:
Accounts receivable	320	(173)
Prepaid expenses and other current assets	(1,791)	(437)
Other assets	47	—
Accounts payable	1,112	(749)
Accrued expenses	1,132	884
Deferred revenue	(9,193)	32,487
Net cash (used in) provided by operating activities	(31,683)	18,412

Cash flows from investing activities
Purchase of property and equipment	(433)	(1,338)
Purchase of marketable securities	(111,321)	—
Maturities of marketable securities	25,320	—
Net cash used in investing activities	(86,434)	(1,338)

Cash flows from financing activities
Net proceeds from sale of Series B-1 convertible preferred stock	—	25,272
Net proceeds from sale of Series C-1 convertible preferred stock	—	32,882
Net proceeds from initial public offering	67,420	—
Net proceeds from issuance of common stock upon partial exercise of overallotment	725	—
Proceeds from exercise of stock options	431	81
Net cash provided by financing activities	68,576	58,235

Increase (decrease) in cash and cash equivalents	(49,541)	75,309
Cash and cash equivalents, beginning of period	100,297	11,534
Cash and cash equivalents, end of period	$50,756	$86,843

Supplemental disclosures of non-cash activities:
Conversion of preferred stock to common stock upon closing of initial public offering	$94,450	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$82	$18
Purchases of property and equipment reimbursed by landlord	$—	$356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

(in thousands, except share and per share data)

1. Nature of business and basis of presentation

Mersana Therapeutics, Inc. (the Company) is a clinical stage company located in Cambridge, Massachusetts. The Company is advancing a proprietary pipeline of targeted oncology therapeutics leveraging its Dolaflexin® antibody drug conjugate (ADC) platform. Mersana's first product candidate, XMT-1522, designed to address a much broader population of patients with HER2-expressing tumors than served by currently approved HER2 therapies, is currently in a Phase 1 dose escalation study. The Company’s second product candidate, XMT-1536, is an ADC targeting NaPi2b, an antigen broadly expressed in certain types of cancer. In October 2017, the Company received FDA clearance of the XMT-1536 IND and we expect to begin dosing patients in early 2018. The Company also has partnerships utilizing the Dolaflexin platform with multiple strategic partners.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third party manufacturers and ability to transition from pilot-scale production to large-scale manufacturing of products.

On July 3, 2017, the Company completed an initial public offering (IPO), in which the Company issued and sold 5,000,000 shares of its common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $75,000. The Company received $67,420 in net proceeds after deducting $7,580 of underwriting discounts and commissions and offering costs. On August 2, 2017, the Company issued and sold 51,977 shares of common stock at $15.00 per share for gross proceeds of $780 upon the partial exercise of the underwriters’ overallotment option. The Company received net proceeds of $725 after deducting $55 in underwriting discounts and commissions.

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

The Company has incurred net losses since inception. The Company’s net loss was $24,740 for the nine months ended September 30, 2017 and $13,700 for the year ended December 31, 2016. The Company expects to continue to incur operating losses for at least the next several years.  As of September 30, 2017, the Company had an accumulated deficit of $83,911. The future success of the Company is dependent on its ability to identify and develop its product candidates, and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' deficit and working capital. The Company believes that its existing cash, cash equivalents and marketable securities as of September 30, 2017, will enable it to fund its operating plan through at least mid-2019, which the Company expects will allow it to achieve initial clinical data readouts for its two lead development programs.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016 and notes thereto, included in the Company’s final prospectus for the IPO filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on June 29, 2017 (the Prospectus).

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

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

The Company utilized significant estimates and assumptions in determining the fair value of its common stock prior to the Company’s IPO. The Company has utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately‑Held Company Equity Securities Issued as Compensation, the Practice Aid, to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company's chief operating decision-maker, the Company's chief executive officer, view the Company's operations and manage its business as a single operating segment, which is the business of discovering and developing ADC’s.

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

Pursuant to the guidance in ASC 605-25, the Company evaluates multiple element arrangements to determine i) the deliverables included in the arrangement and ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company's control. In assessing whether an item has standalone value, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use the deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

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

The Company recognizes the amounts associated with research and development services and other service related deliverables over the associated period of performance. If there is no discernable pattern of performance or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance exists, then the Company recognizes revenue under the arrangement using the proportional performance method.

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

Marketable securities

Short-term marketable securities consist of investments with maturities greater than three months and less than one year from the balance sheet date. Long-term marketable securities consist of investments with maturities greater than one year that are not expected to be used to fund current operations. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Amortization and accretion of discounts and premiums are recorded as interest income within other income. Unrealized gains and losses on available-for-sale securities are included in other comprehensive loss as a component of stockholders’ equity (deficit) until realized.

Restricted cash

Restricted cash of $371 is recorded in other non-current assets as of September 30, 2017 and December 31, 2016 and includes amounts held as security deposits for a standby letter of credit related to a facility lease and a corporate credit card program.

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

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the Company's common stock prior to completion of the IPO and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

There were significant judgments and estimates inherent in the determination of the fair value of our common stock prior to the closing of the IPO. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to its common stock at the time of, and the likelihood of, achieving a liquidity event, such as an IPO or sale.

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

In the first quarter of 2017, the Company made an accounting policy election to recognize forfeitures as they occur upon adoption of guidance per ASU No. 2016-09. The adoption of this ASU did not have a material impact on the Company's financial statements. In reporting periods prior to 2017, the Company estimated forfeitures at the time of grant and revised in subsequent periods as necessary if actual forfeitures differed from estimates.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Series A-1 convertible preferred stock	—	5,574,467	—	5,574,467
Series B-1 convertible preferred stock	—	7,319,307	—	7,319,307
Series C-1 convertible preferred stock	—	3,260,897	—	3,260,897
Warrants	129,491	129,491	129,491	129,491
Stock options	3,205,714	2,827,280	3,205,714	2,827,280
	3,335,205	19,111,442	3,335,205	19,111,442

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

The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU No. 2014-09, and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU No. 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective approach.

The Company is in process of implementing its overall adoption plan and evaluating the impact of the new standard on its accounting policies. The Company has assigned internal resources and engaged third-party service providers to assist in the implementation. While the Company continues to assess the standard, it is expected that it may have a material impact on the revenue recognition for the Company's current arrangements with Takeda Pharmaceutical Company Limited (Takeda) and Merck KGaA.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination and several other clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statement of cash flows upon adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (ASU 2016-18). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective January 1, 2018, with early adoption permitted. The Company expects the adoption to impact its consolidated statement of cash flows as, upon adoption, it will include the Company’s restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.

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

Through September 30, 2017 Takeda has designated four targets and received development and commercialization licenses for the first, third and fourth designated targets. In order to receive a development and commercialization license for the second designated target, Takeda must exercise its option and make a payment of $1,300. Takeda still has three targets and the limited replacement rights for two targets available.

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

If products are successfully developed and commercialized, the Company is entitled to receive aggregate milestones of up to $1,063,300 for all seven designated targets consisting of $107,800 in development milestones, $325,000 in regulatory milestones, and $630,500 in commercial milestones. The total milestones payable on each of the first and second designated targets are $136,000 and the total milestones payable on each of the third, fourth, fifth, sixth and seventh designated target are $158,300. There are four individual development milestones per target, which are payable upon either the initiation of a GLP toxicology study or the filing of an IND application (depending upon the designated target), and the initiation of Phase 1 through Phase 3 clinical trials. There are six or eight individual regulatory milestones per target, depending on the target. These are payable upon regulatory submissions, regulatory approvals and pricing approvals, as applicable, for the U.S., European Union and Japanese markets and regulatory approvals for both a second and third indication. There are six individual commercial milestones, which are payable upon the first commercial sale in each of the U.S., European Union and Japanese markets and upon the attainment of three separate defined thresholds for annual net sales. The next potential milestone payment the Company will be eligible to receive is either a development milestone of $500 related to a GLP toxicology study or a development milestone of $750 related to the filing of an IND, depending upon the designated target. The Company is also entitled to receive royalties on product sales, if any, during the applicable royalty term. Royalties payable on the first and second designated targets are in the mid single digits and royalties payable on the third, fourth, fifth, sixth and seventh designated target are in the mid to high single digits.

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

In addition to the milestone payment upon achievement of the IND Clearance Date, the Company is entitled to receive future development, regulatory and commercial milestones of up to $288,000 consisting of $87,000 of development milestones, $128,000 of regulatory milestones and $73,000 of commercial milestones, as well as royalties in the low to mid teens on net sales of XMT-1522 in Takeda's territory during the applicable royalty term. There are development milestones payable upon the achievement of nine separate events: the initiation of Phase 2 clinical trials and Phase 3 clinical trials for four separate specified patient populations and the initiation of a Phase 3 clinical trial for one additional unspecified patient population. There are 14 regulatory milestones, which are payable upon regulatory submissions, regulatory approvals and pricing approvals, as applicable, for the U.S., European Union and Japanese markets for up to four separate patient populations and multiple label indications. In addition, a regulatory milestone is payable upon the receipt of regulatory and pricing approval in two specified markets other than the United States, the European Union or Japan. There are three individual commercial milestones, which are payable upon the attainment of certain thresholds for annual net sales. The next potential milestone the Company will be eligible to receive is a development milestone of $12,000 related to the initiation of a Phase 2 clinical trial.

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

Conversely, the Company concluded that Takeda's ability to designate a second designated target was a substantive option as the designation of an additional target was at Takeda's option and was not required to pursue the development of the first designated target. The Company has determined that the research license for the first designated target and the research and development services under the research plan associated with the first designated target should be combined into one unit of accounting (the research license and related service) as the research license does not have standalone value from the research services as the research services are required for Takeda to obtain the benefit of the research license. The Company has concluded the research license and related services have standalone value from the other units of accounting. The exclusive commercial license, replacement right for a designated target, rights to future technological improvements and joint research committee services are not required for Takeda to realize the value of the initial research license and related services.

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

The Company has concluded that the Post-Phase 1 Development activities under the XMT-1522 Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the commercial success of the activities. Accordingly, the Company is accounting for the Post-Phase 1 Development activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808) and they are not considered revenue elements under ASC 605-25. For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, the Company was billed approximately $924, $196, $1,719 and $353, respectively, from Takeda representing the Company's share of Post-Phase 1 Development costs incurred by Takeda. These amounts have been reflected as research and development costs in the consolidated statement of operations for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016. The Company did not perform any Post-Phase 1 Development activities or incur any associated costs during the three months ended September 30, 2017 and 2016 or the nine months ended September 30, 2017 and 2016.

The total allocable arrangement consideration for the 2016 Restated Agreement and the XMT-1522 Agreement was $50,089 comprised of the following: (i) nonrefundable upfront payment—$13,500, (ii) expected fees for the remaining research services—$9,515, (iii) remaining deferred revenue from the 2015 Amended Agreement—$7,498, (iv) non-creditable portion of the XMT-1522 upfront fee—$13,250, and (v) expected reimbursement for related services—$6,326. In the third quarter 2017, based on an assessment of the total costs to complete research services, the Company revised its estimate for (i) the expected fees for the remaining research services under the 2016 Restated Agreement to $4,160 and (ii) the expected reimbursement for the related services under the XMT-1522 Agreement to $7,740.  The revised total allocable arrangement consideration for the 2016 Restated Agreement and the XMT-1522 Agreement is $46,148.

Additionally, the Company has received approximately $800 in additional license consideration and research plan extension fees through September 30, 2017 which has been included in total allocable arrangement consideration.

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

The total allocable consideration, as revised in the third quarter 2017 and including contingent fees received after achieving IND Clearance in October 2016,  was allocated to each unit of accounting as follows (i) exclusive development and commercialization license to the first designated target and related research services—$4,502, (ii) research license to the second designated target and related research services—$1,362, (iii) discount on the exclusive development and commercialization license to the second designated target—$553, (iv) exclusive development and commercialization license to the third designated target and related research services—$4,546, (v) exclusive development and commercialization license to the fourth designated target and related research services—$4,975, (vi) exclusive development and commercialization license to the fifth designated target and related research services—$4,975, (vii) exclusive development and commercialization license to the sixth designated target and related research services—$4,975, (viii) exclusive development and commercialization license to the seventh designated target and related research services—$4,975, (ix) first replacement right for a designated target—$3,685, (x) discount on the second replacement right to a designated target—$3,276, (xi) rights to future technological improvements—$1,843, (xii) joint research committee services—$157, (xiii) XMT-1522 license and related services—$39,901, and (xiv) XMT-1522 joint research committee services—$472.

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

The Company has evaluated all of the development, regulatory and commercial milestones that may be received in connection with the Takeda agreements. In evaluating if a milestone is substantive, the Company assesses whether: (i) the consideration is commensurate with either the Company's performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company's performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. With the exception of the $20,000 milestone payment due upon achievement of IND Clearance under the XMT-1522 Agreement, all development and regulatory milestones are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria have been met. The $20,000 milestone payment was not considered a substantive milestone as the payment was not considered commensurate with the Company's performance to achieve IND Clearance nor was the payment solely for past performance. The $20,000 milestone payment was in substance part of the overall consideration for the license and development services the Company is required to perform under the XMT-1522 Agreement. Upon achievement of the IND Clearance, which occurred in October 2016, the contingent consideration was included in the allocable consideration and the Company recognized the cumulative revenue that would have been recognized if the contingent consideration as included in allocable consideration at the inception of the agreement. All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, the Company recorded total revenue of $5,768, $2,422, $12,052 and $10,456, respectively, related to its efforts under the 2016 Restated Agreement and the XMT-1522 Agreement. Included in accounts receivable as of September 30, 2017 and December 31, 2016 was $484 and $542, respectively, related to the Takeda agreements. During the quarter ended September 30, 2017, the Company revised its estimates of the total costs to complete the research services under the Takeda agreements, which changed the total consideration to be received under the agreements and the amount of revenue recognized in the three months and nine months ended September 30, 2017. Approximately $4,028 of the Company’s revenue from the Takeda agreements for the three months and nine months ended September 30, 2017 is a result of the Company’s change in estimates. The change in estimates decreased net loss by $4,028 for the three months ended September 30, 2017, or $0.18 per common share.

As of September 30, 2017 and December 31, 2016, the Company had $43,578 and $52,066, respectively, of deferred revenue related to the Takeda agreements that will be recognized over the remaining performance period, of which amounts approximately $11,263 and $16,536, respectively, are classified as short-term.

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

In addition to the payments received for research and development activities performed on behalf of Merck KGaA, the Company is also eligible to receive up to a total of $780,000 in future milestones related to all targets under the agreement, plus low to mid single digit royalties on the commercial sales of any resulting products during the applicable royalty term. The total milestones are categorized as follows: development milestones—$84,000; regulatory milestones—$264,000; and sales milestones—$432,000. There are six individual development milestones per target, payable upon the completion of various activities from the delivery of ADCs meeting defined specifications, through the dosing in a Phase 3 clinical trial. There are five regulatory milestones, which are payable upon regulatory approvals for a first indication in each of the U.S., European Union and Japanese markets and regulatory approvals for both a second and a third indication in the United States. There are three individual commercial milestones, which are payable upon the attainment of certain defined thresholds for annual net sales. Through December 31, 2016, the Company received and recognized as revenue $2,000 related to development milestones under the agreement. During the three months ended September 30, 2017, the Company received and recognized as revenue $500 related to a development milestone under the agreement. At the time of the execution of the agreement, there was significant uncertainty as to whether the milestones would be achieved. In consideration of this, as well as the Company's expected involvement in the research, these milestones were deemed to be substantive. The next potential milestone payment the Company will be eligible to receive will be a development milestone of $500 for the delivery of ADCs meeting product specification for the next designated targets or Merck KGaA's designation of a preclinical development candidate for any target. Revenue will be recognized upon achievement of the milestone. The Company and Merck KGaA may also enter into a future supply agreement to provide clinical study material should Merck KGaA pursue clinical development of any candidates nominated under the agreement. Through September 30, 2017, Merck KGaA has designated six targets, all of which are still covered by research plans.

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

The total arrangement consideration of $23,025 (which comprises the $12,000 upfront payment and expected fees of $11,025 for the research services) was allocated to the units of accounting based on management's best estimate of selling price as follows: $3,723 for each of the license and corresponding research and development services units of account; $437 for rights to future technological improvements; and $248 for joint research committee services. In the third quarter 2017, based on an assessment of the total costs to complete research services, the Company revised its estimate for the expected fees for the research services to $7,875 which changed the total arrangement consideration to $19,875. The Company allocated the revised arrangement consideration to the units of accounting based on management’s best estimate of selling price as follows: $6,428 for the first and second targets (combined); $3,214 for each of the other license and corresponding research and development services units of account; $376 for rights to future technological improvements; and $214 for joint research committee services.

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

During the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, the Company recorded revenue of $499, $777, $2,107 and $2,656, respectively, related to its efforts under the collaboration agreement. Included in accounts receivable as of September 30, 2017 and December 31, 2016, respectively, was $51 and $509 related to the Merck KGaA Agreement.

As of September 30, 2017 and December 31, 2016 the Company had recorded $7,335 and $8,236 respectively, in deferred revenue related to the Merck KGaA agreement that will be recognized over the remaining performance period, of which amounts approximately $5,213 and $6,195, respectively, are classified as short-term.

Other Revenue

In 2016, the Company entered into an agreement to provide limited services for Asana BioSciences, an existing partner, for $250. For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, the Company recorded revenue of $0, $63, $125 and $63, respectively, related to these services.

4. Fair value measurements

The following table presents information about the Company's assets and liabilities regularly measured and carried at a fair value and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value as of September 30, 2017 and December 31, 2016:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Cash and cash equivalents	$50,756	$50,756	$—	$—
Marketable securities:
U.S. Treasuries	41,783	41,783	—	—
Commercial paper	33,254	—	33,254	—
Corporate bonds	11,067	—	11,067	—
	$136,860	$92,539	$44,321	$—

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Cash and cash equivalents	$100,297	$100,297	$—	$—
	$100,297	$100,297	$—	$—

There were no changes in valuation techniques or transfers between fair value measurement levels during the nine months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, cash and cash equivalents were comprised of cash and money market funds.

5. Marketable securities

The following table summarizes marketable securities held at September 30, 2017. There were no marketable securities as of December 31, 2016.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017
U.S. Treasuries	41,796	—	(13)	41,783
Commercial paper	33,254	—	—	33,254
Corporate bonds	11,069	—	(2)	11,067
	$86,119	$—	$(15)	$86,104

As of September 30, 2017, the Company held 17 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at September 30, 2017 was $53,934 and there were no securities held by the Company in an unrealized loss position for more than 12 months. As of September 30, 2017, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis. Furthermore, the Company has determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of September 30, 2017.

There were no realized gains or losses on available-for-sale securities during the three and nine month periods ended September 30, 2017 and 2016.

6. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016
Accrued payroll and related expenses	$2,155	$2,276
Accrued preclinical, manufacturing and clinical expenses	1,655	602
Accrued professional fees	457	402
Accrued other	340	148
	$4,607	$3,428

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

8. Stockholders’ equity (deficit)

Common stock

The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

At September 30, 2017, there were 3,335,205 shares of common stock reserved for the conversion of outstanding stock options and warrants.  At December 31, 2016 there were 19,186,147 shares of common stock reserved for the conversion of outstanding Series A-1, Series B-1 and Series C-1 Preferred Stock and for the exercise of outstanding stock options and warrants (in common stock equivalent shares).

	September 30, 2017	December 31, 2016
Series A-1 Preferred Stock	—	5,574,467
Series B-1 Preferred Stock	—	7,319,307
Series C-1 Preferred Stock	—	3,260,897
Warrants	129,491	129,491
Stock options	3,205,714	2,901,985
	3,335,205	19,186,147

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

In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan or the Plan).  Under the 2017 Plan, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards. The number of shares of common stock issuable under the Plan will be cumulatively increased annually by 4% of the outstanding shares or such lesser amount specified by the Board of Directors (the Board). The terms of the awards are determined by the Board, subject to the provisions of the Plan. Any cancellations under the 2007 Plan would increase the number of shares that could be granted under the 2017 Plan. As of September 30, 2017 there were 2,160,664 shares available for future issuance under the Plan.

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

A summary of the activity under the Plans is as follows:

		Weighted-	Remaining
	Number	Average	Contractual Life	Aggregate
	of Shares	Exercise Price	(in years)	Intrinsic Value

Options outstanding January 1, 2017	2,901,985	$2.23	8.4	$8,906
Granted	545,624	8.49
Exercised	(233,333)	1.85
Cancelled	(8,562)	3.62
Options outstanding September 30, 2017	3,205,714	$3.32	8.0	$44,797

Options exercisable, September 30, 2017	1,423,801	$2.00	7.3	$21,764

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2017 and 2016, was $5.27 and $2.19 per share, respectively.

Cash received from the exercise of stock options was $431 and $81 for the nine months ended September 30, 2017 and 2016, respectively.

Stock-based compensation

The Company uses the provisions of ASC 718, Stock Compensation, to account for stock-based awards.

The measurement date for employee awards is generally the date of grant. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period, using the straight-line method.

For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $373, $196, $990 and $436, respectively. The Company has an aggregate of $4,705 of unrecognized stock compensation cost as of September 30, 2017 remaining to be amortized over the weighted-average period of 3.0 years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Risk-free interest rate	1.9%	1.3%	2.2%	1.4%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.01	6.25	6.22	6.25
Expected stock price volatility	65%	71%	67%	71%

Employee Stock Purchase Plan

In connection with the IPO, the Company's board of directors adopted and the Company's stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP), which became effective upon the closing of the Company's IPO in July 2017. The Company has reserved 225,000 shares of common stock for issuance under the 2017 ESPP. The Company has not issued any shares under the 2017 ESPP.

10. Commitments

Operating leases

The Company leases office space in Cambridge, MA under an operating lease, which is effective through March 2019. The lease also provided the Company with a tenant improvement allowance of up to $356. The Company fully utilized the allowance and recorded the assets acquired with the allowance as leasehold improvements. The Company recorded the tenant improvement allowance as a deferred lease incentive and is amortizing the deferred lease incentive through a reduction of rent expense ratably over the lease term.

In connection with the office lease, the Company has a letter of credit agreement for the benefit of its landlord in the amount of $321 as of each September 30, 2017 and December 31, 2016, respectively, collateralized by a money market account. The Company classified this amount as restricted cash in the accompanying consolidated balance sheets.

For the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016, rent expense was $419, $419, $1,256 and $1,256, respectively.

The Company is recording rent expense on a straight-line basis over the term of the lease and has recorded deferred rent in the condensed consolidated balance sheets, accordingly.

License agreements

Through September 30, 2017 the Company has licensed intellectual property from two biotechnology companies. The consideration included upfront payments and a commitment to pay annual license fees, milestone payments, and, upon product commercialization, royalties on revenue generated from the sale of products covered by the licenses. The Company recorded milestone payments of $750 and $2,250 during the three and nine months ended September 30, 2017.

11. Related party transactions

Included in Series C‑1 financing and the Company’s IPO are investments of $10,000 and $10,000 by Takeda, one of the Company’s collaborators.

12. Subsequent events

For the purposes of the unaudited financial statements as of September 30, 2017 and the period then ended, the Company has evaluated subsequent events through November 9, 2017, the date the unaudited interim financial statements were issued. There were no items requiring adjustment or disclosure in the consolidated financial statements.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing antibody drug conjugates (ADCs), that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged 20 years of industry learning in the ADC field to develop proprietary technologies that enable us to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. Our most advanced platform, Dolaflexin, has been used to generate a pipeline of proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC-based therapies. Our lead product candidate, XMT‑1522, is a HER2‑targeted ADC currently in a Phase 1 dose escalation study in primarily breast cancer patients as well as non‑small cell lung cancer (NSCLC) and gastric cancer, with interim safety results expected around the end of 2017. Upon the completion of dose escalation, we plan to expand clinical development of XMT‑1522 into additional breast cancer, NSCLC, and gastric cancer patient populations, all of which are not addressed by existing HER2 therapies. Our second product candidate, XMT-1536, is an ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and NSCLC. In October 2017, the Company received FDA clearance of the XMT-1536 IND and we expect to begin dosing patients in early 2018. Beyond our two lead product candidates, we continue to invest in our earlier stage product candidates and in our ADC technologies. In addition, we have established a strategic partnership with Takeda Pharmaceutical Company Limited, or Takeda, under which they obtained rights to XMT-1522 outside of the United States and Canada. We have also established strategic research and development partnerships with Takeda and Merck KGaA for the development and commercialization of additional ADC product candidates against a limited number of targets selected by our partners based on our Dolaflexin platform. We believe the potential of our ADC technologies, supported by our world-class management team and protected by our robust intellectual property portfolio, will allow us to develop targeted and highly tailored therapies to help cancer patients become cancer survivors.

 On July 3, 2017 we closed our IPO of 5,000,000 shares at a price of $15.00 per share; gross proceeds of $75.0 million.  We received approximately $67.4 million after deducting underwriting discounts and commissions and offering costs of approximately $7.6 million. On August 2, 2017, we issued and sold 51,977 shares of common stock at $15.00 per share for gross proceeds of $0.78 million upon the partial exercise of the underwriters’ overallotment option. We received net proceeds of $0.73 million after deducting $0.05 in underwriting discounts and commissions.

Since inception, our operations have focused on building our platform, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical studies, including Good Laboratory Practice, or GLP, toxicology studies, manufacturing clinical trial material and commencing clinical trials, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock and our initial public offering.

Since inception, we have incurred significant operating losses. Our net losses were $24.7 million and $15.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $83.9 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue clinical development of our lead product candidate XMT-1522;
•	continue clinical development activities for our second product candidate XMT-1536, following receipt of IND clearance in October 2017;
•	continue activities to discover, validate and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and general and administrative personnel; and
•	incur additional costs associated with operating as a public company.

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

For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, we recognized revenue of $5.8 million, $2.4 million, $12.1 million and $10.5 million, respectively, related to the Takeda agreements.

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

For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, we recognized revenue of $0.5 million, $0.8 million, $2.1 million and $2.7 million, respectively, related to the Merck KGaA agreement.

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

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
XMT-1522 external costs	$3,515	$2,485	$9,048	$10,117
XMT-1536 external costs	2,130	1,022	6,449	1,941
External costs for discovery stage programs and platform development	765	299	1,933	799
Internal research and development costs	5,002	3,749	14,715	10,306
Total research and development costs	$11,412	$7,555	$32,145	$23,163

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

Other income

Other income consists primarily of interest income earned on cash equivalents and marketable securities.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three months ended
	September 30,
(in thousands)	2017	2016	Dollar Change
Collaboration revenue	$6,267	$3,262	$3,005
Operating expenses:
Research and development	11,412	7,555	3,857
General and administrative	2,905	1,598	1,307
Total operating expenses	14,317	9,153	5,164
Other income:
Interest income	318	54	264
Total other income	318	54	264
Net loss	$(7,732)	$(5,837)	$(1,895)

Collaboration Revenue

The increase in collaboration revenue from $3.3 million during the three months ended September 30, 2016 to $6.3 million during the comparable period of 2017 is largely the result of $4.0 million in revenue due to changes in estimates of the costs to complete services under the Takeda agreements. This was offset by a $1.0 million decrease due to a reduction in efforts required to support collaboration activities.

Research and Development Expense

Research and development expense increased by $3.9 million from $7.6 million for the three months ended September 30, 2016 to $11.4 million for the three months ended September 30, 2017. The increase in research and development expense was primarily attributable to the following:

•	approximately $1.1 million in increased employee compensation primarily due to an increase in headcount as our programs progress in clinical and preclinical studies;
•

approximately $1.5 million in increased external research and development expenses for IND‑enabling preclinical and toxicology studies as well as the manufacturing activities for our two lead programs;

•	approximately $0.8 million milestone paid in connection with the IND filing for XMT-1536; and

•	approximately $0.4 million in increased external clinical and regulatory expenses due to the progress of our first in-human trial for our lead candidate XMT‑1522.

We expect our research and development expenses to increase as we continue our clinical development of XMT‑1522 and XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense increased by $1.3 million from $1.6 million during the three months ended September 30, 2016 to $2.9 million for the three months ended September 30, 2017. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $0.1 million in increased employee compensation primarily due to additional headcount as we build the infrastructure to support the growth of the research and development organization;
•	approximately $0.7 million in increased consulting and professional fees, including external legal fees, corporate communications and public relations costs; and
•	approximately $0.5 million in increased other costs, including taxes, insurance and software.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income

Other income was $0.1 million for the three months ended September 30, 2016 compared to $0.4 million for the three months ended September 30, 2017. The change in other income was primarily related to the recognition of interest income during the period ended September 30, 2017 due to higher cash, cash equivalents and marketable securities balances.

Comparison of the nine months ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items:

	Nine months ended
	September 30,
(in thousands)	2017	2016	Dollar Change
Collaboration revenue	$14,284	$13,175	$1,109
Operating expenses:
Research and development	32,145	23,163	8,982
General and administrative	7,406	5,044	2,362
Total operating expenses	39,551	28,207	11,344
Other income:
Interest income	527	73	454
Total other income	527	73	454
Net loss	$(24,740)	$(14,959)	$(9,781)

Collaboration Revenue

The increase in collaboration revenue from $13.2 million during the nine months ended September 30, 2016 to $14.3 million during the comparable period of 2017 is primarily the result of a $4.0 million increase in revenue due to the impact of changes in estimates of the total costs to complete the research services under the Takeda agreements. This increase in revenue was partially offset by a $3.0 million decrease in revenue due to the timing of activities performed under the XMT-1522 agreement.

Research and Development Expense

Research and development expense increased by $9.0 million from $23.2 million for the nine months ended September 30, 2016 to $32.1 million for the nine months ended September 30, 2017. The increase in research and development expense was primarily attributable to the following:

•

approximately $3.5 million in increased employee compensation and $0.6 million in increased lab consumables primarily due to an increase in headcount as our programs progress in clinical and preclinical studies;

•	approximately $1.0 million in increased manufacturing activities for our two lead programs partially offset by external IND‑enabling preclinical and toxicology studies in prior year;
•	approximately $2.3 million in total milestone payments in connection with our XMT-1522 and XMT-1536 clinical development activities; and
•	approximately $1.3 million in increased external clinical and regulatory expenses due to the progress of our first in-human trial for our lead candidate XMT-1522.

We expect our research and development expenses to increase as we continue our clinical development of XMT‑1522 and XMT‑1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense increased by $2.4 million from $5.0 million during the nine months ended September 30, 2016 to $7.4 million for the nine months ended September 30, 2017. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $0.7 million in increased personnel costs primarily due to additional headcount as we build the infrastructure to support the growth of the research and development organization;
•	approximately $1.2 million in increased professional fees, including external legal fees, corporate communications and public relations costs; and
•	approximately $0.5 million in increased other costs, including taxes, insurance and software.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income

Other income was $0.1 million for the nine months ended September 30, 2016 compared to $0.5 million for the nine months ended September 30, 2017. The change was primarily related to the recognition of interest income in the period ended September 30, 2017 due to higher cash, cash equivalents and marketable securities balances.

 Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we financed our operations to date primarily through private placements of our convertible preferred stock and strategic partnerships. As of September 30, 2017, we had cash, cash equivalents and short-term marketable securities of $136.9 million.

On July 3, 2017, we closed our IPO of 5,000,000 shares at $15.00 per share with gross proceeds of $75.0 million and net proceeds $67.4 million after deducting offering costs of $7.6 million. On August 2, 2017, we issued and sold 51,977 shares of common stock at $15.00 per share for gross proceeds of $0.78 upon the partial exercise of the underwriters’ overallotment option. We received net proceeds of $0.73 after deducting $0.05 in underwriting discounts and commissions.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine months ended
	September 30,
(in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(31,683)	$18,412
Net cash used in investing activities	(86,434)	(1,338)
Net cash provided by financing activities	68,576	58,235
(Decrease) increase in cash and cash equivalents	$(49,541)	$75,309

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $31.7 million as compared to net cash provided by operating activities of $18.4 million during the nine months ended September 30, 2016. We incurred losses during both periods, but the 2016 operating loss was offset by an increase in deferred revenue relating to upfront payments received from the 2016 Takeda agreements.

Net Cash Used in Investing Activities

Net cash used in investing activities was $86.4 million during the nine months ended September 30, 2017 compared to $1.3 million during the nine months ended September 30, 2016. Net cash used in investing activities for the nine months ended September 30, 2017 consisted primarily of purchases of marketable securities offset by maturities of marketable securities.  Net cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $68.6 million during the nine months ended September 30, 2017 compared to net cash provided by financing activities of $58.2 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, cash provided by financing activities consisted primarily of the net proceeds from our initial public offering.  During the nine months ended September 30, 2016 cash provided by financing activities resulted from the proceeds received from sales of Series B‑1 and C‑1 Convertible Preferred Stock.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating plan through at least mid-2019. Our future capital requirements will depend on many factors, including:

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2017 and 2016.

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

Our management, with the participation of our chief executive officer and chief business officer, who serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief business officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred net losses since our inception. Our net loss was $13.7 million for the year ended December 31, 2016 and $24.8 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $83.9 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products and therefore have never generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We expect to continue to incur significant expenses and increasing net losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct clinical development of XMT‑1522, including our Phase 1 clinical study;
•	conduct clinical development of XMT-1536, including our Phase 1 clinical study;
•	seek regulatory approval for XMT‑1522 and XMT‑1536;
•	add personnel to support our product development efforts;
•	continue our research and development efforts for new product opportunities; and

•	continue to operate as a newly public company.

If we are required by the United States Food and Drug Administration, or FDA, or any equivalent foreign regulatory authority to perform clinical studies or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical studies of XMT‑1522 or XMT‑1536, our expenses could increase.

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

Our cash, cash equivalents and marketable securities were $136.9 million as of September 30, 2017. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing XMT‑1522, XMT‑1536 and any future ADC product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical studies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our ADC product candidates. Our costs will increase if we experience any delays in our clinical studies for XMT‑1522 and anticipated clinical studies for XMT‑1536, including delays in enrollment of patients. We also incur costs associated with operating as a newly public company, hiring additional personnel and expanding our facilities.

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

We currently have only two ADC product candidates, XMT‑1522 and XMT-1536, in clinical studies. A failure of these product candidates in clinical development would adversely affect our business and may require us to discontinue development of other ADC product candidates based on the same technology.

XMT‑1522 and XMT-1536 are our only clinical‑stage development product candidates. While we have certain other preclinical programs in development and we intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as XMT‑1522 and XMT-1536. Since all of the product candidates in our current pipeline are ADC product candidates based on the same ADC platform, if XMT‑1522 or XMT-1536 fails in development as a result of any underlying problem with our ADC platform, then we may be required to discontinue development of all ADC product candidates that are based on the same technology. If we were required to discontinue development of XMT‑1522 or XMT-1536 or if XMT‑1522 or XMT-1536 were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

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

We rely on third parties to conduct preclinical studies and clinical studies for our ADC product candidates, including XMT‑1522 and XMT‑1536, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for XMT‑1522 or XMT‑1536 or any other ADC product candidates that we may develop in the future.

We have designed the Phase 1 clinical study for XMT‑1522 and XMT-1536 and intend to design any future clinical study for any future unpartnered ADC product candidates that we may develop if preclinical studies are successful. However, we rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these studies. As a result, we have less direct control over the conduct, timing and completion of these clinical studies and the management of data developed through clinical studies than would be the case if we were relying entirely upon our own staff. These CROs and other third parties are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical studies, resulting in the preclinical studies or clinical studies being delayed or unsuccessful.

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

Our stock price has been and may continue to be volatile. Since our IPO in June 2017, the price of our common stock as reported on The NASDAQ Select Global Market has ranged from a low of $12.71 on June 29, 2017 to a high of $21.01 on October 3, 2017. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk factors” section, and others beyond our control, including:

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

As of September 30, 2017, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned approximately 80% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock‑up agreements entered into in connection with our IPO. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2017, we had 22,734,333 shares of common stock outstanding. Of these shares, 17,638,212 may not be sold until December 2017 due to lock‑up agreements between the holders of these shares and the underwriters for our IPO. However, J. P. Morgan Securities LLC, Cowen and Company, LLC and Leerink Partners LLC, on behalf of the underwriters, can waive the provisions of these lock‑up agreements by prior written consent and allow these stockholders to sell their shares at any time.

In addition, as of September 30, 2017, there were 3,205,714 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock‑up agreements and Rules 144 and 701 under the Securities Act. Moreover, upon consummation of our IPO, holders of an aggregate of 17,580,601 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold into the public market, these sales could have an adverse effect on the market price for our common stock. We also have registered all shares of common stock that we may issue under our employee benefit plans, including our 2017 Stock Incentive Plan, or our 2017 Stock Plan. Once shares are issued in accordance with the terms of the plans, they can be freely sold in the public market upon issuance, subject to the lock‑up agreements and the restrictions imposed on our affiliates under Rule 144.

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

Use of Proceeds from the Sale of Registered Securities

On July 3, 2017, we closed our IPO, in which we issued and sold 5,000,000 shares of our common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $75.0 million.  On August 2, 2017, we issued and sold an additional 51,977 shares of common stock at $15.00 per share for gross proceeds of $0.78 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No.  333-218412), which was declared effective by the SEC on June 29, 2017.

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

We had not used any of the net offering proceeds as of September 30, 2017.  There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 27, 2017.

Item 6. Exhibits.

EXHIBIT 3.1	-	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 3.2	-	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 10.1	-	Third Amendment to Amended and Restated Research Collaboration and Commercial License Agreement, dated October 30, 2017, by and between Mersana Therapeutics, Inc. and Millennium Pharmaceuticals, Inc.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Business Officer (Principal Financial Officer).

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: November 9, 2017	By:	/s/ Anna Protopapas
Anna Protopapas
President and Chief Executive Officer

Dated: November 9, 2017	By:	/s/ Eva Jack
Eva Jack
Chief Business Officer (Principal Financial Officer)