Form 10-Q
period 2018-03-31
Mersana Therapeutics, Inc.
filed 2018-05-15
CIK 1442836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 22,901,853 shares of Common Stock ($0.0001 par value per share) outstanding as of May 10, 2018.

Unless otherwise stated or the context requires otherwise, all references to “us,” “our,” “Mersana,” “Mersana Therapeutics,” “we,” the “Company” and similar designations in this Quarterly Report on Form 10-Q refer to Mersana Therapeutics, Inc. and its consolidated subsidiary, Mersana Securities Corp.

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

These forward‑looking statements include, among other things, statements about:

•	the initiation, cost, timing, progress and results of our current and future research and development activities, preclinical studies and clinical trials;
•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnership arrangements;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to quickly and efficiently identify and develop additional product candidates;
•	our ability to advance any product candidate into, and successfully complete, clinical trials;
•	our intellectual property position, including with respect to our trade secrets; and
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

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

The forward‑looking statements contained herein represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, although we may elect to update these forward‑looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward‑looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Mersana Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$32,354	$26,591
Short-term marketable securities	75,605	88,143
Accounts receivable	288	784
Prepaid expenses and other current assets	3,111	2,025
Total current assets	111,358	117,543
Property and equipment, net	2,593	2,319
Long-term marketable securities	—	10,482
Other assets	1,804	371
Total assets	$115,755	$130,715
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,522	$3,070
Accrued expenses	5,912	6,944
Deferred rent	—	232
Deferred revenue	20,903	21,635
Total current liabilities	29,337	31,881
Deferred rent, net of current portion	312	67
Deferred revenue, net of current portion	29,559	28,773
Commitments (Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 22,869,962 and 22,765,017 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	169,018	168,018
Accumulated other comprehensive loss	(162)	(149)
Accumulated deficit	(112,312)	(97,878)
Total stockholders’ equity	56,547	69,994
Total liabilities and stockholders’ equity	$115,755	$130,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three months ended
	March 31,
	2018	2017

Collaboration revenue	$3,064	$4,290
Operating expenses:
Research and development	12,256	10,106
General and administrative	3,571	2,296
Total operating expenses	15,827	12,402
Other income:
Interest income	360	51
Total other income	360	51
Net loss	$(12,403)	$(8,061)
Other comprehensive loss:
Unrealized loss on marketable securities	(13)	—
Comprehensive loss	$(12,416)	$(8,061)
Net loss attributable to common stockholders — basic and diluted	$(12,403)	$(8,061)
Net loss per share attributable to common stockholders — basic and diluted	$(0.54)	$(6.02)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic and diluted	22,816,521	1,338,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(12,403)	$(8,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	258	209
Loss on disposal of fixed assets	20	—
Net amortization of premiums and discounts on investments	(157)	—
Stock-based compensation	745	264
Change in deferred rent	13	(28)
Changes in operating assets and liabilities:
Accounts receivable	496	339
Prepaid expenses and other current assets	(1,086)	(509)
Other assets	(1,433)	(1,025)
Accounts payable	(617)	(53)
Accrued expenses	(1,249)	589
Deferred revenue	(1,977)	(2,635)
Net cash used in operating activities	(17,390)	(10,910)

Cash flows from investing activities
Maturities of marketable securities	23,165	—
Purchase of property and equipment	(267)	(471)
Net cash provided by (used in) investing activities	22,898	(471)

Cash flows from financing activities
Proceeds from exercise of stock options	255	104
Payments of initial public offering costs	—	(505)
Net cash provided by (used in) financing activities	255	(401)

Increase (decrease) in cash, cash equivalents and restricted cash	5,763	(11,782)
Cash, cash equivalents and restricted cash, beginning of period	26,962	100,668
Cash, cash equivalents and restricted cash, end of period	$32,725	$88,886

Supplemental disclosures of non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$320	$154
Adjustment to accumulated deficit and deferred revenue upon adoption of Topic 606	$2,031	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

(in thousands, except share and per share data)

1. Nature of business and basis of presentation

Mersana Therapeutics, Inc. is a clinical stage company located in Cambridge, Massachusetts. The Company is advancing a proprietary pipeline of targeted oncology therapeutics leveraging its Dolaflexin® antibody drug conjugate (ADC) platform. The Company’s first product candidate, XMT-1522, an ADC designed to address a much broader population of patients with HER2-expressing tumors than served by currently approved HER2 therapies, is currently in a Phase 1 dose escalation study. The Company’s second product candidate, XMT-1536, an ADC targeting NaPi2b, an antigen broadly expressed in certain types of cancer, is also in a Phase 1 dose escalation study. In addition, the Company has established a strategic partnership with Takeda Pharmaceutical Company Limited (Takeda) under which Takeda obtained rights to XMT‑1522 outside of the United States and Canada. The Company has also established strategic research and development partnerships with Takeda and Merck KGaA for the development and commercialization of additional ADC product candidates against a limited number of targets selected by the Company’s partners based on the Company’s Dolaflexin platform.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products.

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

In connection with preparing for the IPO, the Company effected a 1-for-4.5 reverse stock split of the Company’s common stock. The reverse stock split became effective on June 15, 2017. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All share and per share amounts in the financial statements and the notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

The Company has incurred net losses since inception. The Company’s net loss was $12,403 for the three months ended March 31, 2018 and $38,707 for the year ended December 31, 2017. The Company expects to continue to incur operating losses for at least the next several years.  As of March 31, 2018, the Company had an accumulated deficit of $112,312. The future success of the Company is dependent on its ability to identify and develop its product candidates, and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' deficit and working capital. The Company believes that its existing cash, cash equivalents and marketable securities as of March 31, 2018, will enable it to fund its operating plan into the second half of 2019, which the Company expects will allow it to achieve initial clinical data readouts for its two lead development programs.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 28, 2018.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. Such adjustments are of a normal and recurring nature, other than the adjustments associated with the adoption of ASC Topic 606, Revenue from Contracts with Customers (Topic 606). The results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the modified retrospective method as discussed below in Note 2: Summary of Significant Accounting Policies. All 2018 amounts and disclosures set forth in this Form 10-Q reflect these changes.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include those of the Company and its subsidiary, Mersana Securities Corp. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company's management evaluates its estimates, which include, but are not limited to, management's judgments with respect to the performance obligations and estimated selling prices within its revenue arrangements, accrued expenses, valuation of stock-based awards and income taxes. Actual results could differ from those estimates.

The Company utilized significant estimates and assumptions in determining the fair value of its common stock prior to the Company’s IPO. The Company has utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately‑Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

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

Revenue Recognition

Effective January 1, 2018, the Company adopted the provisions of Topic 606, using the modified retrospective transition method.  Under this method, the Company recorded the cumulative effect of initially applying the new standard to all contracts in process as of the date of adoption.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

The adoption of the new revenue recognition guidance results in increases of $2,031 in deferred revenue and accumulated deficit as of January 1, 2018. For the three months ended March 31, 2018, revenue decreased by $897, net loss increased by $897 and basic and diluted net loss per share increased by $0.04 per share based on revenue recognition under Topic 606 as compared to the Company’s prior revenue recognition methodology under ASC 605 Revenue Recognition. These changes were primarily caused by the differences in determining and allocating transaction price under Topic 606.

The Company enters into collaboration agreements which are within the scope of Topic 606, under which the Company licenses rights to its technology and certain of the Company’s product candidates and performs research and development services for third parties.  The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.   The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The promised good or services in the Company’s arrangement typically consist of license rights to the Company’s intellectual property and research and development services.  The Company also has optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts with the customer if such option is elected by the customer, unless the option provides a material right which would not be provided without entering into the contract.  Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer.  Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources or (ii) the promised good or service is separately identifiable from other promises in the contract.  In assessing whether promised good or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract.  The consideration may include both fixed consideration or variable consideration.  At the inception of each arrangement that includes variable consideration and at each reporting period, the Company evaluates the amount of potential payment and the likelihood that the payments will be received.  The Company utilizes either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method better predicts the amount expected to be received.  If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price. We assessed each of our revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of our arrangements because: (a) the promised consideration approximates the cash selling price of the promised goods and services or any significant difference is due to factors other than financing; and (b) timing of payment approximates the transfer of goods and services and performance is over a relatively short period of time within the context of the entire term of the contract.

The Company’s contracts often include development and regulatory milestone payments. At contract inception and at each reporting period, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is not probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not included in the transaction price.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, the Company has not recognized any royalty revenue resulting from any of the Company’s collaboration arrangements.

The Company allocates the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations.  The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation.  Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts the Company would expect to receive for each performance obligation.

For performance obligations consisting of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

The Company receives payments from its customers based on billing schedules established in each contract. Such billings generally have 30 day terms. Up-front payments and fees are recorded as deferred revenue upon receipt or when

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional.

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. The Company considers the guidance in ASC Topic 606 in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. To the extent revenue is generated from a collaboration, the Company will recognize its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in Topic 606.

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

The following amounts were presented as cash, cash equivalents and restricted cash:

	Three months ended		Three months ended
	March 31, 2018		March 31, 2017
	Beginning	End	Beginning	End
	of period	of period	of period	of period
Cash and cash equivalents	$26,591	$32,354	$100,297	$88,515
Restricted cash included in other assets	371	371	371	371
Total cash, cash equivalents and restricted cash per statement of cash flows	$26,962	$32,725	$100,668	$88,886

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Marketable Securities

Short-term marketable securities consist of investments with maturities greater than three months and less than one year from the balance sheet date. Long-term marketable securities consist of investments with maturities greater than one year that are not expected to be used to fund current operations. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Amortization and accretion of discounts and premiums are recorded as interest income within other income. Unrealized gains and losses on available-for-sale securities are included in other comprehensive loss as a component of stockholders’ equity until realized.

Other Assets

The Company has recorded other assets of $1,804 and $371 as of March 31, 2018 and December 31, 2017, respectively. The March 31, 2018 amount is comprised of restricted cash of $371 held as security deposits for a standby letter of credit related to a facility lease and a corporate credit card program and $1,433 held by a service provider. The December 31, 2017 amount is comprised of restricted cash.

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

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividends. Due to the lack of a public market for the Company's common stock prior to completion of the IPO and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three months ended
	March 31,
	2018	2017
Series A-1 convertible preferred stock	—	5,574,467
Series B-1 convertible preferred stock	—	7,319,307
Series C-1 convertible preferred stock	—	3,260,897
Warrants	110,365	129,491
Stock options	3,905,845	3,282,849
	4,016,210	19,567,011

Patent Costs

The Company expenses patent application and related legal costs as incurred and classifies such costs as general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive loss. For the three months ended March 31, 2018, other comprehensive loss consisted of unrealized loss on marketable securities. For the three months ended March 31, 2017, comprehensive loss equaled the net loss.

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no financial instruments with off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

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

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments (ASU No. 2016-01) related to the recording of financial assets and financial liabilities. Under the amended guidance, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income (loss). However, an entity has the option to measure equity investments without readily determinable fair values either (i) at fair value or (ii) at cost, adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income (loss). The amended guidance became effective January 1, 2018. The Company adopted the new standard effective January 1, 2018. Based on the Company’s current investment holdings, the adoption of this new standard did not have a material impact on its consolidated financial position or results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination and several other clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The Company adopted the new standard effective January 1, 2018. The adoption of this standard did not  have a material impact on the Company’s consolidated statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (ASU No. 2016-18). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new standard effective January 1, 2018. The adoption of this standard did not  have a material impact on the Company’s consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance is intended to provide clarity and reduce diversity in practice as to when changes to the terms or conditions of share-based payments are accounted for as modifications. Under this new guidance, entities will apply modification accounting if the fair value, vesting conditions or classification of the award changes. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2017-09 is to be adopted prospectively to an award modified on or after the adoption date. The Company adopted the new standard effective January 1, 2018. The adoption of this standard did not  have a material impact on the Company’s consolidated statement of cash flows.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

3.     Collaboration agreements

Takeda XMT-1522 strategic partnership

In January 2016, the Company entered into a Development Collaboration and Commercial License Agreement with Takeda through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. for the development and commercialization of XMT-1522 (the XMT-1522 Agreement). Under the XMT-1522 Agreement, Takeda was granted the exclusive right to commercialize XMT-1522 outside of the United States and Canada. Under the XMT-1522 Agreement, the Company is responsible for conducting certain Phase 1 development activities for XMT-1522, including the ongoing Phase 1 clinical study, at its own expense. Takeda has the option to conduct Phase 1 development activities at its own expense within its territory. The parties will collaborate on the further development of XMT-1522 in accordance with a global development plan (Post-Phase 1 Development). The parties will share equally all clinical stage manufacturing costs and any Post-Phase 1 Development costs incurred in the performance of activities for the purpose of obtaining regulatory approval in either the United States or Canada and in certain other major markets in the rest of the world. Each party will be responsible for all Post-Phase 1 Development costs incurred in the performance of activities solely for the purpose of obtaining regulatory approval in such party's territory. Each party may conduct independent development of XMT-1522, subject to certain restrictions.

The Company received an upfront payment of $26,500 upon execution of the XMT-1522 Agreement. In addition, the Company was entitled to a milestone payment of $20,000 upon achievement of the IND Clearance Date (as defined therein). The Company achieved the IND Clearance Date in October 2016.

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

Takeda strategic research and development partnership

In March 2014, the Company entered into a Research Collaboration and Commercial License Agreement with Takeda through Takeda’s wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (the 2014 Agreement). The 2014 Agreement was amended in January 2015 and amended and restated in January 2016 (the 2016 Restated Agreement). The agreements provide Takeda with the right to develop ADCs directed to a total of seven exclusive targets, designated by Takeda, over a specified period of time. Takeda will be responsible for the product development and marketing of

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

any products resulting from this collaboration.  To date, the Company has received $24,800 in non-refundable upfront fees, technology access fees or option exercise fees.

For the two targets initially under the 2014 Agreement, the Company initially grants a research license upon designation of a target.  To receive a development and commercialization license for these designated targets, Takeda is required to pay an additional option exercise fee of $1,300.  For remaining five targets, the Company grants a research, development and commercialization license upon the designation of a target.

For each designated target, the Company and Takeda develop research plans to evaluate Takeda's antibodies as ADCs incorporating the Company's technology. The Company receives service fees for its efforts under the research plans. The goal of the research plans is to provide Takeda with sufficient information to formally nominate a development candidate and begin Investigational New Drug Application (IND), enabling studies or cease development on the designated target.

As of March 31, 2018, Takeda had designated four targets and received development and commercialization licenses for the first, third and fourth designated targets and a research license for the second designated target.  Takeda has limited replacement rights for two designated targets, subject to certain contractual restrictions.  Takeda is required to pay $500 to utilize the second limited replacement right.

As of March 31, 2018, if products are successfully developed and commercialized, the Company is entitled to receive aggregate milestones of up to $769,000 for all eligible designated targets consisting of $79,000 in development milestones, $239,000 in regulatory milestones, and $451,000 in commercial milestones. The total milestones payable on the first designated targets is $136,000 and the total milestones payable on each of the third, fifth, sixth and seventh designated target are $158,250. There are four individual development milestones per target, which are payable upon either the initiation of a GLP toxicology study or the filing of an IND application (depending upon the designated target), and the initiation of Phase 1 through Phase 3 clinical trials. There are six or eight individual regulatory milestones per target, depending on the target. These are payable upon regulatory submissions, regulatory approvals and pricing approvals, as applicable, for the U.S., European Union and Japanese markets and regulatory approvals for both a second and third indication. There are six individual commercial milestones, which are payable upon the first commercial sale in each of the U.S., European Union and Japanese markets and upon the attainment of three separate defined thresholds for annual net sales. The next potential milestone payment the Company will be eligible to receive is either a development milestone of $500 related to a GLP toxicology study or a development milestone of $750 related to the filing of an IND, depending upon the designated target. The Company is also entitled to receive royalties on product sales, if any, during the applicable royalty term. Royalties payable on the first and second designated targets are in the mid single digits and royalties payable on the third, fourth, fifth, sixth and seventh designated target are in the mid to high single digits.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

other party. However, if such breach only relates to one target, the agreement may only be terminated with respect to such target.

Accounting Analysis

For periods prior to January 1, 2018, the Company applied the provisions of ASC 605 in accounting for these arrangements.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 28, 2018 for the accounting analysis under these provisions.

Under ASC 605 and Topic 606, the Company has concluded that the 2016 Restated Agreement and the XMT-1522 Agreement should be accounted for as one arrangement due in part because the agreements are with the same party and were negotiated and executed contemporaneously. Further, in applying the contract modification practical expedient, the Company has aggregated the effect of all modifications through the initial date of application of Topic 606 for the purposes of (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations.

The performance obligations and the allocated transaction price as of the date of initial application of Topic 606 are as follows:

Allocated
Performance obligations	Transaction Price
XMT-1522 license and research services	$49,828
Joint research committee services for XMT-1522	449
Exclusive license to the first designated target and research services	6,611
Research license to the second designated target and research services	1,017
Material right related to the exclusive license to the second designated target	526
Exclusive license to the third designated target and research services	4,974
Exclusive license to the fourth designated target and research services	3,678
Material right related to the license to the fifth designated target and research services	3,506
Material right related to the license to the sixth designated target and research services	3,506
Material right to license to the seventh designated target and research services	3,506
Material right related to first replacement right for a designated target	3,506
Material right related to the second replacement right to a designated target	3,116
Rights to future technological improvements	1,750
Joint research committee services	150
$86,123

The Company has concluded the license related to each of the designated targets is not distinct from the research services performed related to each of the designated targets as Takeda cannot obtain the benefit of the license without the related research services.  Each license to a designated target and the related services performance obligation is considered distinct from every other license to a designated target and related services performance obligation as each research plan is pursued independent of the any other research plans for other designated targets.  Further, the material rights provided in the agreement provide Takeda incremental rights for either no additional consideration or for additional fees that contain a significant discount.  The material rights are distinct from the other performance obligations in the arrangement as they are options in the contract and are not required for Takeda to obtain the benefit of the other promised goods or services in the arrangement.

Similarly, the Company concluded that the XMT-1522 license and the related research and development services, including the Phase 1 development and the transfer certain materials and know how related to the Company's manufacturing processes are one performance obligation. The license to the Company's intellectual property is not

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

distinct from the research and related development services that the Company is obligated to perform. Takeda would not have the ability to realize the value of the license without the Company performing the related services.

The Company has concluded that the Post-Phase 1 Development activities under the XMT-1522 Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the commercial success of the activities. Accordingly, the Company is accounting for the Post-Phase 1 Development activities in accordance with ASC 808 and they are not considered revenue elements under Topic 606. For the three months ended March 31, 2018 and 2017, the Company was billed approximately $1,723 and $294, respectively, from Takeda representing the Company's share of Post-Phase 1 Development costs incurred by Takeda. These amounts have been reflected as research and development costs in the consolidated statement of operations. The Company did not perform any Post-Phase 1 Development activities or incur any associated costs prior to January 1, 2018.   During the three months ended March 31, 2018, the Company billed Takeda $740 related to ASC 808 costs.

As of the date of initial application of Topic 606, the total transaction price for the 2016 Restated Agreement and the XMT-1522 Agreement was $86,123, which includes approximately $14,023 of fees associated with research and development activities which have been or are expected to be received.  The Company utilizes the expected value approach to estimate the amount of consideration related to the fees associated with development and research services.  The Company utilizes the most likely amount approach to estimate any development and regulatory milestone payments to be received.  As of the date of initial application of Topic 606, there were no milestone payments, which had not been received, included in the estimated transaction price.  The Company considered the stage of development and the remaining risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Takeda.  The milestone payment amounts were fully constrained, as a result of the uncertainty whether any of the associated milestones would be achieved.  The Company has determined that any commercial milestones and sales based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.  There were no changes to the transaction price during the quarter ended March 31, 2018.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations.  The estimated standalone selling prices for performance obligations which include a license and research services, was developed using the estimated selling price of the license and an estimate of the overall effort to perform the research service and an estimated market rate for research services. The estimated standalone selling price of the licenses was established based on comparable transactions.  The estimated standalone selling price for the material rights and rights to future technological improvements were developed based on the estimated selling prices of a license or rights received and any fees payable upon exercise of the associated option, as well as considering the probability that additional technology would be made available or the probability the counterpart would utilize the technology or exercise the option. The estimated standalone selling price for the joint research committee services was developed using an estimate of the time and costs incurred to participate in the committees.

The Company will recognize revenue related to the performance obligations, which include research licenses or an exclusive development and commercialization license and the related research services, over the estimated period of the research and development services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total estimated costs of the research.  To the extent that the Company receives fees for the research services as they are performed, these amounts are recorded as deferred revenue. Revenue related to material rights will be recognized when the option is exercised, unless there are additional research services that the Company is required to perform related to the designated target (in which case revenue will be recognized based on the proportional performance model) or at the time the option right lapses. To the extent that the company receives a fee upon exercise of the option, such amounts are recorded as deferred revenue. Revenue related to the material rights related to replacement rights will be recognized over the research term of the replacement target once

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

the replacement right is exercised or at the time the right lapses unused. To the extent that the Company receives a fee upon exercise of the replacement right, such amounts are recorded as deferred revenue. Revenue related to future technological improvements and joint research committee services will be recognized ratably over the performance period (which in the case of the joint research committee services approximates the time and cost incurred), which is expected to be ten years and six years, respectively. The Company will reassess the estimated remaining term at each subsequent reporting period.

For the three months ended March 31, 2018 and 2017, the Company recorded total revenue of $2,536 and $3,530, respectively, related to its efforts under the 2016 Restated Agreement and the XMT-1522 Agreement. Included in accounts receivable as of December 31, 2017 was $454 related to the Takeda agreements. Included in accounts payable as of March 31, 2018 was $175 related to the Takeda agreements.

As of March 31, 2018, the Company had $42,877 of deferred revenue related to the Takeda agreements that will be recognized over the remaining performance periods for the applicable obligations.

Takeda invested $10,000 as part of the Company’s IPO.

Merck KGaA

In June 2014, the Company entered into a Collaboration and Commercial License Agreement with Merck KGaA (the Merck KGaA Agreement). Upon the execution of the agreement, Merck KGaA paid the Company a nonrefundable technology access fee of $12,000 for the right to develop ADCs directed to six exclusive targets over a specified period of time. No additional fees are due when a target is designated and the commercial license to the target is granted. Merck KGaA will be responsible for the product development and marketing of any products resulting from this collaboration.  All six targets were designated prior to 2018.

Under the terms of the agreement, the Company and Merck KGaA develop research plans to evaluate Merck KGaA's antibodies as ADCs incorporating the Company's technology. The Company receives fees for its efforts under the research plans. The goal of the research plans is to provide Merck KGaA with sufficient information to formally nominate a development candidate and begin IND-enabling studies or cease development on the designated target.

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

Prior to 2018, the Company had received $3,000 related to development milestones under the agreement.   There have been no additional milestone payments in the quarter ended March 31, 2018.  The next potential milestone payment the Company will be eligible to receive will be a development milestone of $500 on Merck KGaA's designation of a preclinical development candidate for any target. Revenue will be recognized upon achievement of the milestone. The Company and Merck KGaA may also enter into a future supply agreement to provide clinical study material should Merck KGaA pursue clinical development of any candidates nominated under the agreement.

Unless earlier terminated, the agreement will expire upon the expiration of the last royalty term for a product under the agreement, after which time, Merck KGaA will have a perpetual, royalty-free license, or if Merck KGaA does not designate any ADC product candidates produced by the Company under the agreement as preclinical development

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

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

Accounting Analysis

For periods prior to January 1, 2018, the Company applied the provisions of ASC 605 in accounting for this arrangement.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 28, 2018 for the accounting analysis under these provisions.

By applying the contract modification practical expedient, the Company has aggregated the effect of all modifications through the initial date of application of Topic 606 for the purposes of (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations.

The Company identified the following performance obligations under the agreement: (i) exclusive license and research services for six designated targets, (ii) rights to future technological improvements and (iii) participation of project team leaders and providing joint research committee services.

The Company has concluded that each license for a designated target is not distinct from the research services performed related to the designated target as Merck KGaA cannot obtain the benefit of the license without the related research services.  Each license for a designated target and the related services performance obligation is considered distinct from every other license for a designated target and related services performance obligation as each research plan is pursued independent of every other research plans for other designated targets.

As of the date of initial application of Topic 606, the total transaction price for the Merck KGaA Agreement was $22,875, which includes approximately $7,875 fees for research and development activities which have been or are expected to be received and $3 million of milestone payments previously earned.  The Company utilizes the expected value approach to estimate the amount of consideration related to the payment of fees associated with development and research services.  The Company utilizes the most likely amount approach to estimate any development and regulatory milestone payments to be received.  As of the date of initial application of Topic 606, there were no milestones payments, which had not already been received, included in the estimated transaction price.  The Company considered the stage of development and the remaining risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Merck KGaA.  The milestone payment amounts were fully constrained, as a result of the uncertainty whether any of the associated milestones would be achieved.  The Company has determined that any commercial milestones and sales based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.  There were no changes to the transaction price during the quarter ended March 31, 2018.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation or in the case of certain variable consideration to one or more performance obligations.  The estimated standalone selling prices for performance obligations, that include a license and research services, were developed using the estimated selling price of the license and an estimate of the overall effort to perform the research service and an estimated market rate for research services. The estimated standalone selling price of the licenses was established based on comparable transactions.  The estimated standalone selling price for the rights to future technological improvements was developed based on the estimated selling prices of a license or rights received, as well as considering the probability that additional technology would be made available or the probability the counterpart

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

would utilize the technology. The estimated standalone selling price for the joint research committee services was developed using an estimate of the time and costs incurred to participate in the committees.

The transaction price of $22,875 was allocated to the performance obligations as follows: approximately $4,226 for each of the license and corresponding research and development services units of account for the first and second designated targets; $3,439 for each of the license and corresponding research and development services units of account for the third, fourth, fifth and sixth designated target; $425 for rights to future technological improvements; and $242 for joint research committee services.

The Company is recognizing revenue related to the exclusive license and research and development services performance obligation over the estimated period of the research and development services using a proportional performance model.  The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred.  To the extent that the Company receives fees for the research services as they are preformed, these amounts are recorded as deferred revenue. Revenue related to future technological improvements and joint research committee services will be recognized ratably over the performance period (which in the case of the joint research committee services approximate the time and cost incurred each period), which are 10 and 5 years, respectively.  The Company is continuing to reassess the estimated remaining term at each subsequent reporting period.

During the three months ended March 31, 2018 and 2017, the Company recorded revenue of $332, and $697, respectively, related to its efforts under the collaboration agreement. Included in accounts receivable as of March 31, 2018 and December 31, 2017 was $94 and $330, respectively, related to the Merck KGaA Agreement.

As of March 31, 2018, the Company had recorded $7,389 in deferred revenue related to the Merck KGaA agreement that will be recognized over the remaining performance period.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the three months ended March 31, 2018:

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Three months ended March 31, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$52,439	$1,087	$3,064	$50,462

The impact of the adoption of the new revenue recognition guidance is reflected within the beginning of period balance.

During the three months ended March 31, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

Three months ended
March 31, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$3,064
Performance obligations satisfied in previous periods	$—

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Other Revenue

The Company has provided limited services for Asana BioSciences. For the three months ended March 31, 2018 and 2017, the Company recorded revenue of $195 and $63, respectively, related to these services.

4. Fair value measurements

The following table presents information about the Company's assets and liabilities regularly measured and carried at a fair value and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value as of March 31, 2018 and December 31, 2017:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Cash and cash equivalents	$32,354	$32,354	$—	$—
Marketable securities:
U.S. Treasuries	59,225	59,225	—	—
Commercial paper	9,989	—	9,989	—
Corporate bonds	6,391	—	6,391	—
	$107,959	$91,579	$16,380	$—

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Cash and cash equivalents	$26,591	$26,591	$—	$—
Marketable securities:
U.S. Treasuries	62,640	62,640	—	—
Commercial paper	24,931	—	24,931	—
Corporate bonds	11,054	—	11,054	—
	$125,216	$89,231	$35,985	$—

There were no changes in valuation techniques or transfers between fair value measurement levels during the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, cash and cash equivalents were comprised of cash and money market funds.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

5. Marketable securities

The following table summarizes marketable securities held at March 31, 2018 and December 31, 2017:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018
U.S. Treasuries	$59,378	$—	$(153)	$59,225
Commercial paper	9,989	—	—	9,989
Corporate bonds	6,400	—	(9)	6,391
	$75,767	$—	$(162)	$75,605

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
U.S. Treasuries	$62,777	$—	$(137)	$62,640
Commercial paper	24,931	—	—	24,931
Corporate bonds	11,066	—	(12)	11,054
	$98,774	$—	$(149)	$98,625

As of March 31, 2018, the Company held 19 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at March 31, 2018 was $65,617 and there were no securities held by the Company in an unrealized loss position for more than 12 months. As of March 31, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis. Furthermore, the Company has determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of March 31, 2018.

There were no realized gains or losses on available-for-sale securities during the three month periods ended March 31, 2018 and 2017.

6. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
Accrued payroll and related expenses	$1,103	$3,041
Accrued preclinical, manufacturing and clinical expenses	3,808	3,183
Accrued professional fees	418	492
Accrued other	583	228
	$5,912	$6,944

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

7. Stockholders’ equity

The following table presents the changes in the separate accounts comprising stockholders’ equity for the year ended December 31, 2017 and the three months ended March 31 2018, respectively.

			Additional	Accumulated		Stockholders’
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2016	1,294,352	$1	$3,551	$—	$(59,171)	$(55,619)
Change	21,470,665	2	164,467	(149)	(38,707)	125,613
Balance at December 31, 2017	22,765,017	3	168,018	(149)	$(97,878)	69,994
Change	104,945	—	1,000	(13)	(14,434)	(13,447)
Balance at March 31, 2018	22,869,962	$3	$169,018	$(162)	$(112,312)	$56,547

Preferred stock

As of March 31, 2018, the Company has 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

Common stock

The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors (the Board).

At March 31, 2018, and December 31, 2017, there were 4,016,210 and 3,315,850, respectively, shares of common stock reserved for the exercise of outstanding stock options and warrants (in common stock equivalent shares).

	March 31,	December 31,
	2018	2017
Warrants	110,365	110,365
Stock options	3,905,845	3,205,485
	4,016,210	3,315,850

Warrants

In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of March 31, 2018, warrants to purchase 110,365 shares of common stock were outstanding.

8. Stock options

Stock option plans

As of June 30, 2017, there were 3,141,625 options outstanding under the Company’s 2007 Stock Incentive Plan.  The 2007 Plan expired in June 2017 and there will be no future grants under this plan.

In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan or the Plan).  Under the 2017 Plan, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards. The number of shares of common stock issuable under the Plan will be cumulatively increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the Plan. Any cancellations under the 2007 Plan would increase the number of shares that could be granted

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

under the 2017 Plan. On January 1, 2018, the number of shares of common stock issuable under the Plan was increased by 910,600 shares. As of March 31, 2018 there were 1,343,975 shares available for future issuance under the Plan.

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

A summary of the activity under the Plans is as follows:

		Weighted-	Remaining
	Number	Average	Contractual Life	Aggregate
	of Shares	Exercise Price	(in years)	Intrinsic Value

Options outstanding at January 1, 2018	3,205,485	$3.44	7.8	$41,709
Granted	984,274	14.37
Exercised	(104,945)	2.43
Cancelled	(178,969)	7.71
Options outstanding at March 31, 2018	3,905,845	$6.02	7.7	$38,254

Options exercisable at March 31, 2018	1,693,746	$2.25	6.2	$22,908

The weighted-average grant date fair value of options granted during the three months ended March 31, 2018 and 2017, was $9.47 and $4.22 per share, respectively.

Cash received from the exercise of stock options was $255 and $104 for the three months ended March 31, 2018 and 2017, respectively.

Stock-based compensation

The Company uses the provisions of ASC 718, Stock Compensation, to account for stock-based awards.

The measurement date for employee awards is generally the date of grant. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period, using the straight-line method.

For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $745 and $264, respectively. The Company has an aggregate of $12,197 of unrecognized stock compensation cost as of March 31, 2018 remaining to be amortized over the weighted-average period of 3.4 years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended
	March 31,
	2018	2017
Risk-free interest rate	2.7%	2.3%
Expected dividend yield	—%	—%
Expected term (years)	6.08	6.25
Expected stock price volatility	73%	67%

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Employee Stock Purchase Plan

In connection with the IPO, the Board adopted and the Company's stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP), which became effective upon the closing of the IPO in July 2017. The Company has reserved 225,000 shares of common stock for issuance under the 2017 ESPP. The Company has not issued any shares under the 2017 ESPP.

9. Commitments

Operating leases

The Company leases office space in Cambridge, MA under an operating lease, which was last amended in January 2018, which is effective through March 2021. The lease also provided the Company with a tenant improvement allowance of up to $356. The Company fully utilized the allowance and recorded the assets acquired with the allowance as leasehold improvements. The Company recorded the tenant improvement allowance as a deferred lease incentive and is amortizing the deferred lease incentive through a reduction of rent expense ratably over the lease term.

In connection with the office lease, the Company has a letter of credit agreement for the benefit of its landlord in the amount of $321 as of each of March 31, 2018 and December 31, 2017, respectively, collateralized by a money market account. The Company classified this amount as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

For the three months ended March 31, 2018 and 2017, rent expense was $466 and $447, respectively.

The Company is recording rent expense on a straight-line basis over the term of the lease and has recorded deferred rent in the condensed consolidated balance sheets, accordingly.

License agreements

Through March 31, 2018, the Company has licensed intellectual property from two biotechnology companies. The consideration included upfront payments and a commitment to pay annual license fees, milestone payments, and, upon product commercialization, royalties on revenue generated from the sale of products covered by the licenses. The Company recorded milestone payments of $0 and $1,500 during the three months ended March 31, 2018 and 2017, respectively.

10. Subsequent events

For the purposes of the unaudited financial statements as of March 31, 2018 and the period then ended, the Company has evaluated subsequent events through May 14, 2018, the date the unaudited interim financial statements were issued. There were no items requiring adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 28, 2018.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing antibody drug conjugates (ADCs), that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged 20 years of industry learning in the ADC field to develop proprietary technologies that enable us to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. Our most advanced platform, Dolaflexin, has been used to generate a pipeline of proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC-based therapies. Our lead product candidate, XMT‑1522, is a HER2‑targeted ADC currently in a Phase 1 dose escalation study primarily in breast cancer patients as well as non‑small cell lung cancer (NSCLC) and gastric cancer. Upon the completion of dose escalation, we plan to expand clinical development of XMT‑1522 into additional breast cancer, NSCLC, and gastric cancer patient populations, all of which are not addressed by existing HER2 therapies. Our second product candidate, XMT-1536, is an ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and NSCLC. XMT-1536 entered clinical development in late 2017 and is currently in a Phase 1 dose escalation study. Beyond our two lead product candidates, we continue to invest in our earlier stage product candidates and in our ADC technologies. In addition, we have established a strategic partnership with Takeda Pharmaceutical Company Limited (Takeda) under which they obtained rights to XMT-1522 outside of the United States and Canada. We have also established strategic research and development partnerships with Takeda and Merck KGaA for the development and commercialization of additional ADC product candidates against a limited number of targets selected by our partners based on our Dolaflexin platform. We believe the potential of our ADC technologies, supported by our world-class management team and protected by our robust intellectual property portfolio, will allow us to develop targeted and highly tailored therapies to help cancer patients become cancer survivors.

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

Since inception, our operations have focused on building our platform, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical studies, including Good Laboratory Practice (GLP), toxicology studies, manufacturing clinical trial material and conducting clinical trials, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock and the IPO.

Since inception, we have incurred significant operating losses. Our net losses were $12.4 million and $8.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $112.3 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue clinical development activities for our lead product candidate XMT-1522;
•	continue clinical development activities for our second product candidate XMT-1536;
•	continue activities to discover, validate and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and general and administrative personnel; and
•	continue to incur additional costs associated with operating as a public company.

Financial operations overview

Revenue

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method as discussed above in Note 2 to our unaudited condensed consolidated financial statements. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect these changes.

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

For the three months ended March 31, 2018 and 2017, we recognized revenue of $2.5 million and $3.5 million, respectively, related to the Takeda agreements.

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

For the three months ended March 31, 2018 and 2017, we recognized revenue of $0.3 million and $0.7 million, respectively, related to the Merck KGaA agreement.

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

For information about our revenue recognition policy, see the Note 2 to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

	Three months ended
	March 31,
(in thousands)	2018	2017
XMT-1522 external costs	$3,486	$3,402
XMT-1536 external costs	1,817	1,443
External costs for discovery stage programs and platform development	1,126	507
Internal research and development costs	5,827	4,754
Total research and development costs	$12,256	$10,106

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

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
(in thousands)	2018	2017	Dollar Change
Collaboration revenue	$3,064	$4,290	$(1,226)
Operating expenses:
Research and development	12,256	10,106	2,150
General and administrative	3,571	2,296	1,275
Total operating expenses	15,827	12,402	3,425
Other income:
Interest income	360	51	309
Total other income	360	51	309
Net loss	$(12,403)	$(8,061)	$(4,342)

Collaboration Revenue

Collaboration revenue was $3.1 million during the three months ended March 31, 2018, compared to $4.3 million during the three months ended March 31, 2017, a decrease of $1.2 million. The decrease was primarily due to a reduction in efforts required to support collaboration activities.

Research and Development Expense

Research and development expense increased by $2.2 million from $10.1 million for the three months ended March 31, 2017 to $12.3 million for the three months ended March 31, 2018, an increase of 22%. The increase in research and development expense was primarily attributable to the following:

•	approximately $1.0 million in increased employee compensation primarily due to an increase in headcount as our programs progress in clinical and preclinical studies;
•	approximately $1.6 million in increased external research and development expenses related to our platform development, target evaluation and manufacturing activities for our two lead programs; and
•	approximately $1.1 million due to in increased external clinical and regulatory expenses due to the progress of XMT‑1522 and XMT-1536, partially offset by;
•	approximately $1.5 million due to milestone payment made in the comparable quarter of 2017.

We expect our research and development expenses to increase as we continue our clinical development of XMT‑1522 and XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense increased by $1.3 million from $2.3 million during the three months ended March 31, 2017 to $3.6 million for the three months ended March 31, 2018, an increase of 55%. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $0.6 million in increased employee compensation primarily due to additional headcount as we build the infrastructure to support the growth of the research and development organization;
•	approximately $0.3 million in increased consulting and professional fees, including external legal fees, corporate communications and public relations costs; and
•	approximately $0.4 million in increased other costs, including taxes, insurance and software.

We expect that our general and administrative expense will increase in future periods as we expand our operations and continue to incur additional costs in connection with being a public company. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income

Other income was $0.4 million for the three months ended March 31, 2018, compared to $0.1 million for the three months ended March 31, 2017. The increase in other income was primarily related to the recognition of interest income during the period ended March 31, 2018 due to higher cash, cash equivalents and marketable securities balances.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we financed our operations primarily through private placements of our convertible preferred stock and strategic partnerships.

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

As of March 31, 2018, we had cash, cash equivalents and short-term marketable securities of $108.0 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31,2018 and 2017:

	Three months ended
	March 31,
(in thousands)	2018	2017
Net cash used in operating activities	$(17,390)	$(10,910)
Net cash provided by (used in) investing activities	22,898	(471)
Net cash provided by (used in) financing activities	255	(401)
Increase (decrease) in cash, cash equivalents and restricted cash	$5,763	$(11,782)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $17.4 million as compared to $10.9 million during the three months ended March 31, 2017.  The increase was due primarily to an increase in operating expenses for 2018 and timing of payments made to vendors.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $22.9 million during the three months ended March 31, 2018 and consisted primarily of maturities of marketable securities.  Net cash used in investing activities was $0.5 million during the three months ended March 31, 2017 and consisted primarily of purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.3 million during the three months ended March 31, 2018 as compared to net cash used in financing activities of $0.4 million during the three months ended March 31, 2017. During the three month ended March 31, 2018 cash provided by financing activities consisted primarily of the proceeds from exercises of stock options.  During the three months ended March 31, 2017 cash used in financing activities resulted from the payment of IPO costs, partially offset by the proceeds from exercises of stock options.

Funding Requirements

We expect our cash expenditures to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating plan into the second half of 2019. Our future capital requirements will depend on many factors, including:

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

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash and cash equivalents and, short-term marketable securities are in a money market fund that invests in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are currently not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2018 and 2017.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this

Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A.           Risk Factors

Risk Factors

An investment in shares of our common stock involves a high degree of risk. The risk factors below are the only ones that have changed materially since disclosed in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year 2017, as filed with the SEC on March 28, 2018. You should carefully consider the risk factors below as well as the other risk factors included in our Annual Report on Form 10-K for fiscal year 2017, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of March 31, 2018, we estimate that we have used approximately $29.0 million of the net proceeds from the IPO to fund manufacturing and clinical development activities for XMT-1522 and XMT-1536 and other research activities in support of our preclinical programs, and for working capital and other general corporate purposes. We have invested the unused proceeds from the offering in marketable securities and money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

Item 6. Exhibits.

EXHIBIT 3.1	-	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 3.2	-	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 10.1	-	Sixth Lease Extension and Modification Agreement, dated January 17, 2018, by and between Mersana Therapeutics, Inc. and Rivertech Associates II LLC.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: May 14, 2018	By:	/s/ Anna Protopapas
Anna Protopapas
President and Chief Executive Officer

Dated: May 14, 2018	By:	/s/ David A. Spellman
David A. Spellman
Chief Financial Officer