Form 10-Q
period 2018-06-30
Mersana Therapeutics, Inc.
filed 2018-08-14
CIK 1442836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 23,153,418 shares of Common Stock ($0.0001 par value per share) outstanding as of August 13, 2018.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Mersana Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$51,142	$26,591
Short-term marketable securities	45,367	88,143
Accounts receivable	1,681	784
Prepaid expenses and other current assets	3,995	2,025
Total current assets	102,185	117,543
Property and equipment, net	2,753	2,319
Long-term marketable securities	—	10,482
Other assets	1,970	371
Total assets	$106,908	$130,715
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,158	$3,070
Accrued expenses	8,494	6,944
Deferred rent	—	232
Deferred revenue	19,224	21,635
Total current liabilities	31,876	31,881
Deferred rent, net of current portion	355	67
Deferred revenue, net of current portion	28,984	28,773
Commitments (Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 23,117,738 and 22,765,017 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	170,446	168,018
Accumulated other comprehensive loss	(90)	(149)
Accumulated deficit	(124,666)	(97,878)
Total stockholders’ equity	45,693	69,994
Total liabilities and stockholders’ equity	$106,908	$130,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Collaboration revenue	$4,191	$3,727	$7,255	$8,017
Operating expenses:
Research and development	12,663	10,627	24,919	20,733
General and administrative	4,231	2,204	7,801	4,501
Total operating expenses	16,894	12,831	32,720	25,234
Other income:
Interest income	349	158	709	209
Total other income	349	158	709	209
Net loss	$(12,354)	$(8,946)	$(24,756)	$(17,008)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	72	(9)	59	(9)
Comprehensive loss	$(12,282)	$(8,955)	$(24,697)	$(17,017)
Net loss attributable to common stockholders — basic and diluted	$(12,354)	$(8,946)	$(24,756)	$(17,008)
Net loss per share attributable to common stockholders — basic and diluted	$(0.54)	$(6.33)	$(1.08)	$(12.36)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic and diluted	22,966,314	1,412,308	22,891,831	1,375,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(24,756)	$(17,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	565	438
Loss on disposal of fixed assets	20	—
Net amortization of premiums and discounts on investments	(248)	—
Stock-based compensation	1,703	617
Change in deferred rent	56	(71)
Changes in operating assets and liabilities:
Accounts receivable	(897)	538
Prepaid expenses and other current assets	(1,970)	(926)
Other assets	(1,433)	(423)
Accounts payable	976	(205)
Accrued expenses	1,377	1,068
Deferred revenue	(4,231)	(4,627)
Net cash used in operating activities	(28,838)	(20,599)

Cash flows from investing activities
Maturities of marketable securities	53,565	—
Purchase of property and equipment	(820)	(328)
Purchase of marketable securities	—	(44,252)
Net cash provided by (used in) investing activities	52,745	(44,580)

Cash flows from financing activities
Proceeds from exercise of stock options	725	364
Payments of financing costs	(81)	(2,429)
Net cash provided by (used in) financing activities	644	(2,065)

Increase (decrease) in cash, cash equivalents and restricted cash	24,551	(67,244)
Cash, cash equivalents and restricted cash, beginning of period	26,962	100,668
Cash, cash equivalents and restricted cash, end of period	$51,513	$33,424

Supplemental disclosures of non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$234	$—
Adjustment to accumulated deficit and deferred revenue upon adoption of Topic 606	$2,031	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

(in thousands, except share and per share data)

1. Nature of business and basis of presentation

Mersana Therapeutics, Inc. is a clinical stage company located in Cambridge, Massachusetts. The Company is advancing a proprietary pipeline of targeted oncology therapeutics leveraging its Dolaflexin® antibody drug conjugate (ADC) platform. The Company’s first product candidate, XMT-1522, an ADC designed to address a much broader population of patients with HER2-antigen expressing tumors than served by currently approved HER2 therapies, is currently in a Phase 1 dose escalation study. The Company’s second product candidate, XMT-1536, an ADC targeting NaPi2b, an antigen broadly expressed in certain types of cancer, is also in a Phase 1 dose escalation study. In addition, the Company has established a strategic partnership with Takeda Pharmaceutical Company Limited (Takeda) under which Takeda obtained rights to XMT‑1522 outside of the United States and Canada. The Company has also established strategic research and development partnerships with Takeda and Merck KGaA for the development and commercialization of additional ADC product candidates against a limited number of targets selected by the Company’s partners based on the Company’s Dolaflexin platform.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval and reimbursement for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products.

On July 19, 2018, the Company announced that the U.S. Food and Drug Administration (FDA) placed the Phase 1 study of XMT-1522 on partial clinical hold. The Company is working diligently with the FDA and the site investigators to resolve the partial clinical hold. See Note 10 to unaudited condensed consolidated financial statements for additional disclosure related to this partial clinical hold.

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

The Company has incurred net losses since inception. The Company’s net loss was $24,756 for the six months ended June 30, 2018 and $38,707 for the year ended December 31, 2017. The Company expects to continue to incur operating losses for at least the next several years.  As of June 30, 2018, the Company had an accumulated deficit of $124,666. The future success of the Company is dependent on its ability to identify and develop its product candidates, and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' deficit and working capital. The Company believes that its existing cash, cash equivalents and marketable securities as of June 30, 2018, will enable it to fund its current operating plan for at least the next tweleve months, which the Company expects will allow it to achieve initial clinical data readouts for its two lead development programs.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. Such adjustments are of a normal and recurring nature, other than the adjustments associated with the adoption of ASC Topic 606, Revenue from Contracts with Customers (Topic 606). The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the modified retrospective method as discussed below in Note 2: Summary of Significant Accounting Policies. All 2018 amounts and disclosures set forth in this Quartelry Report on Form 10-Q reflect these changes.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its subsidiary, Mersana Securities Corp. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, management’s judgments with respect to the performance obligations and estimated selling prices within its revenue arrangements, accrued expenses, valuation of stock-based awards and income taxes. Actual results could differ from those estimates.

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

The adoption of the new revenue recognition guidance resulted in increases of $2,031 in deferred revenue and accumulated deficit as of January 1, 2018. For the three months ended June 30, 2018, revenue increased by $326, net loss decreased by $326 and basic and diluted net loss per share decreased by $0.01, based on revenue recognition under Topic 606 as compared to the Company’s prior revenue recognition methodology under ASC 605 Revenue Recognition. For the six months ended June 30, 2018, revenue decreased by $571, net loss increased by $571 and basic and diluted net loss per share increased by $0.02, based on revenue recognition under Topic 606 as compared to the Company’s prior revenue recognition methodology under ASC 605 Revenue Recognition. These changes were primarily caused by the differences in determining and allocating transaction price under Topic 606.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

The promised good or services in the Company’s arrangement typically consist of license rights to the Company’s intellectual property and research and development services.  The Company also has optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts with the customer if such option is elected by the customer, unless the option provides a material right which would not be provided without entering into the contract.  Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer.  Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources or (ii) the promised good or service is separately identifiable from other promises in the contract.  In assessing whether promised good or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

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

The Company receives payments from its customers based on billing schedules established in each contract. Such billings generally have 30 day terms. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional.

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. The Company considers the guidance in ASC Topic 606 in determining the appropriate treatment for the transactions between the Company and its collaborative partners and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. To the extent revenue is generated from a collaboration, the Company will recognize its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in Topic 606.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

The following amounts were presented as cash, cash equivalents and restricted cash:

	Six months ended		Six months ended
	June 30, 2018		June 30, 2017
	Beginning	End	Beginning	End
	of period	of period	of period	of period
Cash and cash equivalents	$26,591	$51,142	$100,297	$33,053
Restricted cash included in other assets	371	371	371	371
Total cash, cash equivalents and restricted cash per statement of cash flows	$26,962	$51,513	$100,668	$33,424

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

Other Assets

The Company has recorded other assets of $1,970 and $371 as of June 30, 2018 and December 31, 2017, respectively. The June 30, 2018 amount is comprised of restricted cash of $371 held as security deposits for a standby letter of credit related to a facility lease and a corporate credit card program, $1,433 held by a service provider and $166 in deferred financing costs. The December 31, 2017 amount is comprised of restricted cash.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Series A-1 convertible preferred stock	—	5,574,467	—	5,574,467
Series B-1 convertible preferred stock	—	7,319,307	—	7,319,307
Series C-1 convertible preferred stock	—	3,260,897	—	3,260,897
Warrants	110,365	129,491	110,365	129,491
Stock options	3,635,541	3,177,630	3,635,541	3,177,630
	3,745,906	19,461,792	3,745,906	19,461,792

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). For the three and six months ended June 30, 2018 and 2017, other comprehensive loss consisted of unrealized loss on marketable securities.

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no financial instruments with off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. Cash, cash equivalents, and marketable securities are deposited with federally insured financial institutions in the United States and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and therefore bear minimal interest rate risk.

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

In addition to the milestone payment upon achievement of the IND Clearance Date, the Company is entitled to receive future development, regulatory and commercial milestones of up to $288,000, consisting of $87,000 of development milestones, $128,000 of regulatory milestones and $73,000 of commercial milestones, as well as royalties in the low to mid teens on net sales of XMT-1522 in Takeda's territory during the applicable royalty term. There are development milestones payable upon the achievement of nine separate events: the initiation of Phase 2 clinical trials and Phase 3 clinical trials for four separate specified patient populations and the initiation of a Phase 3 clinical trial for one additional unspecified patient population. There are 14 regulatory milestones, which are payable upon regulatory submissions, regulatory approvals and pricing approvals, as applicable, for the U.S., European Union and Japanese markets for up to four separate patient populations and multiple label indications. In addition, a regulatory milestone is payable upon the receipt of regulatory and pricing approval in two specified markets other than the United States, the European Union or Japan. There are three individual commercial milestones, which are payable upon the attainment of certain thresholds for annual net sales. The next potential milestone the Company will be eligible to receive is a development milestone of $12,000 related to the initiation of a Phase 2 clinical trial.

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

Takeda strategic research and development partnership

In March 2014, the Company entered into a Research Collaboration and Commercial License Agreement with Takeda through Takeda’s wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (the 2014 Agreement). The 2014 Agreement was amended in January 2015 and amended and restated in January 2016 (the 2016 Restated Agreement). The agreements initially provided Takeda with the right to develop ADCs directed to a total of seven exclusive targets, designated by Takeda, over a specified period of time. Takeda will be responsible for the product development and marketing of any products resulting from this collaboration.  To date, the Company has received $24,800 in non-refundable upfront fees, technology access fees or option exercise fees.

For the two targets initially under the 2014 Agreement, the Company initially granted a research license upon designation of a target.  To receive a development and commercialization license for these designated targets, Takeda was required to pay an additional option exercise fee of $1,300.  For the remaining five targets, the Company grants a research, development and commercialization license upon the designation of a target.

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

As of June 30, 2018, Takeda had designated four targets and received development and commercialization licenses for the first, third and fourth designated targets and a research license for the second designated target.  Takeda has limited replacement rights for two designated targets, subject to certain contractual restrictions.  Takeda is required to pay $500 to utilize the second limited replacement right.

As of June 30, 2018, if products are successfully developed and commercialized, the Company is entitled to receive aggregate milestones of up to $474,750 for all eligible designated targets consisting of $50,250 in development milestones, $153,000 in regulatory milestones, and $271,500 in commercial milestones. The total milestones payable on each of the remaining eligible three targets are $158,250. There are four individual development milestones per target, which are payable upon the filing of an IND application and the initiation of Phase 1 through Phase 3 clinical trials. There are eight individual regulatory milestones per target. These are payable upon regulatory submissions, regulatory approvals and pricing approvals, as applicable, for the U.S., European Union and Japanese markets and regulatory approvals for both a second and third indication. There are six individual commercial milestones, which are payable upon the first commercial sale in each of the U.S., European Union and Japanese markets and upon the attainment of three separate defined thresholds for annual net sales. The next potential milestone payment the Company will be eligible to receive is a development milestone of $750 related to the filing of an IND. The Company is also entitled to receive royalties on product sales, if any, during the applicable royalty term. Royalties payable on the remaining designated targets are in the mid to high single digits.

The Company may elect to exercise an option to co-develop and co-commercialize one product incorporating either Takeda's fifth, sixth or seventh target in the United States for a payment of $15,000. If the Company elects to exercise the option to co-develop and co-commercialize a product, the Company will share in 50% of the profits related to United States. The Company will be responsible for 50% of costs incurred specifically for the United States and 30% of global development costs. Any costs incurred specifically for a foreign country will be borne 100% by Takeda. If the Company elects to co-develop and co-commercialize a product, certain regulatory milestones and royalties related to the United States for that target would not be paid by Takeda.

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

Similarly, the Company concluded that the XMT-1522 license and the related research and development services, including the Phase 1 development and the transfer certain materials and know how related to the Company's manufacturing processes are one performance obligation. The license to the Company's intellectual property is not distinct from the research and related development services that the Company is obligated to perform. Takeda would not have the ability to realize the value of the license without the Company performing the related services.

The Company has concluded that the Post-Phase 1 Development activities under the XMT-1522 Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the commercial success of the activities. Accordingly, the Company is accounting for the Post-Phase 1 Development activities in accordance with ASC 808 and they are not considered revenue elements under Topic 606. For the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, the Company was billed approximately $1,080, $501, $2,803 and $795, respectively, from Takeda representing the Company's share of Post-Phase 1 Development costs incurred by Takeda. These amounts have been reflected as research and development costs in the consolidated statement of operations. The Company did not perform any Post-Phase 1 Development activities or incur any associated costs prior to January 1, 2018.   During the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, the Company billed Takeda $1,054, $0, $1,794 and $0, respectively, related to ASC 808 costs.

As of the date of initial application of Topic 606, the total transaction price for the 2016 Restated Agreement and the XMT-1522 Agreement was $86,123, which includes approximately $14,023 of fees associated with research and development activities which have been or are expected to be received.  The Company utilizes the expected value approach to estimate the amount of consideration related to the fees associated with development and research services.  The Company utilizes the most likely amount approach to estimate any development and regulatory milestone payments to be received.  As of the date of initial application of Topic 606, there were no milestone payments, which had not been received, included in the estimated transaction price.  The Company considered the stage of development and the remaining risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Takeda.  The milestone payment amounts were fully constrained, as a result of the uncertainty whether any of the associated milestones would be achieved.  The Company has determined that any commercial milestones and sales based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.  There were no changes to the transaction price during the three and six months ended June 30, 2018.

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

For the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, the Company recorded total revenue of $2,079, $2,754, $4,616 and $6,284, respectively, related to its efforts under the 2016 Restated Agreement and the XMT-1522 Agreement. Included in accounts receivable as of June 30, 2018 and December 31, 2017 was $2 and $454, respectively, related to the Takeda agreements.

As of June 30, 2018, the Company had $41,056 of deferred revenue related to the Takeda agreements that will be recognized over the remaining performance periods for the applicable obligations.

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

Prior to 2018, the Company had received $3,000 related to development milestones under the agreement.   There have been no additional milestone payments in the six months ended June 30, 2018.  The next potential milestone payment the Company will be eligible to receive will be a development milestone of $500 on Merck KGaA's designation of a

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

preclinical development candidate for any target. Revenue will be recognized upon achievement of the milestone. The Company and Merck KGaA may also enter into a future supply agreement to provide clinical study material should Merck KGaA pursue clinical development of any candidates nominated under the agreement.

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

As of the date of initial application of Topic 606, the total transaction price for the Merck KGaA Agreement was $22,875, which includes approximately $7,875 fees for research and development activities which have been or are expected to be received and $3,000 of milestone payments previously earned.  The Company utilizes the expected value approach to estimate the amount of consideration related to the payment of fees associated with development and research services.  The Company utilizes the most likely amount approach to estimate any development and regulatory milestone payments to be received.  As of the date of initial application of Topic 606, there were no milestones payments, which had not already been received, included in the estimated transaction price.  The Company considered the stage of development and the remaining risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Merck KGaA.  The milestone payment amounts were fully constrained, as a result of the uncertainty whether any of the associated milestones would be achieved.  The Company has determined that any commercial milestones and sales based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.  There were no changes to the transaction price during the three and six months ended  June 30, 2018.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation or in the case of certain variable consideration to one or more performance

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

obligations.  The estimated standalone selling prices for performance obligations, that include a license and research services, were developed using the estimated selling price of the license and an estimate of the overall effort to perform the research service and an estimated market rate for research services. The estimated standalone selling price of the licenses was established based on comparable transactions.  The estimated standalone selling price for the rights to future technological improvements was developed based on the estimated selling prices of a license or rights received, as well as considering the probability that additional technology would be made available or the probability the counterpart would utilize the technology. The estimated standalone selling price for the joint research committee services was developed using an estimate of the time and costs incurred to participate in the committees.

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

During the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, the Company recorded revenue of $612, $910, $944 and $1,607, respectively, related to its efforts under the collaboration agreement. Included in accounts receivable as of June 30, 2018 and December 31, 2017 was $180 and $330, respectively, related to the Merck KGaA Agreement.

As of June 30, 2018, the Company had recorded $6,957 in deferred revenue related to the Merck KGaA agreement that will be recognized over the remaining performance period.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the three and six months ended June 30, 2018:

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Three months ended June 30, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$50,462	$437	$2,691	$48,208

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Six months ended June 30, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$52,439	$1,524	$5,755	$48,208

The impact of the adoption of the new revenue recognition guidance is reflected within the beginning of period balance.

During the three months and six months ended June 30, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$2,691	$5,755
Performance obligations satisfied in previous periods	$—	$—

Other Revenue

The Company has provided limited services for a collaboration partner, Asana BioSciences. For the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, the Company recorded revenue of $0, $63, $195 and $125, respectively, related to these services. In addition, during the three months ended June 30, 2018, the Company recognized revenue of $1,500 related to a milestone achieved upon the completion of a GLP toxicology study by Asana BioSciences. The next potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical study by Asana BioSciences.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

4. Fair value measurements

The following table presents information about the Company's assets and liabilities regularly measured and carried at a fair value and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value as of June 30, 2018 and December 31, 2017:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Cash and cash equivalents	$51,142	$51,142	$—	$—
Marketable securities:
U.S. Treasuries	45,367	45,367	—	—
	$96,509	$96,509	$—	$—

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Cash and cash equivalents	$26,591	$26,591	$—	$—
Marketable securities:
U.S. Treasuries	62,640	62,640	—	—
Commercial paper	24,931	—	24,931	—
Corporate bonds	11,054	—	11,054	—
	$125,216	$89,231	$35,985	$—

There were no changes in valuation techniques or transfers between fair value measurement levels during the six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, cash and cash equivalents were comprised of cash and money market funds.

5. Marketable securities

The following table summarizes marketable securities held at June 30, 2018 and December 31, 2017:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018
U.S. Treasuries	$45,457	$—	$(90)	$45,367
	$45,457	$—	$(90)	$45,367

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
U.S. Treasuries	$62,777	$—	$(137)	$62,640
Commercial paper	24,931	—	—	24,931
Corporate bonds	11,066	—	(12)	11,054
	$98,774	$—	$(149)	$98,625

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

As of June 30, 2018, the Company held 13 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at June 30, 2018 was $45,367 and there were no securities held by the Company in an unrealized loss position for more than 12 months. As of June 30, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis. Furthermore, the Company has determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of June 30, 2018.

There were no realized gains or losses on available-for-sale securities during the six month periods ended June 30, 2018 and 2017.

6. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
Accrued payroll and related expenses	$1,996	$3,041
Accrued preclinical, manufacturing and clinical expenses	5,558	3,183
Accrued professional fees	439	492
Accrued other	501	228
	$8,494	$6,944

7. Stockholders’ equity

The following table presents the changes in the separate accounts comprising stockholders’ equity for the year ended December 31, 2017 and the six months ended June 30, 2018, respectively.

			Additional	Accumulated		Stockholders’
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2016	1,294,352	$1	$3,551	$—	$(59,171)	$(55,619)
Change	21,470,665	2	164,467	(149)	(38,707)	125,613
Balance at December 31, 2017	22,765,017	3	168,018	(149)	$(97,878)	69,994
Change	352,721	—	2,428	59	(26,788)	(24,301)
Balance at June 30, 2018	23,117,738	$3	$170,446	$(90)	$(124,666)	$45,693

Preferred stock

As of June 30, 2018, the Company has 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

Common stock

The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors (the Board).

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

At June 30, 2018, and December 31, 2017, there were 3,745,906 and 3,315,850 shares of common stock, respectively, reserved for the exercise of outstanding stock options and warrants (in common stock equivalent shares).

	June 30,	December 31,
	2018	2017
Warrants	110,365	110,365
Stock options	3,635,541	3,205,485
	3,745,906	3,315,850

Warrants

In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of June 30, 2018, warrants to purchase 110,365 shares of common stock were outstanding.

8. Stock options

Stock option plans

In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan or the Plan).  Under the 2017 Plan, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards. The number of shares of common stock issuable under the Plan will be cumulatively increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the Plan. As of the adoption date of the 2017 Plan, there were 3,141,625 options outstanding under the Company’s 2007 Stock Incentive Plan (the 2007 Plan). Any cancellations under the 2007 Plan would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2018, the number of shares of common stock issuable under the Plan was increased by 910,600 shares. As of June 30, 2018 there were 1,366,503 shares available for future issuance under the Plan.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

A summary of the activity under the Plans is as follows:

		Weighted-	Remaining
	Number	Average	Contractual Life	Aggregate
	of Shares	Exercise Price	(in years)	Intrinsic Value

Options outstanding at January 1, 2018	3,205,485	$3.44	7.8	$41,709
Granted	1,028,415	14.53
Exercised	(352,721)	2.06
Cancelled	(245,638)	7.63
Options outstanding at June 30, 2018	3,635,541	$6.42	8.0	$41,612

Options exercisable at June 30, 2018	1,647,661	$2.82	7.0	$24,786

The weighted-average grant date fair value of options granted during the six months ended June 30, 2018 and 2017, was $9.56 and $4.61 per share, respectively.

Cash received from the exercise of stock options was $725 and $364 for the six months ended June 30, 2018 and 2017, respectively.

Stock-based compensation

The Company uses the provisions of ASC 718, Stock Compensation, to account for stock-based awards.

The measurement date for employee awards is generally the date of grant. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period, using the straight-line method.

For the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of $958, $352, $1,703 and $617, respectively. The Company has an aggregate of $11,461 of unrecognized stock compensation cost as of June 30, 2018 remaining to be amortized over the weighted-average period of 3.2 years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.9%	2.7%	2.2%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.10	6.25	6.08	6.25
Expected stock price volatility	73%	68%	73%	67%

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

In connection with the office lease, the Company has a letter of credit agreement for the benefit of its landlord in the amount of $321 as of each of June 30, 2018 and December 31, 2017, respectively, collateralized by a money market account. The Company classified this amount as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

For the three months ended June 30, 2018 and 2017 and for the six months ended June 30, 2018 and 2017, rent expense was $497, $419, $978 and $838, respectively.

The Company is recording rent expense on a straight-line basis over the term of the lease and has recorded deferred rent in the unaudited condensed consolidated balance sheets, accordingly.

License agreements

Through June 30, 2018, the Company has licensed intellectual property from two biotechnology companies. The consideration included upfront payments and a commitment to pay annual license fees, milestone payments, and, upon product commercialization, royalties on revenue generated from the sale of products covered by the licenses. The Company recorded milestone payments of $0 and $1,500 during the six months ended June 30, 2018 and 2017, respectively.

10. Subsequent events

For the purposes of the unaudited financial statements as of June 30, 2018 and the period then ended, the Company has evaluated subsequent events through August 14, 2018, the date the unaudited interim financial statements were issued. There were no items requiring adjustment or disclosure in the consolidated financial statements.

On July 19, 2018, the Company announced that the U.S. Food and Drug Administration FDA placed the Phase 1 study of XMT-1522 on partial clinical hold. While this event did not impact expenses incurred or revenue recognized associated with the XMT-1522 license and research services performance obligation for any periods prior to June 30, 2018, the Company is currently evaluating the impact, if any, on the future expenditures that may be incurred and the potential impact on the proportional performance model utilized to recognize revenue in future periods. The Company is working diligently with the FDA and the site investigators to resolve the partial clinical hold.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing antibody drug conjugates (ADCs), that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged 20 years of industry learning in the ADC field to develop proprietary technologies that enable us to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. Our most advanced platform, Dolaflexin, has been used to generate a pipeline of proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC-based therapies. Our lead product candidate, XMT‑1522, is a HER2‑antigen targeted ADC currently in a Phase 1 dose escalation study primarily in breast cancer patients as well as non‑small cell lung cancer (NSCLC) and gastric cancer. Upon the completion of dose escalation, we plan to expand clinical development of XMT‑1522 into additional breast cancer, NSCLC, and gastric cancer patient populations, all of which are not adequately addressed by existing HER2 therapies. Our second product candidate, XMT-1536, is an ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and NSCLC. XMT-1536 entered clinical development in late 2017 and is currently in a Phase 1 dose escalation study. Beyond our two lead product candidates, we continue to invest in our earlier stage product candidates and in our ADC technologies. In addition, we have established a strategic partnership with Takeda Pharmaceutical Company Limited (Takeda) under which they obtained rights to XMT-1522 outside of the United States and Canada. We have also established strategic research and development partnerships with Takeda and Merck KGaA for the development and commercialization of additional ADC product candidates against a limited number of targets selected by our partners based on our Dolaflexin platform. We believe the potential of our ADC technologies, supported by our world-class management team and protected by our robust intellectual property portfolio, will allow us to develop targeted and highly tailored therapies to help cancer patients become cancer survivors.

On July 19, 2018, we announced that the U.S. Food and Drug Administration (FDA) placed the Phase 1 study of XMT-1522 on partial clinical hold. We are working diligently with the FDA and the site investigators to resolve the partial clinical hold. See Note 10 to unaudited condensed consolidated financial statements for additional disclosure related to this partial clinical hold.

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

Since inception, we have incurred significant operating losses. Our net losses were $24.8 million and $17.0 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $124.7 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

For the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, we recognized revenue of $2.1 million, $2.8 million, $4.6 million and $6.3 million, respectively, related to the Takeda agreements.

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

For the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, we recognized revenue of $0.6 million, $0.9 million, $0.9 million and $1.6 million, respectively, related to the Merck KGaA agreement.

The Company has provided limited services for Asana BioSciences. For the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, we recorded revenue of $0, $0.1 million, $0.2 million and $0.1 million, respectively, related to these services. In addition, the Company recognized revenue of $1.5 million related to a milestone achieved during the three months ended June 30, 2018.

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

For information about our revenue recognition policy, see Note 2 to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses, including salaries, bonus, benefits, and stock-based compensation expense;
•	costs of funding research and development performed by third parties that conduct research, preclinical activities, manufacturing and clinical trials on our behalf;
•	laboratory supplies;
•	facility costs, including rent, depreciation and maintenance expenses; and
•	upfront and milestone payments under our third-party licensing agreements.

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
XMT-1522 external costs	$3,214	$2,152	$6,701	$5,554
XMT-1536 external costs	2,816	2,876	4,633	4,319
External costs for discovery stage programs and platform development	719	661	1,845	1,168
Internal research and development costs	5,914	4,938	11,740	9,692
Total research and development costs	$12,663	$10,627	$24,919	$20,733

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other employee-related costs, including stock-based compensation, for personnel in executive, finance, accounting, information technology, business development, legal operations and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,
(in thousands)	2018	2017	Dollar Change
Collaboration revenue	$4,191	$3,727	$464
Operating expenses:
Research and development	12,663	10,627	2,036
General and administrative	4,231	2,204	2,027
Total operating expenses	16,894	12,831	4,063
Other income:
Interest income	349	158	191
Total other income	349	158	191
Net loss	$(12,354)	$(8,946)	$(3,408)

Collaboration Revenue

Collaboration revenue was $4.2 million during the three months ended June 30, 2018, compared to $3.7 million during the three months ended June 30, 2017, an increase of $0.5 million. The net increase was primarily the result of a reduction in efforts required to support collaboration activities, partially offset by $1.5 million milestone achieved during the three months ended June 30, 2018.

Research and Development Expense

Research and development expense increased by $2.0 million from $10.6 million for the three months ended June 30, 2017 to $12.7 million for the three months ended June 30, 2018, an increase of 19%. The increase in research and development expense was primarily attributable to the following:

•	approximately $0.6 million in increased employee compensation primarily due to an increase in headcount as our programs progress in clinical and preclinical studies;
•	approximately $1.3 million due to in increased external clinical and regulatory expenses due to the progress of XMT‑1522 and XMT-1536; and
•	approximately $0.4 million in increased lab consumables and facilities costs, partially offset by,

•	approximately $0.3 million in decreased external research and development expenses related to our platform development, target evaluation and manufacturing activities for our two lead programs.

We expect our research and development expenses to increase as we continue our clinical development of XMT‑1522 and XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense increased by $2.0 million from $2.2 million during the three months ended June 30, 2017 to $4.2 million for the three months ended June 30, 2018, an increase of 91%. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $0.8 million in increased employee compensation primarily due to additional headcount as we build the infrastructure to support the growth of the research and development organization;
•	approximately $0.8 million in increased consulting and professional fees, including external legal fees, corporate communications and public relations costs; and
•	approximately $0.4 million in increased other costs, including taxes, insurance and hosted and cloud based software.

We expect that our general and administrative expense will increase in future periods as we expand our operations and continue to incur additional costs in connection with being a public company. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income

Other income was $0.3 million for the three months ended June 30, 2018, compared to $0.2 million for the three months ended June 30, 2017. The increase in other income was primarily related to the recognition of interest income during the period ended June 30, 2018 due to higher cash, cash equivalents and marketable securities balances.

Comparison of the six months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30,
(in thousands)	2018	2017	Dollar Change
Collaboration revenue	$7,255	$8,017	$(762)
Operating expenses:
Research and development	24,919	20,733	4,186
General and administrative	7,801	4,501	3,300
Total operating expenses	32,720	25,234	7,486
Other income (expense):
Interest income	709	209	500
Total other income (expense)	709	209	500
Net loss	$(24,756)	$(17,008)	$(7,748)

Collaboration Revenue

Collaboration revenue was $7.3 million during the six months ended June 30, 2018, compared to $8.0 million during the six months ended June 30, 2017, a decrease of $0.7 million. The net decrease was primarily due to a reduction in efforts required to support collaboration activities, partially offset by the receipt of a $1.5 million milestone during the six months ended June 30, 2018.

Research and Development Expense

Research and development expense increased by $4.2 million from $20.7 million for the six months ended June 30, 2017 to $24.9 million for the six months ended June 30, 2018, an increase of 20%. The increase in research and development expense was primarily attributable to the following:

•	approximately $1.7 million in increased employee compensation primarily due to an increase in headcount as our programs progress in clinical and preclinical studies;
•	approximately $1.2 million in increased external research and development expenses related to our platform development, target evaluation and manufacturing activities for our two lead programs;
•	approximately $2.3 million due to in increased external clinical and regulatory expenses due to the progress of XMT‑1522 and XMT-1536; and
•	approximately $0.5 in increased lab consumables and facilities costs, partially offset by;
•	approximately $1.5 million due to milestone payment made in the comparable quarter of 2017.

We expect our research and development expenses to increase as we continue our clinical development of XMT‑1522 and XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense increased by $3.3 million from $4.5 million during the six months ended June 30, 2017 to $7.8 million for the six months ended June 30, 2018, an increase of 73%. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $1.4 million in increased employee compensation primarily due to additional headcount as we build the infrastructure to support the growth of the research and development organization;
•	approximately $1.0 million in increased consulting and professional fees, including external legal fees, corporate communications and public relations costs; and
•	approximately $0.9 million in increased other costs, including taxes, insurance and software.

We expect that our general and administrative expense will increase in future periods as we expand our operations and continue to incur additional costs in connection with being a public company. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income

Other income was $0.7 million for the six months ended June 30, 2018, compared to $0.2 million for the six months ended June 30, 2017. The increase in other income was primarily related to the recognition of interest income during the period ended June 30, 2018 due to higher cash, cash equivalents and marketable securities balances.

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

As of June 30, 2018, we had cash, cash equivalents and short-term marketable securities of $96.5 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30,2018 and 2017:

	Six months ended
	June 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(28,838)	$(20,599)
Net cash provided by (used in) investing activities	52,745	(44,580)
Net cash provided by (used in) financing activities	644	(2,065)
Increase (decrease) in cash, cash equivalents and restricted cash	$24,551	$(67,244)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $28.8 million as compared to $20.6 million during the six months ended June 30, 2017.  The increase was due primarily to an increase in operating expenses for 2018 and timing of payments made to vendors.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $52.7 million during the six months ended June 30, 2018 and consisted primarily of maturities of marketable securities.  Net cash used in investing activities was $44.6 million during the six months ended June 30, 2017 and consisted primarily of purchases of marketable securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.6 million during the six months ended June 30, 2018 as compared to net cash used in financing activities of $2.1 million during the six months ended June 30, 2017. During the six month ended June 30, 2018 cash provided by financing activities consisted primarily of the proceeds from exercises of stock options.  During the six months ended June 30, 2017, cash used in financing activities resulted from the payment of IPO costs, partially offset by the proceeds from exercises of stock options.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan for at least the next twelve months. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of reviews of our product candidates by regulatory agencies;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other product candidates and technologies;
•	the costs of securing manufacturing arrangements for clinical and commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

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

We are currently not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or six months ended June 30, 2018 and 2017.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A.           Risk Factors

Risk Factors

Other than as disclosed below, there have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2018.

Events that may delay or prevent successful commencement, enrollment or completion of clinical studies of our ADC product candidates could result in increased costs to us as well as a delay in obtaining, or failure to obtain, regulatory approval, or cause us to terminate a clinical trial, which could prevent us from commercializing our ADC product candidates on a timely basis, or at all.

We cannot guarantee that clinical studies, including our ongoing Phase 1 clinical studies and anticipated additional clinical studies for XMT‑1522 and XMT-1536, will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical study. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:

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

For example, in July 2018, the FDA placed a partial clinical hold on the Phase 1 study of XMT-1522, following our report to the FDA of a Grade 5 SAE (patient death) in dose level 7 of the XMT-1522 Phase 1 trial, which was classified by the investigator as possibly drug-related.  We are working diligently with the FDA and site investigators to resolve the partial clinical hold. We cannot predict when or if such hold will be released or if we may need to agree to changes in our clinical trial design with regulatory authorities to have this hold released, which changes may cause the completion of such clinical trial to be delayed, may not be commercially reasonable for us to implement or may result in clinical trial results that affect the future development or feasibility of this product candidate.

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

As of June 30, 2018, we estimate that we have used approximately $41.0 million of the net proceeds from the IPO to fund manufacturing and clinical development activities for XMT-1522 and XMT-1536 and other research activities in support of our preclinical programs, and for working capital and other general corporate purposes. We have invested the unused proceeds from the offering in marketable securities and money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

Item 6. Exhibits.

EXHIBIT 3.1	-	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 3.2	-	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 10.1	-	Amendment 4 to Collaboration and Commercial License Agreement dated May 15, 2018, by and between Mersana Therapeutics, Inc. and Merck KGaA.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: August 14, 2018	By:	/s/ Anna Protopapas
Anna Protopapas
President and Chief Executive Officer

Dated: August 14, 2018	By:	/s/ David A. Spellman
David A. Spellman
Chief Financial Officer