Form 10-Q
period 2018-09-30
Mersana Therapeutics, Inc.
filed 2018-11-13
CIK 1442836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐  No  ☒.

There were 23,182,472 shares of Common Stock ($0.0001 par value per share) outstanding as of November 12, 2018.

Unless otherwise stated or the context requires otherwise, all references to “us,” “our,” “we,” the “Company” and similar designations in this Quarterly Report on Form 10-Q refer to Mersana Therapeutics, Inc. and its consolidated subsidiary, Mersana Securities Corp.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Mersana Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$61,604	$26,591
Short-term marketable securities	24,455	88,143
Accounts receivable	586	784
Prepaid expenses and other current assets	3,404	2,025
Total current assets	90,049	117,543
Property and equipment, net	2,525	2,319
Long-term marketable securities	—	10,482
Other assets	1,804	371
Total assets	$94,378	$130,715
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,729	$3,070
Accrued expenses	10,512	6,944
Deferred rent	48	232
Deferred revenue	14,151	21,635
Total current liabilities	31,440	31,881
Deferred rent, net of current portion	328	67
Deferred revenue, net of current portion	32,756	28,773
Total liabilities	64,524	60,721
Commitments (Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 23,160,875 and 22,765,017 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	171,627	168,018
Accumulated other comprehensive loss	(42)	(149)
Accumulated deficit	(141,734)	(97,878)
Total stockholders’ equity	29,854	69,994
Total liabilities and stockholders’ equity	$94,378	$130,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Collaboration revenue	$2,151	$6,267	$9,405	$14,284
Operating expenses:
Research and development	15,180	11,412	40,098	32,145
General and administrative	4,380	2,905	12,181	7,406
Total operating expenses	19,560	14,317	52,279	39,551
Other income:
Interest income	340	318	1,049	527
Total other income	340	318	1,049	527
Net loss	(17,069)	(7,732)	(41,825)	(24,740)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	48	(6)	107	(15)
Comprehensive loss	$(17,021)	$(7,738)	$(41,718)	$(24,755)
Net loss attributable to common stockholders — basic and diluted	$(17,069)	$(7,732)	$(41,825)	$(24,740)
Net loss per share attributable to common stockholders — basic and diluted	$(0.74)	$(0.35)	$(1.82)	$(2.94)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic and diluted	23,152,019	22,242,129	22,979,516	8,407,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(41,825)	$(24,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	907	673
Loss on disposal of fixed assets	20	—
Net amortization of premiums and discounts on investments	(288)	(118)
Stock-based compensation	2,756	990
Change in deferred rent	77	(115)
Changes in operating assets and liabilities:
Accounts receivable	198	320
Prepaid expenses and other current assets	(1,379)	(1,791)
Other assets	(1,433)	47
Accounts payable	3,619	1,112
Accrued expenses	3,568	1,132
Deferred revenue	(5,532)	(9,193)
Net cash used in operating activities	(39,312)	(31,683)

Cash flows from investing activities
Maturities of marketable securities	74,565	25,320
Purchase of property and equipment	(1,093)	(433)
Purchase of marketable securities	—	(111,321)
Net cash provided by (used in) investing activities	73,472	(86,434)

Cash flows from financing activities
Net proceeds from initial public offering	—	67,420
Net proceeds from issuance of common stock upon partial exercise of overallotment	—	725
Proceeds from exercise of stock options	853	431
Net cash provided by financing activities	853	68,576

Increase (decrease) in cash, cash equivalents and restricted cash	35,013	(49,541)
Cash, cash equivalents and restricted cash, beginning of period	26,962	100,668
Cash, cash equivalents and restricted cash, end of period	$61,975	$51,127

Supplemental disclosures of non-cash activities:
Conversion of preferred stock to common stock upon closing of initial public offering	$—	$94,450
Purchases of property and equipment included in accounts payable and accrued expenses	$75	$82
Adjustment to accumulated deficit and deferred revenue upon adoption of Topic 606	$2,031	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

(in thousands, except share and per share data)

1. Nature of business and basis of presentation

Mersana Therapeutics, Inc. is a clinical stage company located in Cambridge, Massachusetts. The Company is advancing a proprietary pipeline of targeted oncology therapeutics leveraging multiple proprietary platforms, including its Dolaflexin® antibody drug conjugate (ADC) platform. The Company’s first product candidate, XMT-1522, an ADC designed to address a much broader population of patients with HER2-antigen expressing tumors than served by currently approved HER2 therapies, is currently in a Phase 1 dose escalation study. The Company’s second clinical stage product candidate, XMT-1536, an ADC targeting NaPi2b, an antigen broadly expressed in certain types of cancer, is also in a Phase 1 dose escalation study. In addition, the Company has established a strategic partnership with Takeda Pharmaceutical Company Limited (Takeda) under which Takeda obtained rights to XMT‑1522 outside of the United States and Canada. The Company has also established strategic research and development partnerships with Takeda and Merck KGaA for the development and commercialization of additional ADC product candidates against a limited number of targets selected by the Company’s partners based on the Company’s Dolaflexin platform. The Company has other earlier stage platforms, including Dolasynthen and Alkymer and is developing an ADC platform for immuno-oncology indications.

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

On September 17, 2018, the Company announced that the U.S. Food and Drug Administration (FDA) lifted the partial clinical hold that had been imposed on the Phase 1 study of XMT-1522 that was announced on July 19, 2018. As part of its plan to resume dosing in the study, the Company made changes to the study protocol, including a once-every-four-week dosing regimen, increased monitoring and exclusion of patients with advanced hepatic impairment. The partial clinical hold, the protocol changes and the approval process for the protocol changes have resulted in a change in the expected timeline for clinical results for XMT-1522.  Selection of a recommended Phase 2 dose is expected in mid-2019.

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

The Company has incurred net losses since inception. The Company’s net loss was $41,825 for the nine months ended September 30, 2018 and $38,707 for the year ended December 31, 2017. The Company expects to continue to incur operating losses for at least the next several years.  As of September 30, 2018, the Company had an accumulated deficit of $141,734. The future success of the Company is dependent on its ability to identify and develop its product candidates, and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' deficit and working capital. The Company believes that its existing cash, cash equivalents and marketable

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

securities as of September 30, 2018, will enable it to fund its current operating plan for at least the next twelve months, which the Company expects will allow it to achieve initial clinical data readouts for its two clinical stage development programs, select recommended Phase 2 doses and continue to advance its earlier assets.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. Such adjustments are of a normal and recurring nature, other than the adjustments associated with the adoption of ASC Topic 606, Revenue from Contracts with Customers (Topic 606). The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the modified retrospective method as discussed below in Note 2: Summary of Significant Accounting Policies. All 2018 amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect these changes.

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

The adoption of the new revenue recognition guidance resulted in increases of $2,031 in deferred revenue and accumulated deficit as of January 1, 2018. For the three months ended September 30, 2018, revenue increased by $2, net loss decreased by $2 and basic and diluted net loss per share decreased by $0.00, based on revenue recognition under Topic 606 as compared to the Company’s prior revenue recognition methodology under ASC 605 Revenue Recognition. For the nine months ended September 30, 2018, revenue decreased by $570, net loss increased by $570 and basic and diluted net loss per share increased by $0.02, based on revenue recognition under Topic 606 as compared to the Company’s prior revenue recognition methodology under ASC 605 Revenue Recognition. These changes were primarily caused by the differences in determining and allocating transaction price under Topic 606.

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

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability between market participants at measurement dates. ASC Topic 820 Fair Value Measurement (ASC 820) establishes a three-level valuation hierarchy for instruments measured at fair value. The hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following amounts were presented as cash, cash equivalents and restricted cash:

	Nine months ended		Nine months ended
	September 30, 2018		September 30, 2017
	Beginning	End	Beginning	End
	of period	of period	of period	of period
Cash and cash equivalents	$26,591	$61,604	$100,297	$50,756
Restricted cash included in other assets	371	371	371	371
Total cash, cash equivalents and restricted cash per statement of cash flows	$26,962	$61,975	$100,668	$51,127

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

Other Assets

The Company recorded other assets of $1,804 and $371 as of September 30, 2018 and December 31, 2017, respectively. The September 30, 2018 amount is comprised of restricted cash of $371 held as security deposits for a standby letter of credit related to a facility lease and a corporate credit card program and $1,433 held by a service provider. The December 31, 2017 amount is comprised of restricted cash.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Warrants	110,365	129,491	110,365	129,491
Stock options	3,670,680	3,205,714	3,670,680	3,205,714
	3,781,045	3,335,205	3,781,045	3,335,205

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). For the three and nine months ended September 30, 2018 and 2017, other comprehensive loss consisted of unrealized gain (loss) on marketable securities.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808):Clarifying the Interaction between Topic 808 and Topic 606. The main provisions of ASU 2018-18 include: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and (ii) precluding the presentation of transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-18 is to be adopted retrospectively to the date of initial application of Topic 606. The Company is currently evaluating the potential impact that ASU No. 2018-18 may have on its financial position and results of operations.

3. Collaboration agreements

Takeda XMT-1522 strategic partnership

In January 2016, the Company entered into a Development Collaboration and Commercial License Agreement with Takeda through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. for the development and commercialization of XMT-1522 (the XMT-1522 Agreement). Under the XMT-1522 Agreement, Takeda was granted the exclusive right to commercialize XMT-1522 outside of the United States and Canada. Under the XMT-1522 Agreement, the Company is responsible for conducting certain Phase 1 development activities for XMT-1522, including the ongoing Phase 1 clinical study, at its own expense. Takeda has the option to conduct Phase 1 development activities at its own expense within its territory. The parties agreed to collaborate on the further development of XMT-1522 in accordance with a global development plan (Post-Phase 1 Development). The parties agreed to share equally all clinical stage manufacturing costs and any Post-Phase 1 Development costs incurred in the performance of activities for the purpose of obtaining regulatory approval in either the United States or Canada and in certain other major markets in the rest of the world. Each party will be responsible for all Post-Phase 1 Development costs incurred in the performance of activities solely for the purpose of obtaining regulatory approval in such party's territory. Each party may conduct independent development of XMT-1522, subject to certain restrictions.

The Company received an upfront payment of $26,500 upon execution of the XMT-1522 Agreement. In addition, the Company was entitled to a milestone payment of $20,000 upon achievement of the IND Clearance Date (as defined therein). The Company achieved the IND Clearance Date in October 2016.

In addition to the milestone payment upon achievement of the IND Clearance Date, the Company is entitled to receive future development, regulatory and commercial milestones of up to $288,000, consisting of $87,000 of development milestones, $128,000 of regulatory milestones and $73,000 of commercial milestones, as well as royalties in the low to mid teens on net sales of XMT-1522 in Takeda’s territory during the applicable royalty term. There are development milestones payable upon the achievement of nine separate events: the initiation of Phase 2 clinical trials and Phase 3 clinical trials for four separate specified patient populations and the initiation of a Phase 3 clinical trial for one additional unspecified patient population. There are 14 regulatory milestones, which are payable upon regulatory submissions, regulatory approvals and pricing approvals, as applicable, for the U.S., European Union and Japanese markets for up to four separate patient populations and multiple label indications. In addition, a regulatory milestone is payable upon the receipt of regulatory and pricing approval in two specified markets other than the United States, the European Union or

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Japan. There are three individual commercial milestones, which are payable upon the attainment of certain thresholds for annual net sales. The next potential milestone the Company will be eligible to receive is a development milestone of $12,000 related to the initiation of a Phase 2 clinical trial.

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

As of September 30, 2018, Takeda had designated four targets and received development and commercialization licenses for the first, third and fourth designated targets and a research license for the second designated target.  Takeda has limited replacement rights for two designated targets, subject to certain contractual restrictions.  Takeda is required to pay $500 to utilize the second limited replacement right.

As of September 30, 2018, if products are successfully developed and commercialized, the Company would be entitled to receive aggregate milestones of up to $474,750 for all eligible designated targets consisting of $50,250 in development milestones, $153,000 in regulatory milestones, and $271,500 in commercial milestones. The total milestones payable on each of the remaining eligible three targets are $158,250. There are four individual development milestones per target, which are payable upon the filing of an IND application and the initiation of Phase 1 through Phase 3 clinical trials. There are eight individual regulatory milestones per target. These are payable upon regulatory submissions, regulatory approvals and pricing approvals, as applicable, for the U.S., European Union and Japanese markets and regulatory approvals for both a second and third indication. There are six individual commercial milestones, which are payable upon the first commercial sale in each of the U.S., European Union and Japanese markets and upon the attainment of three separate defined thresholds for annual net sales. The next potential milestone payment the Company will be eligible to receive is a development milestone of $750 related to the filing of an IND. The Company is also entitled to receive royalties on product sales, if any, during the applicable royalty term. Royalties payable on the remaining designated targets are in the mid to high single digits.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

The Company may elect to exercise an option to co-develop and co-commercialize one product incorporating either Takeda's fifth, sixth or seventh target in the United States for a payment of $15,000. If the Company elects to exercise the option to co-develop and co-commercialize a product, the Company will share in 50% of the profits related to the United States. The Company will be responsible for 50% of costs incurred specifically for the United States and 30% of global development costs. Any costs incurred specifically for a foreign country will be borne 100% by Takeda. If the Company elects to co-develop and co-commercialize a product, certain regulatory milestones and royalties related to the United States for that target would not be paid by Takeda.

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

Accounting Analysis

For periods prior to January 1, 2018, the Company applied the provisions of ASC 605 in accounting for these arrangements.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 28, 2018 for the accounting analysis under these provisions.

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

The Company has concluded that the Post-Phase 1 Development activities under the XMT-1522 Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the commercial success of the activities. Accordingly, the Company is accounting for the Post-Phase 1 Development activities in accordance with ASC 808 and they are not considered revenue elements under Topic 606. For the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, the Company was billed approximately $2,210, $924, $5,013 and $1,719, respectively, from Takeda representing the Company's share of Post-Phase 1 Development costs incurred by Takeda. These amounts have been reflected as research and development costs in the consolidated statement of operations. The Company did not perform any Post-Phase 1 Development activities or incur any associated costs prior to January 1, 2018.   During the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, the Company billed Takeda $1,165, $0, $2,959 and $0, respectively, related to ASC 808 costs.

As of the date of initial application of Topic 606, the total transaction price for the 2016 Restated Agreement and the XMT-1522 Agreement was $86,123, which included approximately $14,023 of fees associated with research and development activities which had been or were expected to be provided.  The Company utilizes the expected value approach to estimate the amount of consideration related to the fees associated with development and research services.  The Company utilizes the most likely amount approach to estimate any development and regulatory milestone payments to be received.  As of the date of initial application of Topic 606, there were no milestone payments, which had not been received, included in the estimated transaction price.  The Company considered the stage of development and the remaining risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Takeda.  The milestone payment amounts were fully constrained, as a result of the uncertainty whether any of the associated milestones would be achieved.  The Company has determined that any commercial milestones and sales based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. In the third quarter of 2018, the Company revised its estimate for fees associated with research and development activities under the XMT-1522 Agreement to $9,755. The revised total transaction price for the 2016 Restated Agreement and the XMT-1522 Agreement is $86,429.

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

For the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, the Company recorded total revenue of $82, $5,768, $4,697 and $12,052, respectively, related to its efforts under the 2016 Restated Agreement and the XMT-1522 Agreement. Included in accounts receivable as of September 30, 2018 and December 31, 2017 was $32 and $454, respectively, related to the Takeda agreements. Included in accounts payable as of September 30, 2018 was $530 related to the Takeda agreements. During the quarter ended September 30, 2018, the Company revised its estimate of the total costs to complete research services under the 2016 Restated Agreement and the XMT-1522 Agreement, which changed the total consideration to be received under the agreements and the amount of revenue recognized in the three months and nine months ended September 30, 2018. The Company recognized approximately $1,380 less for the three months and nine months ended September 30, 2018 as a result of the Company’s change in estimate. The change in estimate increased the net loss by $1,380 for the three months and nine months ended September 30, 2018, or $0.06 per common share.

As of September 30, 2018, the Company had $41,104 of deferred revenue related to the Takeda agreements that will be recognized over the remaining performance periods for the applicable obligations.

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

Prior to 2018, the Company had received $3,000 related to development milestones under the agreement.   There have been no additional milestone payments in the nine months ended September 30, 2018.  The next potential milestone payment the Company will be eligible to receive will be a development milestone of $500 on Merck KGaA's designation of a preclinical development candidate for any target. Revenue will be recognized upon achievement of the milestone. The Company and Merck KGaA may also enter into a future supply agreement to provide clinical study material should Merck KGaA pursue clinical development of any candidates nominated under the agreement.

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

In May 2018, the Company entered into a Supply Agreement with Merck KGaA (the Merck KGaA Supply Agreement). Under the terms of the agreement, the Company will provide Merck KGaA preclinical non-GMP ADC Drug Substance and clinical GMP Drug Substance for use in clinical trials associated with one of the antibodies designated under the Merck KGaA Agreement. The Company receives fees for its efforts under the Merck KGaA Supply Agreement and reimbursement equal to the supply cost.

Accounting Analysis

For periods prior to January 1, 2018, the Company applied the provisions of ASC 605 in accounting for this arrangement.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 28, 2018 for the accounting analysis under these provisions.

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

As of the date of initial application of Topic 606, the total transaction price for the Merck KGaA Agreement was $22,875, which included approximately $7,875 fees for research and development activities which have been or were expected to be received and $3,000 of milestone payments previously earned.  The Company utilizes the expected value approach to estimate the amount of consideration related to the payment of fees associated with development and research services.  The Company utilizes the most likely amount approach to estimate any development and regulatory milestone payments to be received.  As of the date of initial application of Topic 606, there were no milestones payments that had not already been received, included in the estimated transaction price.  The Company considered the stage of development and the remaining risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Merck KGaA.  The milestone payment amounts were fully constrained, as a result of the uncertainty whether any of the associated milestones would be achieved.  The Company has determined that any commercial milestones and sales based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.  For each of the three and nine months ended September 30, 2018, the transaction price decreased $805 to $22,070 due to a decrease in fees for research and development activities expected to be received, as the Company revised its estimate for fees associated with research and development activities under the Merck KGaA Agreement in the third quarter of 2018 to $7,070. The revised total transaction price for the Merck KGaA Agreement is $22,070.

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

During the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, the Company recorded revenue of $1,482, $499, $2,426 and $2,107, respectively, related to its efforts under the collaboration agreement. Included in accounts receivable as of September 30, 2018 and December 31, 2017 was $163 and $330, respectively, related to the Merck KGaA Agreement.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

As of September 30, 2018, the Company had recorded $5,480 in deferred revenue related to the Merck KGaA Agreement that will be recognized over the remaining performance period.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the three and nine months ended September 30, 2018:

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Three months ended September 30, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$48,208	$849	$2,151	$46,906

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Nine months ended September 30, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$52,439	$2,373	$7,906	$46,906

The impact of the adoption of the new revenue recognition guidance is reflected within the beginning of period balance.

During the three months and nine months ended September 30, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$1,760	$7,515
Performance obligations satisfied in previous periods	$—	$—

Other Revenue

The Company has provided limited services for a collaboration partner, Asana BioSciences. For the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, the Company recorded revenue of $587, $0, $782 and $125, respectively, related to these services. In addition, during the nine months ended September 30, 2018, the Company recognized revenue of $1,500 related to a milestone achieved upon the completion of a GLP toxicology study by Asana BioSciences. The next potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical study by Asana BioSciences. Included in accounts receivable as of September 30, 2018 was $391 related to the Asana agreement.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

4. Fair value measurements

The following table presents information about the Company's assets and liabilities regularly measured and carried at a fair value and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value as of September 30, 2018 and December 31, 2017:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Cash and cash equivalents	$61,604	$61,604	$—	$—
Marketable securities:
U.S. Treasuries	24,455	24,455	—	—
	$86,059	$86,059	$—	$—

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Cash and cash equivalents	$26,591	$26,591	$—	$—
Marketable securities:
U.S. Treasuries	62,640	62,640	—	—
Commercial paper	24,931	—	24,931	—
Corporate bonds	11,054	—	11,054	—
	$125,216	$89,231	$35,985	$—

There were no changes in valuation techniques or transfers between fair value measurement levels during the nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, cash and cash equivalents were comprised of cash and money market funds.

5. Marketable securities

The following table summarizes marketable securities held at September 30, 2018 and December 31, 2017:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018
U.S. Treasuries	$24,497	$—	$(42)	$24,455
	$24,497	$—	$(42)	$24,455

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
U.S. Treasuries	$62,777	$—	$(137)	$62,640
Commercial paper	24,931	—	—	24,931
Corporate bonds	11,066	—	(12)	11,054
	$98,774	$—	$(149)	$98,625

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

As of September 30, 2018, the Company held 7 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at September 30, 2018 was $24,455 and there were no securities held by the Company in an unrealized loss position for more than 12 months. As of September 30, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis. Furthermore, the Company has determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of September 30, 2018.

There were no realized gains or losses on available-for-sale securities during the nine month periods ended September 30, 2018 and 2017.

6. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017
Accrued payroll and related expenses	$2,482	$3,041
Accrued preclinical, manufacturing and clinical expenses	6,610	3,183
Accrued professional fees	868	492
Accrued other	552	228
	$10,512	$6,944

7. Stockholders’ equity

The following table presents the changes in the separate accounts comprising stockholders’ equity for the year ended December 31, 2017 and the nine months ended September 30, 2018, respectively.

			Additional	Accumulated		Stockholders’
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2016	1,294,352	$1	$3,551	$—	$(59,171)	$(55,619)
Change	21,470,665	2	164,467	(149)	(38,707)	125,613
Balance at December 31, 2017	22,765,017	3	168,018	(149)	$(97,878)	69,994
Change	395,858	—	3,609	107	(43,856)	(40,140)
Balance at September 30, 2018	23,160,875	$3	$171,627	$(42)	$(141,734)	$29,854

Preferred stock

As of September 30, 2018, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

Common stock

The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors (the Board).

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

At September 30, 2018 and December 31, 2017, there were 3,781,045 and 3,315,850 shares of common stock, respectively, reserved for the exercise of outstanding stock options and warrants (in common stock equivalent shares).

	September 30,	December 31,
	2018	2017
Warrants	110,365	110,365
Stock options	3,670,680	3,205,485
	3,781,045	3,315,850

At-the-market equity offering program

On July 2, 2018, the Company established an at-the-market equity offering program (ATM) pursuant to which it is able to offer and sell up to $75,000 of its common stock from time to time at prevailing market prices. As of September 30, 2018, the Company had not sold any shares under the ATM.

Warrants

In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of September 30, 2018, warrants to purchase 110,365 shares of common stock were outstanding.

8. Stock options

Stock option plans

In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan or the Plan).  Under the 2017 Plan, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards. The number of shares of common stock issuable under the Plan will be cumulatively increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the Plan. As of the adoption date of the 2017 Plan, there were 3,141,625 options outstanding under the Company’s 2007 Stock Incentive Plan (the 2007 Plan). Any cancellations under the 2007 Plan would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2018, the number of shares of common stock issuable under the Plan was increased by 910,600 shares. As of September 30, 2018 there were 1,288,227 shares available for future issuance under the Plan.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

A summary of the activity under the Plans is as follows:

		Weighted-	Remaining
	Number	Average	Contractual Life	Aggregate
	of Shares	Exercise Price	(in years)	Intrinsic Value

Options outstanding at January 1, 2018	3,205,485	$3.44	7.8	$41,709
Granted	1,121,415	14.36
Exercised	(395,858)	2.17
Cancelled	(260,362)	7.86
Options outstanding at September 30, 2018	3,670,680	$6.61	7.8	$17,688

Options exercisable at September 30, 2018	1,822,435	$3.24	6.9	$12,873

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2018 and 2017, was $9.45 and $5.27 per share, respectively.

Cash received from the exercise of stock options was $853 and $431 for the nine months ended September 30, 2018 and 2017, respectively.

Stock-based compensation

The Company uses the provisions of ASC 718, Stock Compensation, to account for stock-based awards.

The measurement date for employee awards is generally the date of grant. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period, using the straight-line method.

For the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense of $1,053, $373, $2,756 and $990, respectively. The Company had an aggregate of $11,129 of unrecognized stock compensation cost as of September 30, 2018 remaining to be amortized over the weighted-average period of 2.9 years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.9%	1.9%	2.7%	2.2%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.85	6.01	6.06	6.22
Expected stock price volatility	73%	65%	73%	67%

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

In connection with the office lease, the Company has a letter of credit agreement for the benefit of its landlord in the amount of $321 as of each of September 30, 2018 and December 31, 2017, respectively, collateralized by a money market account. The Company classified this amount as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

For the three months ended September 30, 2018 and 2017 and for the nine months ended September 30, 2018 and 2017, rent expense was $504, $419, $1,482 and $1,256, respectively.

The Company is recording rent expense on a straight-line basis over the term of the lease and has recorded deferred rent in the unaudited condensed consolidated balance sheets, accordingly.

License agreements

Through September 30, 2018, the Company has licensed intellectual property from two biotechnology companies. The consideration included upfront payments and a commitment to pay annual license fees, milestone payments, and, upon product commercialization, royalties on revenue generated from the sale of products covered by the licenses. The Company recorded milestone payments of $0 and $2,250 during the nine months ended September 30, 2018 and 2017, respectively.

Manufacturing services agreement

As of September 30, 2018, the Company had a commitment of approximately $5,700 related to manufacturing services that is expected to be incurred during the three months ending December 31, 2018.

10. Subsequent events

For the purposes of the unaudited financial statements as of September 30, 2018 and the period then ended, the Company has evaluated subsequent events through November 13, 2018, the date the unaudited interim financial statements were issued. There were no items requiring adjustment or disclosure in the consolidated financial statements.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors, and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2018.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing antibody drug conjugates (ADCs), that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged 20 years of industry learning in the ADC field to develop proprietary technologies that enable us to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. Our most advanced platform, Dolaflexin, has been used to generate a pipeline of proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC-based therapies. Our first product candidate, XMT‑1522, is a HER2‑antigen targeted ADC currently in a Phase 1 dose escalation study primarily in breast cancer patients as well as non‑small cell lung cancer (NSCLC) and gastric cancer. Upon the completion of dose escalation, we will evaluate the data to inform the expansion of clinical development of XMT‑1522.  The expansion cohorts will be designed to gather data on the safety and efficacy profile of the product candidate in HER2-expressing patient populations, which are not adequately addressed by existing HER2 therapies. Our second product candidate, XMT-1536, is an ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer, NSCLC and other, rare tumors. XMT-1536 entered clinical development in late 2017 and is currently in a Phase 1 dose escalation study. Beyond our two clinical stage product candidates, we continue to invest in our earlier stage product candidates and in our ADC technologies. In addition, we have established a strategic partnership with Takeda Pharmaceutical Company Limited (Takeda) under which they obtained rights to XMT-1522 outside of the United States and Canada. We have also established strategic research and development partnerships with Takeda and Merck KGaA for the development and commercialization of additional ADC product candidates against a limited number of targets selected by our partners based on our Dolaflexin platform. We believe the potential of our ADC technologies, supported by our world-class management team and protected by our robust intellectual property portfolio, will allow us to develop targeted and highly tailored therapies to help cancer patients become cancer survivors.

On September 17, 2018, we announced that the U.S. Food and Drug Administration (FDA) lifted the partial clinical hold that had been imposed on the Phase 1 study of XMT-1522 that was announced on July 19, 2018. As part of our plan to resume dosing in the study, we made changes to the study protocol, including a once-every-four-week dosing regimen, increased monitoring and exclusion of patients with advanced hepatic impairment. The partial clinical hold, the protocol changes and the approval process for the protocol changes have resulted in a change in the expected timeline for clinical results for XMT-1522.  Selection of a recommended Phase 2 dose is expected in mid-2019.

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

Since inception, we have incurred significant operating losses. Our net losses were $41.8 million and $24.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $141.7 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue clinical development activities for our clinical stage product candidates XMT-1522 and XMT-1536;
•	continue activities to discover, validate and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and general and administrative personnel; and
•	continue to incur additional costs associated with operating as a public company.

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

For the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, we recognized revenue of $0.1 million, $5.8 million, $4.7 million and $12.1 million, respectively, related to the Takeda agreements.

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

For the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, we recognized revenue of $1.5 million, $0.5 million, $2.4 million and $2.1 million, respectively, related to the Merck KGaA agreement.

The Company has provided limited services for Asana BioSciences. For the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, we recorded revenue of $0.6 million, $0.0 million, $0.8 million and $0.1 million, respectively, related to these services. In addition, the Company recognized revenue of $1.5 million related to a milestone achieved during the nine months ended September 30, 2018.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
XMT-1522 external costs	$4,646	$3,515	$11,347	$9,048
XMT-1536 external costs	3,106	2,130	7,739	6,449
External costs for discovery stage programs and platform development	1,590	765	3,434	1,933
Internal research and development costs	5,838	5,002	17,578	14,715
Total research and development costs	$15,180	$11,412	$40,098	$32,145

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30,
(in thousands)	2018	2017	Dollar Change
Collaboration revenue	$2,151	$6,267	$(4,116)
Operating expenses:
Research and development	15,180	11,412	3,768
General and administrative	4,380	2,905	1,475
Total operating expenses	19,560	14,317	5,243
Other income:
Interest income	340	318	22
Total other income	340	318	22
Net loss	$(17,069)	$(7,732)	$(9,337)

Collaboration Revenue

Collaboration revenue was $2.2 million during the three months ended September 30, 2018, compared to $6.3 million during the three months ended September 30, 2017, a decrease of $4.1 million, or 66%, primarily the result of a decrease in efforts to support partner programs and a decrease in revenue due to an increase in projected efforts, associated with the change in timeline, used to measure XMT-1522 revenue during the quarter ended September 30, 2018. In addition, the quarter ended September 30, 2017 included a $4.0 million increase in revenue relating to changes in estimates of the costs to complete services under the Takeda agreements.

Research and Development Expense

Research and development expense increased by $3.8 million from $11.4 million for the three months ended September 30, 2017 to $15.2 million for the three months ended September 30, 2018, an increase of 33%. The increase in research and development expense was primarily attributable to the following:

•	approximately $0.3 million in increased employee compensation primarily due to an increase in headcount as our programs progress in clinical and preclinical studies;

•	approximately $0.8 million due to in increased external clinical and regulatory expenses due to the progress of XMT‑1522 and XMT-1536;
•	approximately $0.4 million in increased lab consumables and facilities costs; and
•

approximately $1.9 million in increased external research and development expenses related to our platform development, target evaluation and manufacturing activities for our two clinical stage programs.

We expect our research and development expenses to increase as we continue our clinical development of XMT‑1522 and XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense increased by $1.5 million from $2.9 million during the three months ended September 30, 2017 to $4.4 million for the three months ended September 30, 2018, an increase of 51%. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $0.8 million in increased employee compensation primarily due to additional headcount as we build the infrastructure to support the growth of the research and development organization; and

•	approximately $0.7 million in increased consulting and professional fees, including external legal fees, corporate communications and public relations costs.

We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income

Other income was $0.3 million for each of the three months ended September 30, 2018 and September 30, 2017. Other income consists primarily of interest income on cash equivalents and marketable securities.

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30,
(in thousands)	2018	2017	Dollar Change
Collaboration revenue	$9,405	$14,284	$(4,879)
Operating expenses:
Research and development	40,098	32,145	7,953
General and administrative	12,181	7,406	4,775
Total operating expenses	52,279	39,551	12,728
Other income:
Interest income	1,049	527	522
Total other income	1,049	527	522
Net loss	$(41,825)	$(24,740)	$(17,085)

Collaboration Revenue

Collaboration revenue was $9.4 million during the nine months ended September 30, 2018, compared to $14.3 million during the nine months ended September 30, 2017, a decrease of $4.9 million, or 34%, primarily the result of a decrease in efforts to support partner programs and a decrease in revenue due to an increase in projected efforts, associated with the change in timeline, used to measure XMT-1522 revenue during the nine months ended September 30, 2018. In addition, the nine months ended September 30, 2017 included a $4.0 million increase in revenue relating to changes in estimates of the costs to complete services under the Takeda agreements. The net decrease was partially offset by the receipt of a $1.5 million milestone during the nine months ended September 30, 2018.

Research and Development Expense

Research and development expense increased by $8.0 million from $32.1 million for the nine months ended September 30, 2017 to $40.1 million for the nine months ended September 30, 2018, an increase of 25%. The increase in research and development expense was primarily attributable to the following:

•	approximately $2.0 million in increased employee compensation primarily due to an increase in headcount as our programs progress in clinical and preclinical studies;
•

approximately $3.2 million in increased external research and development expenses related to our platform development, target evaluation and manufacturing activities for our two clinical stage programs;

•	approximately $3.2 million due to in increased external clinical and regulatory expenses due to the progress of XMT‑1522 and XMT-1536; and
•	approximately $0.3 in increased lab consumables and facilities costs, partially offset by;
•	approximately $1.5 million due to milestone payment made in the comparable period of 2017.

We expect our research and development expenses to increase as we continue our clinical development of XMT‑1522 and XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense increased by $4.8 million from $7.4 million during the nine months ended September 30, 2017 to $12.2 million for the nine months ended September 30, 2018, an increase of 65%. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $2.2 million in increased employee compensation primarily due to additional headcount as we build the infrastructure to support the growth of the research and development organization;
•	approximately $1.6 million in increased consulting and professional fees, including external legal fees, corporate communications and public relations costs; and
•	approximately $0.9 million in increased other costs, including taxes, insurance and software.

We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income

Other income was $1.0 million for the nine months ended September 30, 2018, compared to $0.5 million for the nine months ended September 30, 2017. The increase in other income was primarily related to the recognition of interest income during the period ended September 30, 2018 due to higher cash, cash equivalents and marketable securities balances.

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

As of September 30, 2018, we had cash, cash equivalents and short-term marketable securities of $86.1 million. On July 2, 2018, we established an ATM pursuant to which we are able to offer and sell up to $75.0 million of our common stock from time to time at prevailing market prices. As of September 30, 2018, we had not sold any shares under the ATM and had $75.0 million of availability under the program.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30,
(in thousands)	2018	2017
Net cash used in operating activities	$(39,312)	$(31,683)
Net cash provided by (used in) investing activities	73,472	(86,434)
Net cash provided by financing activities	853	68,576
Increase (decrease) in cash, cash equivalents and restricted cash	$35,013	$(49,541)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $39.3 million as compared to $31.7 million during the nine months ended September 30, 2017.  The increase was due primarily to an increase in operating expenses for 2018 and timing of payments made to vendors.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $73.4 million during the nine months ended September 30, 2018 and consisted primarily of maturities of marketable securities.  Net cash used in investing activities was $86.4 million during the nine months ended September 30, 2017 and consisted primarily of purchases of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.9 million during the nine months ended September 30, 2018 as compared to net cash provided by financing activities of $68.6 million during the nine months ended September 30, 2017. During the nine month ended September 30, 2018 cash provided by financing activities consisted primarily of the proceeds from exercises of stock options.  During the nine months ended September 30, 2017, cash provided by financing activities resulted primarily from the net proceeds from our IPO.

Funding Requirements

We expect our cash expenditures to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or nine months ended September 30, 2018 and 2017.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We cannot guarantee that clinical studies, including our ongoing Phase 1 clinical studies and anticipated additional clinical studies for XMT‑1522 and XMT-1536, will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical study. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:

•	delays by us in reaching a consensus with regulatory agencies on study design;
•	delays in reaching, or failing to reach, agreement on acceptable terms with prospective clinical research organizations (CROs) and clinical study sites;
•	difficulties in obtaining required Institutional Review Board (IRB) approval at each clinical study site;
•	challenges in recruiting and enrolling suitable patients to participate in clinical studies that meet the criteria of the protocol for the clinical study;
•	imposition of a clinical hold by regulatory agencies or IRBs for any reason, including safety concerns or after an inspection of clinical operations or study sites;
•	failure by CROs, other third parties or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s good clinical practices (GCP) or applicable regulatory guidelines in other countries;
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

•

safety issues, including occurrence of serious adverse events (SAEs) in clinical studies that are associated with the ADC product candidates that are viewed to outweigh their potential benefits or unforeseen safety issues in our ongoing preclinical studies;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•	lack of adequate funding to continue the clinical study.

For example, in July 2018, the FDA placed a partial clinical hold on the Phase 1 study of XMT-1522 following our report to the FDA of a Grade 5 SAE (patient death) in dose level 7 of the XMT-1522 Phase 1 trial, which was classified by the investigator as possibly drug-related. On September 17, 2018, the Company announced that the FDA lifted this partial clinical hold. As part of its plan to resume dosing in the study, the Company made changes to the study protocol, including a once-every-four-week dosing regimen, increased monitoring and exclusion of patients with advanced hepatic impairment. The partial clinical hold, the protocol changes and the approval process for the protocol changes have resulted in a change in the expected timeline for clinical results for XMT-1522.

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

As of September 30, 2018, we estimate that we have used approximately $51.0 million of the net proceeds from the IPO to fund manufacturing and clinical development activities for XMT-1522 and XMT-1536 and other research activities in support of our preclinical programs, and for working capital and other general corporate purposes. We have invested the unused proceeds from the offering in marketable securities and money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

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

Mersana Therapeutics, Inc.

Dated: November 13, 2018	By:	/s/ Anna Protopapas
Anna Protopapas
President and Chief Executive Officer

Dated: November 13, 2018	By:	/s/ David A. Spellman
David A. Spellman
Chief Financial Officer