Form 10-K
period 2018-12-31
Mersana Therapeutics, Inc.
filed 2019-03-08
CIK 1442836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $262,605,135, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

As of March 7, 2019, the registrant had 47,684,164 shares of common stock outstanding at a par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that will be filed for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

These forward‑looking statements include, among other things, statements about:

•	the initiation, cost, timing, progress and results of our current and future research and development activities, preclinical studies and clinical trials;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•	our ability to quickly and efficiently identify and develop additional product candidates;
•	our ability to advance any product candidate into, and successfully complete clinical trials;
•	our intellectual property position, including with respect to our trade secrets;
•	the potential benefits of strategic partnership agreement and our ability to enter into selective strategic partnerships; and
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

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

ITEM 1.              BUSINESS

We are a clinical stage biopharmaceutical company focused on developing antibody drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged 20 years of industry learning in the ADC field to develop proprietary technologies that enable us to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. Our most advanced platform, Dolaflexin, has been used to generate a pipeline of proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC‑based therapies. Our lead product candidate, XMT‑1536,  is an ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non small cell lung cancer, or NSCLC. The first patient was dosed on XMT‑1536 in late 2017 and the study is currently in Phase 1 dose escalation in ovarian cancer, NSCLC, and other orphan indications where a majority of patients express NaPi2b, including endometrial, papillary renal, papillary thyroid, and salivary duct. We plan to select a dose for use in the Phase 1 expansion studies and report data from the dose escalation study in the second quarter of 2019. Following dose escalation and establishment of a go forward dose we plan to expand into patient cohorts aimed at establishing proof of concept in platinum resistant ovarian cancer and NSCLC adenocarcinoma.

Beyond XMT-1536 and our Dolaflexin platform, we continue to work to identify earlier stage product candidates employing the platforms described below, and to advance our ADC platform technologies. We are leveraging our expertise to advance platform innovations that further expand the potential of our ADCs to deliver clinically meaningful benefit for cancer patients.

•	Dolasynthen is designed to be a novel, proprietary, homogeneous payload platform enabling the creation of ADCs with the ability to provide drug to antibody ratios, or DARs, ranging from 2-24.
•

Immunosynthen, our emerging platform, is designed to be a novel, proprietary, immunostimulatory payload platform with the potential to create ADCs that can ideally address the challenge of systemic delivery and tolerability of immunomodulatory payloads.

•

Alkymer, our DNA alkylation platform, has the potential to provide a broad therapeutic index for a DNA  alkylating payload mechanism, and broaden addressable tumor indications to include those that are not responsive to anti-tubulin agents.

We plan to disclose the progress on the development of our platforms throughout 2019 and expect to announce our next ADC clinical candidate in the second half of 2019.

In addition, we have established strategic research and development partnerships with Merck KGaA and Asana Biosciences for the development and commercialization of additional ADC product candidates against a limited number of targets selected by our partners based on our Dolaflexin platform. We believe the potential of our ADC technologies, supported by our world‑class management team and protected by our robust intellectual property portfolio, will allow us to develop targeted and highly tailored therapies to help cancer patients become cancer survivors.

Our current pipeline is summarized in the chart below:

ADC Background

ADCs are an established therapeutic approach in oncology used to selectively deliver a highly potent chemotherapeutic payload directly to tumors thereby minimizing toxicity to surrounding healthy tissue. An ADC consists of an antibody attached to a “payload” via a molecule known as a linker. The antibody provides targeting capability against a distinct antigen expressed preferentially on a tumor cell, which results in the ADC binding only to those cells that express the target antigen. Upon binding to the tumor cell antigen, the ADC is internalized by the tumor cell and the payload is released, killing the cell in a targeted manner.

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

•

Drug‑to‑antibody ratio:  Increases in the number of payload molecules delivered per antibody internalization event increases potency. However, the DAR, has typically been limited to three to four payload molecules per antibody due to aggregation, poor pharmacokinetics and loss of drug‑like properties of the ADC at levels above this threshold. Other attempts to increase efficacy have involved the introduction of ultra‑potent payloads, however these efforts appear to face safety and tolerability challenges, necessitating even further reduced DAR to maintain acceptable pharmacokinetics and drug‑like properties.

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

Our proprietary and highly differentiated Dolaflexin platform is designed to overcome these challenges and potentially achieve improved efficacy, safety and tolerability, hence improving the therapeutic index, compared to traditional ADC technologies. Unlike traditional ADCs, where the payload is attached directly to the antibody via a linker, our ADCs feature antibodies attached to multiple units of Dolaflexin, which each consist of our Fleximer polymer scaffold conjugated to several proprietary auristatin payload molecules. As a result, we believe our ADCs have the potential to offer the following benefits relative to traditional ADCs:

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

•

Higher drug‑to‑antibody ratio:  The hydrophilic microenvironment of Fleximer shields the highly hydrophobic payload molecules and allows the ADC to achieve a DAR of 10 to 15 while maintaining acceptable pharmacokinetics and drug‑like properties in animal models. In multiple preclinical models, our lead product candidate, XMT‑1536, which is based on the Dolaflexin platform, has demonstrated that higher DAR results in a significant increase in efficacy relative to traditional ADCs administered at comparable or even higher dose levels.
•

Expanded range of addressable target antigen expression levels:  As a result of higher DAR, our ADCs can deliver more payload to the tumor cell per antibody binding and internalization event. As a result, in preclinical models we have shown efficacy against tumors with lower levels of antigen expression. Our lead product candidate, XMT‑1536, has demonstrated efficacy in animal models of low antigen‑expressing tumors where alternative ADC platforms have shown either weak or no efficacy.

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

The benefits of the Dolaflexin platform have resulted in tolerable doses in our preclinical models well in excess of the efficacious doses. Based on these findings, we have advanced XMT-1536 into Phase 1 development. We believe these advantageous characteristics of our Dolaflexin platform provide a substantial opportunity to develop clinically meaningful ADC therapies with potential to address a broader range of cancers than traditional ADC based approaches.

We have assembled a management team with extensive, relevant experience, including specific ADC experience, from prior work at leading pharmaceutical companies such as Millennium Pharmaceuticals, Inc., Takeda, Biogen, Inc., MedImmune, Inc., Bayer AG, Genzyme and Vertex Pharmaceuticals, Inc. We are supported by our board of directors and scientific advisory board, who offer complementary experience in drug discovery and development, as well as expertise in building public companies, management and business development. We believe that our highly differentiated platform, together with the team we have assembled, positions us well to generate best in class ADCs with the potential to transform the lives of cancer patients.

Our strategy

Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC technologies. Our strategy to achieve this goal is as follows:

•

Rapidly advance the clinical development of XMT‑1536.  Our lead product candidate, XMT‑1536, is an ADC targeting NaPi2b and has demonstrated significant anti‑tumor activity in preclinical models of ovarian cancer and NSCLC. XMT-1536 is currently in a Phase 1 dose escalation study in ovarian cancer and NSCLC and other orphan indications where a majority of patients express NaPi2b including papillary thyroid, papillary renal, endometrial, salivary duct. We plan to report data from the dose escalation portion of the study in the second quarter of 2019. Following dose escalation and establishment of a recommended go forward dose we plan to expand into cohorts aimed at establishing proof-of-concept in platinum resistant serous ovarian cancer and NSCLC adenocarcinoma.

•

Expand our ADC technology platform capabilities and build a pipeline of ADC candidates that address the significant unmet medical needs of cancer patients.  We intend to establish a leading position in the field of ADCs by continuing to advance platform innovations that further broaden the potential of our ADCs to deliver clinically meaningful benefit for cancer patients. Our areas of focus include the development of alternative scaffolds to drive homogeneity of our ADCs, alternative payloads to address additional indications and drug resistance. We believe these efforts may lead to the development of a robust pipeline of ADC candidates with improved efficacy and tolerability that have the potential to expand the addressable patient population.

•

Evaluate strategic partnerships to maximize the value of our programs and platforms.  Our platform technologies, and product discovery and development capabilities, drive the potential for multiple clinically meaningful opportunities for cancer patients. In order to preserve a disciplined drug development and commercialization focus, we may choose to enter into strategic partnerships that facilitate our ability to bring differentiated product candidates to more patients. Our current partnerships with Merck KGaA and Asana Biosciences exemplify different aspects of this strategy.
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

Our ADC technology platforms

ADCs for cancer traditionally consist of an antibody attached to a chemotherapeutic “payload” via a linker. The antibody provides targeting capability against a distinct antigen selectively expressed on a tumor cell, resulting in the ADC binding only to those cells that express the target antigen. Upon binding to the antigen, the ADC is internalized by the tumor cell and the payload is released through either cleavage of the linker or degradation of the antibody. Cell death results once the threshold level of payload has been internalized by the target cell.  The individual components of an ADC dictate the efficacy, safety and tolerability of the treatment. Historically, ADC development has involved making compromises between features which may improve efficacy at the expense of safety and tolerability, and vice versa. The challenge of optimizing this balance is exemplified by the dearth of approved ADC products, despite the technology having existed for over 20 years.

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

•

Higher drug‑to‑antibody ratio:  Dolaflexin consists of Fleximer conjugated to up to four molecules of our proprietary auristatin payload. Our ADCs typically consist of three to four Dolaflexin units attached to each antibody, which allows us to achieve significantly higher DAR compared to other ADC approaches. For example, our lead proprietary product candidate, XMT‑1536, can carry between 10 to 15 payload molecules per antibody, which we believe will result in greater efficacy than traditional ADCs with a lower DAR. Importantly, Fleximer is extremely water soluble, which helps maintain the pharmacokinetics and drug‑like qualities of the ADC in animal models even at relatively high DARs.

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

Figure 4. Neutrophil Counts as a Function of Dolaflexin ADC Dose (in Auristatin Equivalents)

Platform development

We intend to establish a leading position in the field of ADCs by continuing to advance our platform innovations that further broaden the potential of our ADCs to deliver clinically meaningful benefit for cancer patients. Our areas of focus include the development of alternative scaffolds to drive homogeneity of our ADCs and alternative payloads to address additional indications and drug resistance. We believe these efforts may lead to new product candidates with improved efficacy and tolerability as well as expansion of the addressable patient population. These platforms include:

•

Dolasynthen, a novel, fully homogeneous AF-HPA based payload platform is designed to enable the creation of ADCs with the ability to provide precise DARs ranging from 2 to 24. In preclinical studies optimized Dolasynthen ADCs showed significant therapeutic index.

•

Immunosynthen, designed to be a novel, proprietary, immunostimulatory payload platform with the potential to create ADCs that can address the challenge of providing a local, tissue specific immunostimulatory response with a systemically administered medicine while maintaining a desirable tolerability profile and therapeutic index.

•

Alkymer, our DNA alkylation platform, has the potential to provide a broad therapeutic index for a DNA alkylating payload mechanism, and broaden addressable tumor indications to include those that are not responsive to anti-tubulin agents such as those employed in our Dolaflexin and Dolasynthen platforms.

We are planning to disclose the progress on the development of our platforms at scientific meetings throughout 2019.

Our product candidates

We are leveraging our platforms to develop a robust pipeline of clinically meaningful cancer therapies. Our pipeline strategy focuses on targets that have been biologically validated (either as ADCs or through another modality) and where the advantages of our platform may lead to a clinically superior therapeutic benefit. Our lead product candidate, XMT-1536, is in a Phase 1 dose escalation study. We plan to disclose our next ADC for clinical development in the second half of 2019. In addition, our partners have multiple ADC product candidates leveraging our technology in development.

XMT‑1536: our NaPi2b‑targeted ADC

Program description

Our lead product candidate, XMT‑1536, is a Dolaflexin ADC targeting NaPi2b‑expressing tumors. It is currently in the dose escalation portion of a Phase 1 clinical study. NaPi2b is an antigen highly expressed in 60% to 90% of both non‑squamous NSCLC and epithelial ovarian cancer. However, the expression of NaPi2b in normal tissue is restricted to a limited subset of cell types, rendering it an ideal antigen for ADC development. XMT‑1536 is composed of a proprietary anti‑NaPi2b antibody, selected for its advantageous internalization properties. We are actively recruiting and dosing patients with ovarian cancer, NSCLC and other orphan indications where a majority of patients express NaPi2b, including papillary thyroid, papillary renal, endometrial, salivary duct.  We plan to report data from the Phase 1 dose escalation portion of the study within the second quarter of 2019.

We believe this target to be clinically validated via Genentech’s lifastuzumab vedotin, an ADC targeting NaPi2b utilizing the Seattle Genetics vc‑MMAE platform, which provided encouraging results in Phase 1 studies in ovarian cancer. The clinical study had a 41% confirmed objective response rate by response evaluation criteria in solid tumors (RECIST criteria), which was achieved without evidence of target-mediated toxicities. However, in a randomized Phase 2 study in platinum‑resistant ovarian cancer, lifastuzumab vedotin failed to demonstrate a statistically‑significant benefit to liposomal doxorubicin, the comparator, on the primary endpoint of progression free survival, or PFS, despite a numerically superior response rate and improvement in median progression‑free survival. Responses in NSCLC patients were also limited despite widespread expression of the NaPi2b target in the Phase 1 patients. Genentech has since discontinued development of lifastuzumab vedotin. The validation of the NaPi2b target provided by these studies forms the basis of our rationale to develop XMT‑1536 as a potentially clinically meaningful ADC for the treatment of epithelial ovarian cancer and NSCLC adenocarcinoma. Based on our preclinical data, we believe that XMT‑1536 may offer improved efficacy and a wider therapeutic index in these patients.

Unmet need and epidemiology

Ovarian cancer patients who progress during or within six months of completion of platinum‑based therapy are considered to have platinum‑resistant disease. These patients have limited treatment options including single agent taxanes and pegylated liposomal doxorubicin. Bevacizumab is also used to treat ovarian cancer patients but it is not always well-tolerated and has shown limited overall survival benefit. More recently, PARP inhibitors have been approved to treat ovarian cancer; however, they are predominantly used to treat BRCA1 and BRCA2 mutations and not all patients have benefitted from this treatment. We plan to initially test XMT‑1536 in patients with platinum‑resistant ovarian cancer. If proof‑of‑concept is established, there are opportunities to address treatment of first-line ovarian cancer and recurrent, platinum‑sensitive disease where platinum‑based chemotherapy regimens remain the standard of care.

Given the breadth of NaPi2b expression in NSCLC adenocarcinoma, we believe XMT‑1536 also has the potential to treat a broad population of NSCLC adenocarcinoma patients. Initially, we plan to test XMT‑1536 in platinum‑resistant NSCLC adenocarcinoma patients. If proof‑of‑concept is established in this population, we believe that there are opportunities to move earlier in the treatment paradigm or consider combination treatment with PD‑1/PD‑L1 antibodies, the emerging standard of care in front line NSCLC. Our preclinical data indicating that the AF‑HPA payload used in XMT‑1536 induced immunogenic cell death support the potential for synergy with immune checkpoint inhibitors.

The following chart shows the initial therapeutic focus for our XMT-1536 product candidate:

There are currently no FDA‑approved tests to measure NaPi2b expression on tumor cells. Given the prevalence of its expression on epithelial ovarian and NSCLC adenocarcinoma tumors, however, our initial clinical studies of XMT‑1536 are being conducted without prospective identification of patients with NaPi2b‑expressing tumors. Nonetheless, we have developed and technically validated an immunohistochemistry assay to measure NaPi2b expression which we intend to use retrospectively to confirm the broad prevalence of NaPi2b expression in our target patient populations while correlating those expression levels with the efficacy observed in such patients. If results are sufficiently robust, we believe there is an opportunity to develop XMT‑1536 without the need for a companion diagnostic, or with the inclusion of the NaPi2b assay in the label as a complementary diagnostic to guide physician decision making. If a companion diagnostic is required for the label for XMT‑1536, we may seek approval for our validated assay as a companion diagnostic or we may contract with third parties to create and obtain approval for a companion diagnostic.

Clinical development plan and timeline

XMT‑1536 is in a Phase 1, open label, multi‑center study. We plan to report data from Phase 1 dose escalation study within the second quarter of 2019.

There are two parts to the Phase 1 study: (i) a dose escalation in  patients with ovarian cancer, NSCLC and other orphan indications where a majority of patients express NaPi2b (papillary thyroid, papillary renal, endometrial, salivary duct) and (ii) a dose expansion focused on platinum-resistant ovarian cancer and NSCLC adenocarcinoma patient cohorts. The primary objective of the dose escalation part of the study is to establish the maximum‑tolerated dose and a recommended go forward dose. The objective of the cohort expansion stage is to further assess tolerability at the recommended go forward dose, to estimate the objective response rate and durability of response and to further define patient selection criteria for pivotal studies.

The dose escalation part of the study utilizes a modified 3+3 design. A Safety Review Committee will review the data after each dose cohort of three patients completes the DLT evaluation period and will recommend three patients be enrolled at the next dose level if a dose is reasonably well‑tolerated. After the first cycle, patients may continue to receive XMT‑1536 until disease progression, provided the drug is well‑tolerated and patients continue to derive clinical benefit in the opinion of the investigator. Dose escalation started with a once every three week schedule which has been fully explored. Currently an evaluation of a once every four week regimen is ongoing.

Following dose escalation and establishment of a go forward dose, we plan to expand into patient cohorts aimed at establishing proof of concept in platinum resistant ovarian cancer and NSCLC adenocarcinoma. The expansion part of the study is designed to provide an initial estimate of the response rate for XMT‑1536 in each cohort and the durability of the observed responses. These data will be used to support end‑of‑Phase 1 interactions with regulatory authorities and to inform the design of subsequent studies. We anticipate that observation of a clinically meaningful rate of durable responses in any of the cohorts could be used to support the initiation of pivotal studies to support approval in the indication.

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

Figure 14. XMT-1536 Effect in Primary Ovarian Cancer Xenograft Models was Associated with NaPi2b Expression

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

XMT‑1522: HER2‑targeted ADC

Program description

In January 2019, following a strategic evaluation by the Company of the competitive environment for HER2-targeted therapies, we and our former partner, Takeda, discontinued the development of XMT-1522 then being studied in the dose escalation of a Phase 1 clinical trial. The Company now wholly owns the asset and may choose to out license it to a development partner at a future date.

Strategic partnerships

Strategic partnerships with leading biopharmaceutical companies to advance Fleximer ADC product candidates

We believe that our ADC platform has broad applicability across a number of targets. We have used strategic partnering to accelerate bringing Fleximer ADCs to patients. Since 2012, we have entered into strategic research and development partnerships with Merck KGaA and Asana BioSciences, LLC (by assignment from Endo Pharmaceuticals Inc.) to enable development of certain ADC product candidates utilizing Fleximer. In establishing each of these partnerships, our primary objectives were to collaborate with leading biopharmaceutical companies to validate the potential of ADC product candidates utilizing Fleximer, gain meaningful near‑term funding and drive significant long‑term value. Under each of our partnerships, we own the rights to any improvements to our ADC platform. The details of our material existing strategic partnerships are as follows:

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

Through December 31, 2018, we have received an upfront payment of $12 million and milestone payments of $3 million under this agreement. If products are successfully developed and commercialized against all six target antigens, we are entitled to receive future development, regulatory and commercial milestones of up to $778 million. We are entitled to receive tiered royalties in the low‑ to mid‑single digit percentages on net sales of products targeting Merck KGaA’s target antigens during the applicable royalty term if products are successfully developed and commercialized by Merck KGaA under this agreement.

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

Asana Biosciences collaboration agreement

In March 2012, we entered to a collaboration agreement with Asana Biosciences (formerly part of Endo Pharmaceuticals) to develop next-generation ADCs. Under this agreement, Asana paid us an upfront fee for the right to utilize our Fleximer technology to develop novel ADC candidates against a single cancer target. We are responsible for conducting research and creating ADCs that are conjugates of our diverse, highly potent cytotoxic payloads, our Fleximer polymer and custom linkers, and Asana’s novel antibodies. In addition to providing novel antibodies, Asana is responsible for product development, manufacturing and commercialization of any Fleximer-ADC products. Through December 31, 2018, we have received an upfront payment of $0.8 million and milestone payments of $3.0 million under this agreement.

Takeda XMT‑1522 strategic partnership

In January 2016, we entered into a collaboration agreement with Takeda (formerly in partnership with Millennium Pharmaceuticals, Inc.) for the development and commercialization of XMT‑1522. On January 2, 2019 we received a notice from Takeda that it was exercising its rights to terminate the Development Collaboration and Commercial License Agreement between the two parties for the global development and commercialization of XMT-1522. Takeda’s delivery of the notice followed discussions between the two parties whereby we mutually agreed to terminate the co-development collaboration for XMT-1522 following a strategic evaluation of the competitive environment for HER2-targeted therapies.  We are working with Takeda to wind down activities under the Development Collaboration and Commercial License Agreement. Through December 31, 2018, we have received an upfront payment of $13.3 million and milestone payments of $33.3 million under this agreement.

Takeda strategic research and development partnership

In March 2014, we entered into a collaboration agreement with Takeda (formerly in partnership with Millennium Pharmaceuticals, Inc.) for the development and commercialization of ADC product candidates utilizing Fleximer. On January 2, 2019, we received notice from Takeda stating that it was exercising its rights to terminate the Research Collaboration and Commercial License Agreement. Takeda’s delivery of the notice followed discussions between the two parties whereby they mutually agreed to discontinue the Research Collaboration and License Agreement. We are in the process of winding down activities under Research Collaboration and Commercial License Agreement. Through December 31, 2018, we have received an upfront payment of $24.8 million and milestone payments of $0.8 million under this agreement.

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

Manufacturing

We do not own or operate and currently have no plans to establish any cGMP compliant manufacturing facilities. We currently rely, and expect to continue to rely, on external Contract Manufacturing Organizations, or CMOs, for the manufacture of product to support clinical testing. In the future, we expect to use CMOs to manufacture commercial supply of our products. The Dolaflexin manufacturing process involves readily available starting materials and uses unit operations that are well‑precedented in the field of chemical/pharmaceutical production. The current XMT-1536 supply chain utilizes the same vendors the company could use for commercialization.

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

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Act was enacted. The Budget Control Act of 2011 includes provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare payments to providers which began in April 2013, and will remain in effect through 2024 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our results of operations.

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

As of January 31, 2019, we owned, in all of our patent portfolios, 15 issued U.S. patents, 14 pending non‑provisional U.S. patent applications (including one allowed U.S. patent application), 15 pending provisional U.S. patent applications, 35 issued foreign patents, six pending PCT patent applications and 105 pending foreign patent applications (including 10 allowed foreign patent applications) in a number of jurisdictions, including, but being not limited to, Australia, Brazil, Canada, China, Europe, Eurasia, Gulf Cooperation Council, Hong Kong, Israel, India, Indonesia, Iran, Japan, Mexico, Macau, New Zealand, Russia, South Korea, South Africa and Taiwan. Our eight issued U.S. patents covering our Fleximer ADC platform are projected to expire in 2032, excluding any additional term for patent term adjustments or patent term extensions; our one issued U.S. patent covering our Dolaflexin ADC platform is projected to expire in 2034, excluding any additional term for patent term adjustments or patent term extensions; our two issued U.S. patents covering our XMT-1522 ADC are projected to expire in 2035, excluding any additional term for patent term adjustments or patent term extensions; our one issued U.S. patent covering our Alkymer ADC is projected to expire in 2037, excluding any additional term for patent term adjustments or patent term extensions; our additional two issued U.S. patents are projected to expire in 2033 and 2035, excluding any additional term for patent term adjustments or patent term extensions; and any patent that may issue from our pending U.S. applications is projected to expire between 2032 and 2039, in each case, excluding any additional term for patent term adjustments or patent term extensions. In addition, we have exclusively in‑licensed three issued U.S. patents, one allowed U.S. patent application and one issued European patent for the NaPi2b antibody from Recepta. These in‑licensed issued U.S. and foreign patents are projected to expire in 2029, excluding any additional term for patent term adjustments or patent term extensions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before they are granted. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

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

Fleximer ADC platform

The intellectual property portfolio for our Fleximer ADC platform is directed to compositions of matter for the Fleximer ADCs, as well as methods of using and making these novel conjugates, compositions of matter for Fleximer drug conjugates prior to conjugation with the antibody or antibody fragment and methods of making the same and compositions of matter for our proprietary auristatin compounds (and by extension our proprietary DolaLock feature) and conjugates thereof (e.g., to Fleximer and/or an antibody or antibody fragment). As of January 31, 2019, we owned eight issued U.S. patents, two pending U.S. patent, 32 issued foreign patents and 16 pending foreign patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, Russia, South Korea, and Taiwan. Any U.S. or foreign patent issuing from the pending applications covering the Fleximer ADC platform is projected to expire in June 2032, excluding any additional term for patent term adjustments or patent term extensions.

Dolaflexin ADC platform

The intellectual property portfolio for our Dolaflexin ADC platform is directed to compositions of matter for the Dolaflexin ADCs, as well as methods of using and making these novel conjugates, compositions of matter for Dolaflexin drug conjugates prior to conjugation with the antibody or antibody fragment and methods of making the same. As of January 31, 2019, we owned one issued U.S. patent, two pending U.S. applications and one pending PCT application, one issued foreign patent and 13 pending foreign patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, South Korea, Mexico and South Africa. Any U.S. or foreign patent issuing from the pending applications covering Dolaflexin ADC platform is projected to expire in October 2034, and any U.S. or foreign patent issuing from the pending applications covering the method of making the Dolaflexin ADC is projected to expire in June 2038, excluding any additional term for patent term adjustments or patent term extensions.

XMT‑1536 ADC

The intellectual property portfolio for our NaPi2b ADC product candidate, XMT‑1536, is directed to compositions of matter for our novel ADC based on exclusively in‑licensed NaPi2b antibody and our Dolaflexin platform, as well as methods of using and making these novel conjugates. As of January 31, 2019, we owned six pending U.S. applications (including four pending provisional U.S. patent applications), 18 pending foreign patent applications, and one pending PCT application directed to the composition of matter for XMT‑1536, methods of using and making same, companion diagnostics for XMT-1536 ADC and XMT‑1536 dosing regimens. We also intend to enter the national/regional phase of the pending PCT patent application in foreign jurisdictions, including Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, South Korea, Mexico and South Africa. Any U.S. or foreign patent issuing from the pending applications covering XMT‑1536 is projected to expire in March 2037, and any U.S. or foreign patent issuing from the pending applications covering XMT‑1536 companion diagnostics is projected to expire in September 2038, excluding any additional term for patent term adjustments or patent term extensions, and any U.S. or foreign patent issuing from the pending applications covering the XMT‑1536 dosing regimens is projected to expire in May 2039.

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

Novel DNA Alkylators and Novel Scaffolds

The intellectual property portfolio for our novel DNA alkylators and novel scaffold platforms is directed to compositions of matter for the novel DNA alkylators, ADCs thereof, novel scaffolds, as well as methods of using and making these novel conjugates, scaffolds and compositions of matter. As of January 31, 2019, we owned one issued U.S. patent, nine pending U.S. patent applications (including six pending provisional U.S. patent applications), eight pending foreign patent applications, and three pending PCT patent applications. We intend to enter the national/regional phase of the PCT patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, Russia, South Korea, and Taiwan. Any U.S. or foreign patent issuing from the pending applications covering the novel DNA alkylators and novel scaffold platforms is projected to expire between 2037 and 2039, excluding any additional term for patent term adjustments or patent term extensions.

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

Competition

The biotechnology and biopharmaceutical industries, and the oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary ADC platforms and scientific expertise provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. These competitors generally fall within the following categories:

New cancer treatments:  Many global pharmaceutical companies, as well as medium and small biotechnology companies, are pursuing new cancer treatments whether small molecules, biologics or ADCs. Any of these treatments could prove to be superior clinically to our products.

ADC platforms:  Although Dolaflexin, Dolasynthen and the new platform initiatives we have underway are highly differentiated and proprietary, many companies continue to invest in innovation in the ADC field including new payload classes, new conjugation approaches and new targeting moieties. Any of these initiatives could lead to a platform that has superior properties to ours. We are aware of multiple companies with ADC technologies that may be competitive to our ADC platforms, including Astellas, AstraZeneca, Bristol‑Myers Squibb, CytomX Therapeutics, Daiichi Sankyo, ImmunoGen, Immunomedics, Pfizer, Seattle Genetics and Sutro. These companies or their partners, including AbbVie, Genentech, Lilly, Novartis, Sanofi and Takeda, may develop ADCs based on these ADC technologies which compete in the same indications as our current and future ADC product candidates. We expect to compete on improved efficacy, safety and tolerability compared to other ADCs and if our products are not demonstrably superior in these respects compared to other approved therapeutics, we may not be able to compete effectively.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non‑competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies and acquiring technologies complementary to, or necessary for, our programs. Smaller or early‑stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our products’ entry. We believe the factors determining the success of our programs will be the efficacy, safety and tolerability of our product candidates.

Employees

As of January 31, 2019, we had 86 full time employees, including 65 with M.D., Ph.D. or other advanced degrees. Of these full time employees, 69 are engaged in research and development and 17 are engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated in 2001 as a Delaware corporation. Our principal executive offices are located at 840 Memorial Drive, Cambridge, MA 02139, and our telephone number is 617-498-0020. Our internet site is www.mersana.com. We routinely make available important information free of charge, including copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. We recognize our website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with our disclosure obligations under SEC Regulation FD. Information contained on our website shall not be deemed incorporated into, or to be part of this Annual Report on Form 10-K, and any website references are not intended to be made through active hyperlinks.

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

We have incurred net losses since our inception. Our net loss was $64.3 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $164.2 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products and therefore have never generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and the receipt of funds through strategic partnerships with third parties. The amount of our future net losses will depend, in part, on the rate of our future expenditures. We have not completed pivotal clinical studies for any product candidate and only have one product candidate in a clinical study. It will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues would depend upon the size of the market or markets in which our product candidates received such approval and our ability to achieve sufficient market acceptance, reimbursement from third‑party payors and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and increasing net losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct clinical development of XMT-1536, including our Phase 1 clinical study;
•	seek regulatory approval for XMT‑1536, if our development efforts are successful;
•	add personnel to support our product development efforts;
•	continue our research and development efforts for new product opportunities; and
•	continue to operate as a public company.

If we are required by the United States Food and Drug Administration, or FDA, or any equivalent foreign regulatory authority to perform clinical studies or preclinical studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical studies of XMT‑1536, our expenses could increase.

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

Our cash, cash equivalents and marketable securities were $70.1 million as of December 31, 2018. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing XMT‑1536 and any future ADC product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical studies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our ADC product candidates. Our costs will increase if we experience any delays in our clinical studies for XMT‑1536, including delays in enrollment of patients. We also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing XMT‑1536 and any other potential ADC product candidates and conducting preclinical studies and clinical studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for XMT‑1536 and any other potential ADC product candidates if preclinical studies and clinical studies are successful;
•	the cost of manufacturing XMT‑1536 and any other potential ADC product candidates for clinical studies in preparation for regulatory approval and in preparation for commercialization;
•

the cost of commercialization activities for XMT‑1536 and any other potential ADC product candidates, if any ADC product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;

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

Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through at least mid 2021 and to fund our Phase 1 clinical study for XMT‑1536. Our operating plan, however, may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our ADC product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our ADC product candidates. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or ADC product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness, each of which could adversely impact our ability to conduct our business and execute our operating plan. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies, including our ADC platforms, or ADC product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for XMT‑1536 or any other ADC product candidate, or grant rights to third parties to develop and market ADC product candidates that we would otherwise prefer to develop and market ourselves.

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

Our early encouraging preclinical results for XMT‑1536 are not necessarily predictive of the results of our ongoing or future discovery programs or clinical studies. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in later‑stage preclinical studies or in humans during clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late‑stage clinical studies after achieving positive results in early‑stage development, including early‑stage clinical studies, and we cannot be certain that we will not face similar setbacks. These companies’ setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported adverse events.

Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other products in our pipeline. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our ADC product candidates or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our ADC product candidates, we may be prevented or delayed in obtaining marketing approval for our ADC product candidates. There can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical study protocols and the rate of dropout among clinical study participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA approval.

Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional or unanticipated clinical studies to obtain approval or be subject to additional post‑marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy (REMS) program. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

We currently have only one ADC product candidate, XMT-1536, in a clinical study. A failure of this product candidate in clinical development would adversely affect our business and may require us to discontinue development of other ADC product candidates based on the same technology.

XMT-1536 is our only clinical‑stage development product candidate. While we have certain other preclinical programs in development and we intend to develop other product candidates, it will take additional investment and time for such programs to reach the same stage of development as XMT-1536. In addition, we have other product candidates in our current pipeline that are based on the same ADC platform. If XMT-1536 fails in development as a result of any underlying problem with our ADC platform, then we may be required to discontinue development of the ADC product candidates that are based on the same technology. If we were required to discontinue development of XMT-1536 or if XMT-1536 were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

Events that may delay or prevent successful commencement, enrollment or completion of clinical studies of our ADC product candidates could result in increased costs to us as well as a delay in obtaining, or failure to obtain, regulatory approval, or cause us to terminate a clinical trial, which could prevent us from commercializing our ADC product candidates on a timely basis, or at all.

We cannot guarantee that clinical studies, including our ongoing Phase 1 clinical study and anticipated additional clinical studies for XMT-1536, will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical study. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:

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
•

inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical studies, including, for example, delays in the testing, validation, manufacturing or delivery of the ADC product candidates to the clinical sites;

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

•	changes in regulatory requirements or guidance that require amending or submitting new clinical protocols; or
•	lack of adequate funding to continue the clinical study.

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

Challenges in recruiting and enrolling suitable patients to participate in clinical studies that meet the criteria of the protocol for clinical studies could increase costs and result in delays to our current development plan for XMT‑1536 or any other future ADC product candidate.

We may seek a Breakthrough Therapy Designation or Fast Track Designation by the FDA for any of our product candidates, and we may be unsuccessful. If we are successful, the designation may not actually lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that any product candidate would receive marketing approval.

We may seek a Breakthrough Therapy Designation or Fast Track Designation for any of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Fast Track Designation may be available if a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition. Drugs that receive Breakthrough Therapy Designation or Fast Track Designation by the FDA may also be eligible for accelerated approval and/or priority review if they satisfy the criteria for those programs.

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

In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval of or the decision not to approve an application. Regulatory approval has not been obtained for any product candidate based on our ADC technology, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. In addition, we may gain regulatory approval for XMT‑1536 or any other ADC product candidate in some but not all of the territories for which we seek approval or some but not all of the target indications, resulting in limited commercial opportunity for the approved ADC product candidates.

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

We intend to market our ADC product candidates, including XMT‑1536, if approved, in international markets either directly or through partnerships. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary from country to country and may require additional testing that we are not required to perform to obtain regulatory approval in the United States. Moreover, the time required to obtain approval in countries outside the United States may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, an ADC drug must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We or our partners may not obtain foreign regulatory approvals on a timely basis, if at all. We or our partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we or any existing or future partner are unable to obtain regulatory approval for XMT‑1536 in one or more significant foreign jurisdictions, then the commercial opportunity for XMT‑1536 and our financial condition will be adversely affected.

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

Undesirable side effects caused by our ADC product candidates or ADCs being developed or commercialized by our partners or competitors could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Further, clinical studies by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug. SAEs deemed to be caused by our ADC product candidates or those of our competitors, either before or after receipt of marketing approval, could have a material adverse effect on the development of our ADC product candidates and our business as a whole.

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

In order to conduct clinical studies of our ADC product candidates and commercialize any approved ADC product candidates, we, or our manufacturing partners, will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost‑effective manner, or at all. In addition, quality issues may arise during scale‑up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our ADC product candidates in sufficient quality and quantity, the development, testing and clinical studies of that ADC product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We have evaluated which third‑party manufactures to engage for scale‑up to commercial supply of our ADC product candidates, including XMT‑1536, and we have begun transfer and scale-up of certain manufacturing activities. If we are unable to obtain or maintain third‑party manufacturing for commercial supply of ADC product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our ADC product candidates successfully.

We rely on third parties to conduct preclinical studies and clinical studies for our ADC product candidates, including XMT‑1536, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for XMT‑1536 or any other ADC product candidates that we may develop in the future.

We have designed the Phase 1 clinical study for XMT-1536 and intend to design any future clinical study for any future unpartnered ADC product candidates that we may develop if preclinical studies are successful. However, we rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these studies. As a result, we have less direct control over the conduct, timing and completion of these clinical studies and the management of data developed through clinical studies than would be the case if we were relying entirely upon our own staff. These CROs and other third parties are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical studies, resulting in the preclinical studies or clinical studies being delayed or unsuccessful.

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

We depend on strategic partnerships with other companies to assist in the research, development and commercialization of our ADC platforms and ADC product candidates. If our existing partners do not perform as expected, this may negatively affect our ability to commercialize our ADC product candidates, generate revenues through technology licensing, or otherwise negatively affect our business.

We have established strategic partnerships and intend to continue to establish strategic partnerships with third parties to research, develop and commercialize our ADC platforms and existing and future ADC product candidates. We entered into a collaboration agreement with Merck KGaA for the development and commercialization of other ADC product candidates. For certain of these programs, we will depend on our partners to design and conduct their clinical studies. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these partners withdraw support for these programs or proposed products or otherwise impair their development or experience negative results, our business and our ADC product candidates could be negatively affected.

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

Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our partners. Competing products, either developed by the partners or to which the partners have rights, may result in the withdrawal of partner support for our product candidates. Even if our partners continue their contributions to the strategic partnerships, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Additionally, if our partners pursue different clinical or regulatory strategies with their ADC product candidates based on our ADC platforms or technology, adverse events with their ADC product candidates could negatively affect our ADC product candidates utilizing similar technologies.  Any of these developments could harm our product development efforts.

To date, we have depended on a small number of partners for a substantial portion of our revenue. The loss of any one of these partners could result in a material decline in our revenue.

We have strategic partnerships with a limited number of companies. To date, a substantial portion of our revenue has resulted from payments made under agreements with our strategic partners, and we expect that a portion of our revenue will continue to come from strategic partnerships. The loss of any of our partners, or the failure of our partners to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and future strategic partnerships are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

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

Even if we obtain regulatory approval for XMT‑1536 or any other ADC product candidates that we may develop or acquire in the future, the product candidate may not gain market acceptance among physicians, health care payors, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:

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

The precise incidence and prevalence of epithelial ovarian cancer and non‑squamous NSCLC with NaPi2b expression are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. The total addressable market opportunity for XMT‑1536 for the treatment of epithelial ovarian cancer and non‑squamous NSCLC with NaPi2b expression will ultimately depend upon, among other things, the diagnosis criteria included in the final label for XMT‑1536, if our drug candidate is approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients who can be treated with our drug candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

In the future, we expect to build a focused sales and marketing infrastructure to market XMT‑1536 and other ADC product candidates in the United States and certain foreign jurisdictions, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute certain of our product candidates outside of the United States or may be unable to do so on terms that are favorable to us. We likely will have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

Adverse pricing limitations may hinder our ability to recoup our investment in XMT‑1536 or any future ADC product candidates, even if such product candidates obtain marketing approval.

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

The legislative landscape in the United States continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations or the commercial success of our products, if approved. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. For example, under the Trump administration, there have been  ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminates the tax penalty established under Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. In a May 2018 report, the Congressional Budget Office estimated that, compared to 2018, the number of uninsured will increase by 3 million in 2019 and 6 million in 2028, in part due to the elimination of the individual mandate. The Healthcare Reform Act has also been subject to judicial challenge. In December 2018, a federal district court, in a challenge brought by a number of state  attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. Pending appeals, which could take some time, the Healthcare Reform Act is still operational in all respects.

There have also been other reform initiatives under the Trump Administration, including initiatives focused on drug pricing. For example, in May of 2018, President Trump and the Secretary of the Department of Health and Human Services  released a "blueprint" to lower prescription drug prices and out-of-pocket costs. Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement  changes for the pharmaceutical industry. As another example, in October 2018, the Centers for Medicare & Medicaid Services solicited public comments on potential changes to payment for certain Medicare Part B drugs, including reducing the Medicare payment amount for selected Medicare Part B drugs to more closely align with international drug prices.

More generally, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products.  Individual states in the United States have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price constraints and  marketing cost disclosure and transparency measures. These measures could reduce the ultimate demand for our products,  once approved, or put pressure on our product pricing.

We continue to evaluate the effect that the Health Care Reform Act, the repeal of the individual mandate, and any additional healthcare reform efforts may have on our business, but expect that healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved. We cannot predict the ultimate content, timing or effect of any such reforms.

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

In addition, if our product candidates are approved and commercialized, we may face competition from biosimilars. The route to market for biosimilars was established with the passage of the Health Care Reform Act in March 2010. The Health Care Reform Act establishes a pathway for the FDA approval of follow‑on biologics and provides twelve years data exclusivity for reference products and an additional six months exclusivity period if pediatric studies are conducted. In December 2018, however, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Health Care Reform Act unconstitutional in its entirety. Given the court’s decision struck down the Health Care Reform Act in its entirety, the decision means numerous reforms enacted as part of the Health Care Reform Act, but not specifically related to health insurance, such as the BPCIA, are invalid as well. While the Trump administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the Health Care Reform Act will impact the biosimilar framework created by the Health Care Reform Act and our Business.

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

Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our ADC platforms and ADC product candidate, XMT‑1536. The patent position of biopharmaceutical companies is generally uncertain because it involves complex legal and factual considerations and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights is highly uncertain. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The patent prosecution process is expensive, complex and time‑consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents.

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

Issued patents covering XMT‑1536 and any future ADC product candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering XMT‑1536 or any other future product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non‑enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, inter partes review, post‑grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Any such loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects.

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

In addition, our existing licenses and collaboration agreements, including our license with Recepta Biopharma S.A., or Recepta, for intellectual property covering the NaPi2b antibody in XMT‑1536 impose, and any future licenses, collaborations or other agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, including, in the case of our agreement with Recepta, the license for the rights covering the NaPi2b antibody in XMT‑1536. Any of the foregoing could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreements, including:

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

Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on members of our senior management, including Anna Protopapas, our President and Chief Executive Officer. The loss of the services of any of our senior management could impede the achievement of our research, development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our stock price has been and may continue to be volatile. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:

•	results and timing of preclinical studies and clinical studies of our ADC product candidates, including XMT‑1536;
•	results of clinical studies of our competitors’ products;
•	failure to adequately protect our trade secrets;
•	the terms on which we raise additional capital or our ability to raise it;
•	commencement or termination of any strategic partnership or licensing arrangement;
•	regulatory developments, including actions with respect to our products or our competitors’ products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin‑offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us, our insiders or our other stockholders;
•	speculation in the press or investment community;
•	announcement or expectation of additional financing efforts;
•	changes in market conditions for biopharmaceutical stocks; and
•	changes in general market and economic conditions.

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

As of December 31, 2018, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned a substantial majority of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

For the years ended December 31, 2018, 2017 and 2016, the Company recorded no income tax benefit for the net operating losses incurred in each year, due to the uncertainty of realizing a benefit from those items. The Company has incurred net operating losses (NOLs) since its inception. At December 31, 2018, the Company had federal NOLs of approximately $102.1 million and state NOLs of approximately $102.4 million.  Of the $102.1 million of federal NOLs, $34.1 million expire at various dates through 2037. The remaining $68.0 million of federal NOLs do not expire. The state NOLs will expire at various dates through 2038. At December 31, 2018, the Company had Federal and State research and development tax credit carryforwards of approximately $7.7 million and $3.3 million, respectively, which expire at various dates through 2038. Under the newly enacted federal income tax law, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and our ability to use our NOLs to offset taxable income could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. The Company has determined that ownership changes have occurred through December 31, 2015 and that certain NOLs and research and development tax credit carryforwards will be subject to limitation.  We may also have incurred subsequent ownership changes. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “MRSN” on the Nasdaq Global Select Market. As of March 7, 2019, there were approximately 32 holders of record of shares of our common stock.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from June 28, 2017 (the first date that shares of our common stock were publicly traded) through December 31, 2018, which was the last trading day of the year. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on June 28, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

As of December 31, 2018, we estimate that we have used all of the net proceeds from the IPO to fund manufacturing and clinical development activities for XMT-1522 and XMT-1536 and other research activities in support of our preclinical programs, and for working capital and other general corporate purposes. There was no material change in the use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

ITEM 6.              SELECTED FINANCIAL DATA

You should read the following selected financial data together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have derived the statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial data for the year ended December 31, 2015 and the balance sheet data as of December 31, 2015 from audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future.

	Year ended
	December 31,
	2018	2017	2016	2015
	(in thousands, except
	share and per share data)
Statements of Operations Data:
Collaboration revenue	$10,594	$17,545	$25,171	$10,359
Operating expenses:
Research and development	59,915	$46,700	$32,008	$21,353
General and administrative	16,334	10,462	6,984	5,347
Total operating expenses	76,249	$57,162	$38,992	$26,700
Other income (expense):
Other income (expense), net	1,398	910	121	(87)
Total other income (expense)	1,398	910	121	(87)
Net loss	$(64,257)	$(38,707)	$(13,700)	$(16,428)
Net loss attributable to common stockholders — basic and diluted	$(64,257)	$(38,707)	$(13,700)	$(16,428)
Net loss per share attributable to common stockholders — basic and diluted	$(2.79)	$(3.22)	$(10.82)	$(13.43)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic and diluted(1)	23,032,250	12,022,733	1,266,758	1,223,457

	As of
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$70,131	$125,216	$100,297	$11,534
Working capital(2)	4,880	85,662	73,787	2,019
Total assets	78,502	130,715	105,087	14,409
Convertible preferred stock	—	—	94,450	36,296
Total stockholders’ equity (deficit)	8,795	69,994	(55,619)	(42,692)

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

Overview

We are a clinical stage biopharmaceutical company focused on developing antibody drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged 20 years of industry learning in the ADC field to develop proprietary technologies that enable us to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. Our most advanced platform, Dolaflexin, has been used to generate a pipeline of proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC‑based therapies. Our lead product candidate, XMT‑1536, is an ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non small cell lung cancer (NSCLC). The first patient was dosed on XMT‑1536 in early 2018 and the study is currently in Phase 1 dose escalation in ovarian cancer, NSCLC and other orphan indications where a majority of patients express NaPi2b including endometrial, papillary renal, papillary thyroid, and salivary duct. We plan to select a dose for use in the Phase 1 expansion studies and report data from the dose escalation study in the second quarter of 2019. Following dose escalation and establishment of a go forward dose we plan to expand into patient cohorts aimed at establishing proof of concept in platinum resistant ovarian cancer, and NSCLC adenocarcinoma.

Beyond XMT-1536 and our Dolaflexin platform, we continue to work to identify earlier stage product candidates employing the platforms described below, and to advance our ADC platform technologies. We are leveraging our expertise to advance platform innovations that further expand the potential of our ADCs to deliver clinically meaningful benefit for cancer patients.

•	Dolasynthen is designed to be a novel, proprietary, homogeneous payload platform enabling the creation of ADCs with the ability to provide drug to antibody ratios (DARs) ranging from 2-24.
•

Immunosynthen, our emerging platform, is designed to be a novel, proprietary, immunostimulatory payload platform with the potential to create ADCs that can ideally address the challenge of systemic delivery and tolerability of immunomodulatory payloads.

•

Alkymer, our DNA alkylation platform, has the potential to provide a broad therapeutic index for a DNA alkylating payload mechanism, and broaden addressable tumor indications to include those that are not responsive to anti-tubulin agents.

We are planning to disclose the progress on the development of our platforms throughout 2019 and expect to announce our next ADC clinical candidate in the second half of 2019.

In addition, we have established strategic research and development partnerships with Merck KGaA and Asana Biosciences for the development and commercialization of additional ADC product candidates against a limited number of targets selected by our partners based on our Dolaflexin platform. We believe the potential of our ADC technologies, supported by our experienced management team and protected by our robust intellectual property portfolio, will allow us to develop targeted and highly tailored therapies to help cancer patients become cancer survivors.

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

Since inception, we have incurred significant operating losses. Our net losses were $64.3 million, $38.7 million and $13.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $164.2 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue clinical development activities for our lead product candidate XMT-1536;
•	continue activities to discover, validate and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and general and administrative personnel.

Financial Operations Overview

Revenue

To date, all of our revenue has been generated from strategic partnerships. We have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future.

In March 2014, we entered into a collaboration agreement with Takeda for the development and commercialization of ADC product candidates utilizing Fleximer. On January 2, 2019, we received notice from Takeda stating that Takeda was exercising its right to terminate the collaboration agreement upon 45 days’ prior written notice and the agreement terminated in February 2019. Under Topic 606, we have concluded that the performance obligations were not modified during the year ended December 31, 2018, and that we will account for the termination notice as an event in the first quarter of the fiscal year ended December 31, 2019. Under this agreement, as amended, Takeda had the right to select up to seven target antigens and selected four target antigens prior to terminating the arrangement. Takeda’s responsibilities were generating antibodies against the target antigens and we were responsible for generating Fleximer and our proprietary payloads and conjugating this to the antibody to create the ADC product candidates. Takeda then had the exclusive right to and was responsible for the further development, manufacture and commercialization of these ADC product candidates, except that we had an option to co-develop and co-commercialize one product targeting one of Takeda's third through seventh target antigens and could have exercised such option with respect to an applicable product no later than 30 days after initiation of a Phase 2 clinical study for such product or at an earlier time if Takeda intended to grant rights to such product to a third party.

In addition, in January 2016, we entered into a collaboration agreement with Takeda for the development and commercialization of XMT-1522. Under this agreement, Takeda was granted the exclusive right and responsibility to commercialize XMT-1522 outside the United States and Canada. We were also notified on January 1, 2019 that Takeda was exercising its right to terminate this agreement with 30 days’ written notice and the agreement terminated in February 2019. We concluded that this termination should also be accounted for as a first quarter event.

For the years ended December 31, 2018, 2017 and 2016, we recognized revenue of $5.9 million, $13.8  million and $21.4 million, respectively, related to the Takeda agreements.

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

For the years ended December 31, 2018, 2017 and 2016, we recognized revenue of $2.4 million, $3.6 million and $3.6 million, respectively, related to the Merck KGaA agreement.

We have provided limited services to Asana BioSciences. For the years ended December 31, 2018, 2017 and 2016, we recorded revenue of $0.8 million, $0.1 million and $0.1 million, respectively, related to those services. In addition, we recognized revenue of $1.5 million related to a milestone achieved during the third quarter of 2018.

For the foreseeable future, we expect substantially all of our revenue to be generated from our collaboration agreement with Merck KGaA, Asana BioSciences and any other collaboration agreements we may enter into. Given the schedule of potential milestone payments and the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments or any royalty payments under these collaborations. Remaining revenue to be generated from our collaboration agreements with Takeda will be recognized in the first quarter of 2019.

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

A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis following nomination as a product candidate. Our internal research and development costs are primarily personnel-related costs, facility costs, including depreciation and lab consumables. We have not historically tracked all of our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program following nomination as a development candidate for the years ended December 31, 2018, 2017 and 2016. Pre-development candidate expenses, unallocated costs and internal research and development costs have been stated separately.

	Year ended
	December 31,
(in thousands)	2018	2017	2016
XMT-1536 external costs	$15,922	$8,647	$3,971
XMT-1522 external costs	15,562	14,661	12,107
External costs for discovery stage programs and platform development	4,517	3,093	1,439
Internal research and development costs	23,914	20,299	14,491
Total research and development costs	$59,915	$46,700	$32,008

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, legal, information technology and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued growth in research and development activities. This will likely include increased costs related to the hiring of additional personnel, fees to outside consultants and patent costs, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs.

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

Revenue Recognition

Effective January 1, 2018, we adopted the provisions of Topic 606, using the modified retrospective transition method.  Under this method, we recorded the cumulative effect of initially applying the new standard to all contracts in process as of the date of adoption.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

We enter into collaboration agreements which are within the scope of Topic 606, under which we license rights to our technology and certain of our product candidates and perform research and development services for third parties.  The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.   We only apply the five-

step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The promised good or services in our arrangement typically consist of license rights to our intellectual property and research and development services.  We also have optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts with the customer if such option is elected by the customer, unless the option provides a material right which would not be provided without entering into the contract.  Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer.  Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources or (ii) the promised good or service is separately identifiable from other promises in the contract.  In assessing whether promised good or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract.  The consideration may include both fixed consideration or variable consideration.  At the inception of each arrangement that includes variable consideration and at each reporting period, we evaluate the amount of potential payment and the likelihood that the payments will be received.  We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method better predicts the amount expected to be received.  If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price.

Our contracts often include development and regulatory milestone payments. At contract inception and at each reporting period, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is not probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not included in the transaction price.  At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

We allocate the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations.  We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  We utilize key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation.  Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts we would expect to receive for each performance obligation.

For performance obligations consisting of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

Collaborative Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. We consider the guidance in ASC Topic 606 in determining the appropriate treatment for the transactions between us and our collaborative partners and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. To the extent revenue is generated from a collaboration, we will recognize our share of the net sales on a gross basis if we are deemed to be the principal in the transactions with customers, or on a net basis if we are instead deemed to be the agent in the transactions with customers, consistent with the guidance in Topic 606.

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

The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (1) the expected stock price volatility, (2) the calculation of expected term of the award, (3) the risk‑free interest rate, and (4) the expected dividend yield. Due to the lack of a public market for the trading of our common stock prior to the IPO and a lack of company‑specific historical and implied volatility data, we have based our estimates of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We calculate historical volatility based on a period of time commensurate with the expected term. We compute expected volatility based on the historical volatility of a representative group of companies with similar characteristics to us, including their stages of product development and focus on the life science industry. We use the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share‑Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non‑employees, we utilize the contractual term of the arrangement as the basis for the expected term. We determine the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and do not have current plans to do so.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and directors were as follows:

	Year ended
	December 31,
	2018	2017	2016
Risk-free interest rate	2.7%	2.2%	1.5%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.07	6.21	6.25
Expected stock price volatility	73%	67%	69%

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

Through December 31, 2016, we were required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differed from our estimates. We used historical data to estimate post-vesting forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest. To the extent that actual forfeitures differed from estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that were ultimately expected to vest. The fair value of stock-based payments was recognized as expense, net of estimated forfeitures, over the requisite service period which was generally the vesting period.

In the first quarter of 2017, we made an accounting policy election to recognize forfeitures as they occur upon adoption of guidance per ASU No. 2016‑09. The adoption of this ASU did not have a material impact on our financial statements.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items:

	Year ended
	December 31,
(in thousands)	2018	2017	Dollar Change
Collaboration revenue	$10,594	$17,545	$(6,951)
Operating expenses:
Research and development	59,915	46,700	13,215
General and administrative	16,334	10,462	5,872
Total operating expenses	76,249	57,162	19,087
Other income:
Interest income	1,398	910	488
Total other income	1,398	910	488
Net loss	$(64,257)	$(38,707)	$(25,550)

Collaboration Revenue

The decrease in collaboration revenue from $17.5 million during the year ended December 31, 2017 to $10.6 million for the year ended December 31, 2018 was primarily the result of a decrease in efforts to support partner programs and a third quarter 2018 increase in total projected efforts associated with longer anticipated timelines, as a result of partial clinical hold, used to recognize XMT-1522 revenue. In addition, the year ended December 31, 2017 included a $4.0 million increase in revenue relating to changes in estimates of the costs to complete services under the Takeda agreements.

Research and Development Expense

Research and development expense increased by $13.2 million from $46.7 million for the year ended December 31, 2017 to $59.9 million for the year ended December 31, 2018, an increase of 28%.

The increase in research and development expense was primarily attributable to the following:

•

approximately $2.3 million in increased employee compensation and $0.7 million in increased lab consumables both primarily due to an increase in headcount as our programs progressed in clinical and preclinical studies;

•

approximately $9.3 million in increased external research and development expenses for manufacturing activities for XMT-1536 and XMT-1522, as well as research efforts to further platform development and evaluate potential product candidates;

•	approximately $2.9 million in increased external clinical and regulatory expenses due primarily to the commencement of our first in-human trials for XMT-1536; and
•	approximately $1.5 million in increased lab consumables and facilities costs;
•	partially offset by a reduction of approximately $2.8 million related to milestone payments in 2017 in connection with the XMT-1522 and XMT-1536 clinical trials, which were non-recurring events.

We expect our research and development expenses to increase as we continue our clinical development XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense increased by $5.9 million from $10.5 million during the year ended December 31, 2017 to $16.3 million for the year ended December 31, 2018, an increase of 56%.

The increase in general and administrative expense was primarily attributable to the following:

•	approximately $3.0 million in increased personnel costs primarily due to additional headcount as we built the infrastructure to support the growth of the research and development organization;
•	approximately $1.7 million in increased professional fees, including external legal fees, corporate communications and public relations costs to support operations as a growing public company; and
•	approximately $1.0 million in increased other costs, including insurance, software and franchise taxes.

We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income

Other income increased by $0.5 million from $0.9 million for the year ended December 31, 2017 to $1.4 million for the year ended December 31, 2018. The change in other income was primarily due to increased interest income in the year ended December 31, 2018.

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

Collaboration Revenue

The decrease in collaboration revenue from $25.2 million during the year ended December 31, 2016 to $17.5 million for 2017 was primarily the result of a decrease in revenue due to the timing of activities performed under the XMT-1522 agreement, partially offset by a $4.0 million increase in revenue during the quarter ended September 30, 2017, due to the impact of changes in estimates of the total costs to complete the research services under the Takeda agreements.

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

•

approximately $2.8 million in increased external clinical and regulatory expenses due to the commencement of our first in-human trials for our initial candidate XMT‑1522 and our lead candidate XMT-1536; and

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

Other Income (Expense), Net

Other income increased by $0.8 million from $0.1 million for the year ended December 31, 2016 to $0.9 million for the year ended December 31, 2017. The change in other income was primarily due to increased interest income in the year ended December 31, 2017 due to higher investment balances.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our convertible preferred stock, strategic partnerships and the 2017 initial public offering of our common stock. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $70.1 million. On March 5, 2019, we announced the closing of a public offering resulting in gross proceeds of approximately $97.8 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year ended
	December 31,
(in thousands)	2018	2017	2016
Net cash provided by (used in) operating activities	$(55,216)	$(42,679)	$31,588
Net cash provided by (used in) investing activities	87,195	(99,624)	(1,084)
Net cash provided by financing activities	1,064	68,597	58,259
Increase (decrease) in cash, cash equivalents and restricted cash	$33,043	$(73,706)	$88,763

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $55.2 million as compared to $42.7 million during the year ended December 31, 2017. We incurred losses during both periods. Net cash provided by operating activities was $31.6 million during the year ended December 31, 2016. In 2016, we incurred losses, but they were offset by an increase in deferred revenue relating to upfront payments received from the 2016 Takeda agreements.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $87.2 million during the year ended December 31, 2018 compared to net cash used in operating activities of $99.6  million during the year ended December 31, 2017. Net cash provided by investing activities for the year ended December 31, 2018 consisted primarily of maturities of marketable securities.  Net cash used in investing activities for the year ended December 31, 2017 consisted primarily of purchases of marketable securities offset by maturities of marketable securities.  Net cash used in investing activities for the year ended December 31, 2016 consisted primarily of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.1 million during the year ended December 31, 2018 compared to net cash provided by financing activities of $68.6 million during the year ended December 31, 2017. During the year ended December 31, 2018 cash provided by financing activities consisted primarily of the proceeds from exercise of stock options and purchases under ESPP. During the year ended December 31, 2017 cash provided by financing activities consisted primarily of the proceeds from our initial public offering.  During the year ended December 31, 2016 cash provided by financing activities resulted from the proceeds received from sales of Series B‑1 and C‑1 Convertible Preferred Stock.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating plan through at least mid 2021. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. We do not have any committed external source of funds outside of those to be earned in connection with our agreement with Merck KGaA, if development activities are successful under this agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2018:

		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 Year	Years	Years	5 years
Lease commitments(1)	$5,730	2,333	3,228	169	—

(1)

Represents future minimum lease payments under our non‑cancelable operating leases, which expire through February 2024. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

We enter into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for pre‑clinical research studies, and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the vendor. Milestone payments associated with our license agreements have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. We do not expect  any milestone payments for the year ended December 31, 2019 in connection with our development efforts.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mersana Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mersana Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mersana Therapeutics, Inc.  (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Boston, Massachusetts

March 8, 2019

Mersana Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$59,634	$26,591
Short-term marketable securities	10,497	88,143
Accounts receivable	459	784
Prepaid expenses and other current assets	3,715	2,025
Total current assets	74,305	117,543
Property and equipment, net	2,694	2,319
Long-term marketable securities	—	10,482
Other assets	1,503	371
Total assets	$78,502	$130,715
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,727	$3,070
Accrued expenses	12,375	6,944
Deferred rent	127	232
Deferred revenue	46,196	21,635
Total current liabilities	69,425	31,881
Deferred rent, net of current portion	282	67
Deferred revenue, net of current portion	—	28,773
Total liabilities	69,707	60,721
Commitments (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 23,234,472 and 22,765,017 shares issued and outstanding at December 31, 2018 and 2017, respectively	3	3
Additional paid-in capital	172,966	168,018
Accumulated other comprehensive loss	(8)	(149)
Accumulated deficit	(164,166)	(97,878)
Total stockholders’ equity	8,795	69,994
Total liabilities and stockholders’ equity	$78,502	$130,715

The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended
	December 31,
	2018	2017	2016

Collaboration revenue	$10,594	$17,545	$25,171
Operating expenses:
Research and development	59,915	46,700	32,008
General and administrative	16,334	10,462	6,984
Total operating expenses	76,249	57,162	38,992
Other income:
Interest income	1,398	910	121
Total other income	1,398	910	121
Net loss	$(64,257)	$(38,707)	$(13,700)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	141	(149)	—
Comprehensive loss	$(64,116)	$(38,856)	$(13,700)
Net loss attributable to common stockholders — basic and diluted	$(64,257)	$(38,707)	$(13,700)
Net loss per share attributable to common stockholders — basic and diluted	$(2.79)	$(3.22)	$(10.82)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic and diluted	23,032,250	12,022,733	1,266,758

The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Series A-1		Series B-1		Series C-1
	Convertible		Convertible		Convertible				Additional	Accumulated		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2015	25,085,153	$26,336	9,410,551	$9,960	—	$—	1,223,457	$1	$2,778	$—	$(45,471)	$(42,692)
Issuance of Series B-1 convertible preferred stock, net of issuance costs of $50	—	—	23,526,368	25,272	—	—	—	—	—	—	—	—
Issuance of Series C-1 convertible preferred stock, net of issuance costs of $218	—	—	—	—	14,674,062	32,882	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	70,895	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	—	—	—	—	668	—	—	668
Net loss	—	—	—	—	—	—	—	—	—	—	(13,700)	(13,700)
Balance at December 31, 2016	25,085,153	26,336	32,936,919	35,232	14,674,062	32,882	1,294,352	1	3,551	—	(59,171)	(55,619)
Issuance of common stock under initial public offering, net of issuance costs of $7,580	—	—	—	—	—	—	5,000,000	—	67,420	—	—	67,420
Issuance of common stock under partial exercise of overallotment option, net of issuance costs of $55	—	—	—	—	—	—	51,977	—	725	—	—	725
Conversion of preferred stock into common stock	(25,085,153)	(26,336)	(32,936,919)	(35,232)	(14,674,062)	(32,882)	16,154,671	2	94,448	—	—	94,450
Exercise of stock options and warrants	—	—	—	—	—	—	264,017	—	452	—	—	452
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,422	—	—	1,422
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,707)	(38,707)
Balance at December 31, 2017	—	—	—	—	—	—	22,765,017	3	168,018	(149)	(97,878)	69,994
Cumulative effect adjustment for adoption of ASC 606							—	—	—	—	(2,031)	(2,031)
Exercise of stock options	—	—	—	—	—	—	427,269	—	918	—	—	918
Purchase of common stock under ESPP							42,186	—	146	—	—	146
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,884	—	—	3,884
Other comprehensive loss	—	—	—	—	—	—	—	—	—	141	—	141
Net loss	—	—	—	—	—	—	—	—	—	—	(64,257)	(64,257)
Balance at December 31, 2018	—	$—	—	$—	—	$—	23,234,472	$3	$172,966	$(8)	$(164,166)	$8,795

The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended
	December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(64,257)	$(38,707)	$(13,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,257	928	655
Loss on disposal of fixed assets	20	—	—
Net amortization of premiums and discounts on investments	(296)	(293)	—
Stock-based compensation	3,884	1,422	668
Change in deferred rent	110	(159)	102
Changes in operating assets and liabilities:
Accounts receivable	325	267	(411)
Prepaid expenses and other current assets	(1,690)	(1,200)	(245)
Other assets	(1,132)	60	(60)
Accounts payable	7,375	1,335	(325)
Accrued expenses	5,431	3,562	1,726
Deferred revenue	(6,243)	(9,894)	43,178
Net cash provided by (used in) operating activities	(55,216)	(42,679)	31,588

Cash flows from investing activities
Maturities of marketable securities	88,565	47,220	—
Purchase of property and equipment	(1,370)	(1,143)	(1,084)
Purchase of marketable securities	—	(145,701)	—
Net cash provided by (used in) investing activities	87,195	(99,624)	(1,084)

Cash flows from financing activities
Net proceeds from sale of Series B-1 convertible preferred stock	—	—	25,272
Net proceeds from sale of Series C-1 convertible preferred stock	—	—	32,882
Net proceeds from initial public offering	—	67,420	—
Net proceeds from issuance of common stock upon partial exercise of overallotment	—	725	—
Proceeds from exercise of stock options	918	452	105
Proceeds from purchases of common stock under ESPP	146	—	—
Net cash provided by financing activities	1,064	68,597	58,259

Increase (decrease) in cash, cash equivalents and restricted cash	33,043	(73,706)	88,763
Cash, cash equivalents and restricted cash, beginning of period	26,962	100,668	11,905
Cash, cash equivalents and restricted cash, end of period	$60,005	$26,962	$100,668

Supplemental disclosures of non-cash activities:
Conversion of preferred stock to common stock upon closing of initial public offering	$—	$94,450	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$317	$35	$414
Purchases of property and equipment reimbursed by landlord	$—	$—	$356
Adjustment to accumulated deficit and deferred revenue upon adoption of Topic 606	$2,031	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

1. Nature of Business and Basis of Presentation

Mersana Therapeutics, Inc. is a clinical stage biopharmaceutical company located in Cambridge, Massachusetts. The Company is focused on developing antibody drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company leveraged 20 years of industry learning in the ADC field to develop proprietary technologies that enable it to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s most advanced platform, Dolaflexin, has been used to generate a pipeline of proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC‑based therapies. The Company’s lead product candidate, XMT‑1536, is an ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non small cell lung cancer (NSCLC). The first patient was dosed on XMT‑1536 in early 2018 and the study is currently in Phase 1 dose escalation in ovarian cancer, NSCLC and other orphan indications where a majority of patients express NaPi2b including endometrial, papillary renal, papillary thyroid, and salivary duct.

In January 2019, the Company announced that the development of XMT-1522 was being discontinued and the partnerships with Takeda were being terminated during the quarter ended March 31, 2019.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval and reimbursement for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products.

The Company has incurred net losses since inception. The Company’s net loss was $64,257, $38,707 and $13,700 for the years ended December 31, 2018, 2017 and 2016, respectively. The Company expects to continue to incur operating losses for at least the next several years.  As of December 31, 2018, the Company had an accumulated deficit of $164,166. The future success of the Company is dependent on its ability to identify and develop its product candidates, and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company believes that its existing cash, cash equivalents and marketable securities as of December 31, 2018, and the $97,800 in gross proceeds from the offering discussed in Note 15,  will enable it to fund its operating plan through at least mid 2021.

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

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method as discussed below in Note 2. Summary of Significant Accounting Policies. All 2018 amounts and disclosures set forth in this Annual Report on Form 10-K reflect these changes.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include those of the Company and its wholly-owned subsidiary, Mersana Securities Corp. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company's management evaluates its estimates which include, but are not limited to, management's judgments with respect to the separate units of accounting and best estimate of selling price of those units of accounting within its revenue arrangements, accrued expenses, valuation of stock-based awards and income taxes. Actual results could differ from those estimates.

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

The Company may also incur costs associated with its collaboration agreements to supply ADC drug substance for which it has an enforceable right to recover such costs at the time the costs are incurred and it is probable the Company will receive some future benefit. Costs may include third party manufacturing and internal labor. The capitalized amounts are expensed when the related goods are delivered.

Revenue Recognition

Effective January 1, 2018, the Company adopted the provisions of Topic 606, using the modified retrospective transition method.  Under this method, the Company recorded the cumulative effect of initially applying the new standard to all contracts in process as of the date of adoption.  This standard applies to all contracts with customers, except for contracts

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

The adoption of the new revenue recognition guidance resulted in increases of $2,031 in deferred revenue and accumulated deficit as of January 1, 2018. For the year ended December 31, 2018, revenue decreased by $378, net loss increased by $378 and basic and diluted net loss per share increased by $0.02, based on revenue recognition under Topic 606, as compared to the Company’s prior revenue recognition methodology under ASC 605 Revenue Recognition. These changes were primarily caused by the differences in determining and allocating transaction price under Topic 606.

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

The promised good or services in the Company’s arrangement typically consist of license rights to the Company’s intellectual property and research and development services.  The Company also has optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts with the customer if such option is elected by the customer, unless the option provides a material right which would not be provided without entering into the contract.  Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer.  Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources or (ii) the promised good or service is separately identifiable from other promises in the contract.  In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract.  The consideration may include both fixed consideration and variable consideration.  At the inception of each arrangement that includes variable consideration and at each reporting period, the Company evaluates the amount of potential payment and the likelihood that the payments will be received.  The Company utilizes either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method better predicts the amount expected to be received.  If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price. We assessed each of our revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of our arrangements because: (a) the promised consideration approximates the cash selling price of the promised goods and services; and (b) timing of payment approximates the transfer of goods and services and performance is over a relatively short period of time within the context of the entire term of the contract.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

The Company’s contracts often include development and regulatory milestone payments. At contract inception and at each reporting period, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not included in the transaction price.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

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

	Year ended		Year ended
	December 31, 2018		December 31, 2017
	Beginning	End	Beginning	End
	of period	of period	of period	of period
Cash and cash equivalents	$26,591	$59,634	$100,297	$26,591
Restricted cash included in other assets	371	371	371	371
Total cash, cash equivalents and restricted cash per statement of cash flows	$26,962	$60,005	$100,668	$26,962

Marketable Securities

Short-term marketable securities consist of investments in debt securities with maturities greater than three months and less than one year from the balance sheet date. Long-term marketable securities consist of investments with maturities greater than one year that are not expected to be used to fund current operations. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Amortization and accretion of discounts and premiums are recorded as interest income within other income. Unrealized gains and losses on available-for-sale securities are included in other comprehensive loss as a component of stockholders’ equity (deficit) until realized.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

Other Assets

The Company recorded other assets of $1,503 and $371 assets as of December 31, 2018 and 2017, respectively. The December 31, 2018 amount is comprised of restricted cash of $371 held as security deposits for a standby letter of credit related to a facility lease and a corporate credit card program and $1,132 held by a service provider. The December 31, 2017 amount is comprised of restricted cash.

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year ended
	December 31,
	2018	2017	2016
Series A-1 Convertible Preferred Stock	—	—	5,574,467
Series B-1 Convertible Preferred Stock	—	—	7,319,307
Series C-1 Convertible Preferred Stock	—	—	3,260,897
Warrants	110,365	110,365	129,491
Stock options	3,746,567	3,205,485	2,901,985
	3,856,932	3,315,850	19,186,147

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of each asset as follows:

Computer equipment, office equipment and software	3 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or life of lease

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the balance sheet and related gains or losses are reflected in the statement of operations. There were no material retirements or sales of assets during the years ended December 31, 2018, 2017 and 2016.

The Company reviews its property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If an impairment review is performed to evaluate an asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not recognize impairment charges during the years ended December 31, 2018, 2017 and 2016.

Repairs and maintenance costs are expensed as incurred.

Patent Costs

The Company expenses patent application and related legal costs as incurred and classifies such costs as general and administrative expenses in the accompanying consolidated statements of operations.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive loss. For the years ended December 31, 2018 and 2017, other comprehensive loss consisted of unrealized income and loss on marketable securities. For the year ended December 31, 2016 comprehensive loss equaled net loss.

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

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments (ASU No. 2016-01) related to the recording of financial assets and financial liabilities. Under the amended guidance, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income (loss). However, an entity has the option to measure equity investments without readily determinable fair values either (i) at fair value or (ii) at cost, adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income (loss). The amended guidance became effective January 1, 2018. The Company adopted the new standard effective January 1, 2018. Based on the Company’s current investment holdings, the adoption of this new standard did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU No. 2016-02), which will replace the existing guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This standard is effective for the Company in the fiscal year beginning after December 15, 2018, but early adoption is permissible. The Company plans to adopt the standard effective January 1, 2019. The Company plans to use the modified retrospective method of adoption and to elect the available practical expedients. The standard is expected to have a material impact on the Consolidated Balance Sheets, but not have an impact on the Consolidated Statements of Operations. The most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination and several other clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The Company adopted the new standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (ASU No. 2016-18). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance is intended to provide clarity and reduce diversity in practice as to when changes to the terms or conditions of share-based payments are accounted for as modifications. Under this new guidance, entities will apply modification accounting if the fair value, vesting conditions or classification of the award changes. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2017-09 is to be adopted prospectively to an award modified on or after the adoption date. The Company adopted the new standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This guidance simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-07 is to be adopted by using a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

3. Collaboration Agreements

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

Prior to 2018, the Company had received $3,000 related to development milestones under the agreement.   There have been no additional milestone payments in the year ended December 31, 2018. The next potential milestone payment the Company will be eligible to receive will be a development milestone of $500 on Merck KGaA's designation of a preclinical development candidate for any target. Revenue will be recognized upon achievement of the milestone.

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

In May 2018, the Company entered into a Supply Agreement with Merck KGaA (the Merck KGaA Supply Agreement). Under the terms of the agreement, the Company will provide Merck KGaA preclinical non-GMP ADC Drug Substance and clinical GMP Drug Substance for use in clinical trials associated with one of the antibodies designated under the Merck KGaA Agreement. The Company receives fees for its efforts under the Merck KGaA Supply Agreement and reimbursement equal to the supply cost. The Company may also enter into future supply agreements to provide clinical supply material should Merck KGaA pursue clinical development of any other candidates nominated under the agreement.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

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

As of the date of initial application of Topic 606, the total transaction price for the Merck KGaA Agreement was $22,875, which included approximately $7,875 fees for research and development activities which have been or were expected to be received and $3,000 of milestone payments previously earned.  The Company utilizes the expected value approach to estimate the amount of consideration related to the payment of fees associated with development and research services.  The Company utilizes the most likely amount approach to estimate any development and regulatory milestone payments to be received.  As of the date of initial application of Topic 606, there were no milestones payments that had not already been received, included in the estimated transaction price.  The Company considered the stage of development and the remaining risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Merck KGaA.  The milestone payment amounts were fully constrained, as a result of the uncertainty whether any of the associated milestones would be achieved.  The Company has determined that any commercial milestones and sales based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.  In the third quarter of 2018, the Company revised its estimate for fees associated with research and development activities under the Merck KGaA Agreement to $7,070, a decrease of $805. The revised total transaction price for the Merck KGaA Agreement is $22,070.

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

The transaction price as of the date of initial application of Topic 606 of $22,875 was allocated to the performance obligations as follows: approximately $4,226 for each of the license and corresponding research and development services

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

units of account for the first and second designated targets; $3,439 for each of the license and corresponding research and development services units of account for the third, fourth, fifth and sixth designated target; $425 for rights to future technological improvements; and $242 for joint research committee services.

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

During the years ended December 31, 2018, 2017 and 2016, the Company recorded revenue of $2,444, $3,636 and $3,644, respectively, related to its efforts under the collaboration agreement. Included in accounts receivable as of December 31, 2018 and 2017 was $450 and $330, respectively, related to the Merck KGaA Agreement.

As of December 31, 2018 and 2017, the Company had recorded $5,462 and $6,634, respectively, in deferred revenue related to the Merck KGaA Agreement that will be recognized over the remaining performance period.

Takeda XMT-1522 strategic partnership

In January 2016, the Company entered into a Development Collaboration and Commercial License Agreement with Takeda’s wholly owned subsidiary, Millennium Pharmaceuticals, Inc. for the development and commercialization of XMT-1522 (the XMT-1522 Agreement). Under the XMT-1522 Agreement, Takeda was granted the exclusive right to commercialize XMT-1522 outside of the United States and Canada. Under the XMT-1522 Agreement, the Company was responsible for conducting certain Phase 1 development activities for XMT-1522, including the ongoing Phase 1 clinical study, at its own expense. Takeda had the option to conduct Phase 1 development activities at its own expense within its territory. The parties agreed to collaborate on the further development of XMT-1522 in accordance with a global development plan (Post-Phase 1 Development). The parties agreed to share equally all clinical stage manufacturing costs and any Post-Phase 1 Development costs incurred in the performance of activities for the purpose of obtaining regulatory approval in either the United States or Canada and in certain other major markets in the rest of the world. Each party was responsible for all Post-Phase 1 Development costs incurred in the performance of activities solely for the purpose of obtaining regulatory approval in such party's territory. Each party may conduct independent development of XMT-1522, subject to certain restrictions.

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

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

Takeda strategic research and development partnership

In March 2014, the Company entered into a Research Collaboration and Commercial License Agreement with Takeda’s wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (the 2014 Agreement). The 2014 Agreement was amended in January 2015 and amended and restated in January 2016 (the 2016 Restated Agreement). The agreements initially provided Takeda with the right to develop ADCs directed to a total of seven exclusive targets, designated by Takeda, over a specified period of time. Takeda was responsible for the product development and marketing of any products resulting from this collaboration.  To date, the Company has received $24,800 in non-refundable upfront fees, technology access fees or option exercise fees.

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

As of December 31, 2018, Takeda had designated four targets and received development and commercialization licenses for the first, third and fourth designated targets and a research license for the second designated target.  Takeda has limited replacement rights for two designated targets, subject to certain contractual restrictions.  Takeda is required to pay $500 to utilize the second limited replacement right.

As of December 31, 2018, if products are successfully developed and commercialized, the Company would be entitled to receive aggregate milestones of up to $474,750 for all eligible designated targets consisting of $50,250 in development milestones, $153,000 in regulatory milestones, and $271,500 in commercial milestones. The total milestones payable on each of the remaining eligible three targets are $158,250. There are four individual development milestones per target, which are payable upon the filing of an IND application and the initiation of Phase 1 through Phase 3 clinical trials. There are eight individual regulatory milestones per target. These are payable upon regulatory submissions, regulatory approvals and pricing approvals, as applicable, for the U.S., European Union and Japanese markets and regulatory approvals for both a second and third indication. There are six individual commercial milestones, which are payable upon the first commercial sale in each of the U.S., European Union and Japanese markets and upon the attainment of three separate defined thresholds for annual net sales. The next potential milestone payment the Company will be eligible to receive is a development milestone of $750 related to the filing of an IND. The Company is also entitled to receive royalties on product sales, if

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

any, during the applicable royalty term. Royalties payable on the remaining designated targets are in the mid to high single digits.

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

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

The Company has concluded that the Post-Phase 1 Development activities under the XMT-1522 Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the commercial success of the activities. Accordingly, the Company is accounting for the Post-Phase 1 Development activities in accordance with ASC 808 and they are not considered revenue elements under Topic 606. For the years ended December 31, 2018, 2017 and 2016, the Company was billed approximately $8,046, $3,408 and $340, respectively, from Takeda representing the Company's share of Post-Phase 1 Development costs incurred by Takeda. These amounts have been reflected as research and development costs in the consolidated statement of operations. The Company did not perform any Post-Phase 1 Development activities or incur any associated costs prior to January 1,

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

2018. During the years ended December 31, 2018, 2017 and 2016, the Company billed Takeda $3,746, $0 and $0, respectively, related to ASC 808 costs.

As of the date of initial application of Topic 606, the total transaction price for the 2016 Restated Agreement and the XMT-1522 Agreement was $86,123, which included approximately $14,023 of fees associated with research and development activities which had been or were expected to be provided.  The Company utilizes the expected value approach to estimate the amount of consideration related to the fees associated with development and research services.  The Company utilizes the most likely amount approach to estimate any development and regulatory milestone payments to be received.  As of the date of initial application of Topic 606, there were no milestone payments, which had not been received, included in the estimated transaction price.  The Company considered the stage of development and the remaining risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Takeda.  The milestone payment amounts were fully constrained, as a result of the uncertainty whether any of the associated milestones would be achieved.  The Company has determined that any commercial milestones and sales based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. In the third quarter of 2018, the Company revised its estimate for fees associated with research and development activities under the XMT-1522 Agreement to $9,615. The revised total transaction price for the 2016 Restated Agreement and the XMT-1522 Agreement is $86,289.

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

For the years ended December 31, 2018, 2017 and 2016, the Company recorded total revenue of $5,868, $13,784 and $21,401, respectively, related to its efforts under the 2016 Restated Agreement and the XMT-1522 Agreement. Included in accounts receivable as of December 31, 2018 and 2017 was $9 and $454, respectively, related to the Takeda agreements. Included in accounts payable as of December 31, 2018 was $2,749 related to the Takeda agreements. During the quarter ended September 30, 2018, the Company revised its estimate of the total costs to complete research services under the 2016 Restated Agreement and the XMT-1522 Agreement, which changed the total consideration to be received under the agreements and the amount of revenue recognized during the year ended December 31, 2018. The Company recognized approximately $1,535 less for the year ended December 31, 2018 as a result of the Company’s change in estimate. The change in estimate increased the net loss by $1,535, or $0.07 per common share, for the year ended December 31, 2018.

As of December 31, 2018 and 2017, the Company had $39,960 and $43,579, respectively, of deferred revenue related to the Takeda agreements that will be recognized over the remaining performance periods for the applicable obligations.

On January 2, 2019, the Company received notices from Takeda stating that Takeda was exercising its right to: (a) terminate the 2016 Restated Agreement upon 45 days’ prior written notice and (b) terminate the XMT-1522 Agreement upon 30 days’ prior written notice. The Company and Takeda are working to wind down activities under the 2016 Restated Agreement and the XMT-1522 Agreement over the course of the applicable notice periods. The respective notice periods expired in February 2019 and the agreements were terminated. Under Topic 606, the Company has concluded that the performance obligations were not modified during the year ended December 31, 2018, and that the Company will account for the termination notice as an event in the first quarter of the fiscal year ended December 31, 2019.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the year ended December 31, 2018:

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Year ended December 31, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$52,439	$2,851	$9,094	$46,196

The impact of the adoption of the new revenue recognition guidance is reflected within the balance as of the beginning of period.

During the year ended December 31, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

Year ended
December 31, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$8,704
Performance obligations satisfied in previous periods	$—

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

Other Revenue

The Company has provided limited services for a collaboration partner, Asana BioSciences. For the years ended December 31, 2018, 2017 and 2016, the Company recorded revenue of $782, $125 and $125, respectively, related to these services. In addition, during the year ended December 31, 2018, the Company recognized revenue of $1,500 related to a milestone achieved upon the completion of a GLP toxicology study by Asana BioSciences. The next potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical study by Asana BioSciences.

4. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities regularly measured and carried at a fair value and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value as of December 31, 2018 and 2017:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Marketable securities:
U.S. Treasuries	$10,497	$10,497	$—	$—
	$10,497	$10,497	$—	$—

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Marketable securities:
U.S. Treasuries	$62,640	$62,640	$—	$—
Commercial paper	24,931	—	24,931	—
Corporate bonds	11,054	—	11,054	—
	$98,625	$62,640	$35,985	$—

There were no changes in valuation techniques or transfers between fair value measurement levels during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, cash and cash equivalents were comprised of cash and money market funds.

5. Marketable Securities

The following table summarizes marketable securities held at December 31, 2018 and 2017.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018
U.S. Treasuries	$10,505	$—	$(8)	$10,497
	$10,505	$—	$(8)	$10,497

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
U.S. Treasuries	$62,777	$—	$(137)	$62,640
Commercial paper	24,931	—	—	24,931
Corporate bonds	11,066	—	(12)	11,054
	$98,774	$—	$(149)	$98,625

As of December 31, 2018, the Company held three securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position at December 31, 2018 was $10,497. These securities were held by the Company in an unrealized loss position for more than 12 months. As of December 31, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis. Furthermore, the Company has determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of December 31, 2018.

There were no realized gains or losses on available-for-sale securities during the years ended December 31, 2018, 2017 and 2016.

6. Property and Equipment

Property and equipment consists of the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Laboratory equipment	$6,134	$5,237
Computer equipment, office equipment and software	1,035	718
Leasehold improvements	1,886	1,504
Total property and equipment at cost	9,055	7,459
Less: Accumulated depreciation	(6,361)	(5,140)
	$2,694	$2,319

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $1,257, $928 and $655, respectively.

7. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Accrued payroll and related expenses	$3,042	$3,041
Accrued preclinical, manufacturing and clinical expenses	8,314	3,183
Accrued professional fees	567	492
Accrued other	452	228
	$12,375	$6,944

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

8. Preferred Stock

As of December 31, 2018, the Company has 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

9. Stockholders’ Equity (Deficit)

Common Stock

The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors (the Board).

As of December 31, 2018 and 2017 there were 3,856,932 and 3,315,850, respectively, shares of common stock reserved for the exercise of outstanding stock options and warrants.

	December 31,	December 31,
	2018	2017
Warrants	110,365	110,365
Stock options	3,746,567	3,205,485
	3,856,932	3,315,850

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

10. Stock Options

Stock Option Plan

As of June 30, 2017, there were 3,141,625 options outstanding under the Company’s 2007 Stock Incentive Plan.  The 2007 Plan expired in June 2017. Any cancellations under the 2007 Stock Incentive Plan will increase the options available under the 2017 Stock Incentive Plan as described below.

In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan or the Plan).  Under the 2017 Plan initially, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards. The number of shares of common stock issuable under the Plan will be cumulatively increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the Plan. As of December 31, 2018 there were 2,085,048 shares available for future issuance under the Plan. In January 2019, the number of shares of common stock that might be issued under the Plan was increased by 929,378 shares.

With respect to incentive stock options, the exercise price per share will equal the fair market value of the common stock on the date of grant, as determined by the Board, and the vesting period is generally four years. Nonqualified stock options will be granted at an exercise price established by the Board at its sole discretion (which has not been less than fair market

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

value on the date of grant) and the vesting periods may vary. Options granted under the Plan expire no later than 10 years from the date of grant. The Board may accelerate vesting or extend the expiration of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.

A summary of the activity under the Plan is as follows:

		Weighted-	Remaining
	Number	Average	Contractual Life	Aggregate
	of Shares	Exercise Price	(in years)	Intrinsic Value

Options outstanding at January 1, 2018	3,205,485	$3.44	7.8	$41,709
Granted	1,273,115	13.33
Exercised	(427,269)	2.15
Cancelled	(304,764)	7.99
Options outstanding at December 31, 2018	3,746,567	$6.58	7.6	$3,897

Options exercisable at December 31, 2018	1,998,527	$3.57	6.6	$3,460

The weighted-average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016, was $8.78, $5.53 and $2.34 per share, respectively.

Cash received from the exercise of stock options was $918, $452 and $105 for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-Based Compensation

The Company uses the provisions of ASC 718, Stock Compensation, to account for all stock-based awards to employees and nonemployees.

The measurement date for employee awards is generally the date of grant. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period, using the straight-line method.

For the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $3,828, $1,366 and $664, respectively, related to employee grants. The Company has an aggregate of $10,289 of unrecognized stock compensation cost as of December 31, 2018 remaining to be amortized over the weighted-average period of 2.6 years. The fair value of each option award is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2018	2017	2016

Risk-free interest rate	2.7%	2.2%	1.5%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.07	6.21	6.25
Expected stock price volatility	73%	67%	69%

Expected volatility for the Company’s common stock was determined based on the historical volatility of comparable publicly traded companies. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

expected term of the option. No dividend yield was assumed as the Company has not historically and does not expect to pay dividends on its common stock. The expected term of the options granted is based on the use of the simplified method, in which the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

Prior to the Company’s initial public offering in June 2017, the fair value of the common stock had been determined by the Board at each date of grant based on the variety of factors, including the Company’s financial position and historical financial performance, the status of developments within the Company’s research and development activities, the composition and ability of the current research and management team, an evaluation of the Company’s competition, the current climate in the marketplace, the illiquid nature of the common stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of the liquidity event, among others.

The Company granted stock option awards to non-employees. Total expense recorded during the years ended December 31, 2018, 2017 and 2016 related to these awards was $56, $56 and $4, respectively.

Employee Stock Purchase Plan

During the year ended December 31, 2017, the Board adopted and the Company's stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP. During the year ended December 31, 2018 the Company issued 42,186 shares under the 2017 ESPP, with 182,814 available for issuance as of December 31, 2018. In January 2019, the number of shares of common stock for issuance under the 2017 ESPP was increased by 232,344 shares.

11. Income Taxes

For the years ended December 31, 2018, 2017 and 2016, the Company recorded no income tax benefit for the net operating losses incurred in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Income tax computed at federal statutory tax rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	6.5%	5.1%	5.1%
Permanent differences	0.6%	(0.8)%	(1.3)%
Research and development expenditures	—%	(2.3)%	—%
General business credits	4.2%	8.2%	12.9%
Impact of tax reform	—%	(27.3)%	—%
Other	—%	—%	(0.1)%
Change in valuation allowance	(32.3)%	(16.9)%	(50.6)%
	—%	—%	—%

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB No. 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.  The Company’s provisional estimate associated with the reduction in the U.S. federal corporate tax rate from 35% to 21% impacted the changes in the valuation allowance and change in tax rate component of the Company’s effective tax rate reconciliation as well as its ending deferred tax assets and valuation allowance in the deferred tax footnote disclosure.  In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and  recorded no adjustments as of December 31, 2018.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Net operating losses	$27,916	$9,324
Tax credit carryforwards	10,178	7,516
Deferred revenue	12,410	13,718
Licensed technology	1,160	1,266
Depreciation	405	268
Accrued expenses	1,585	53
Deferred expenses	112	313
Unrealized loss	43	41
Other state credits	131	103
Total deferred tax assets	53,940	32,602
Valuation allowance	(53,940)	(32,602)
Net deferred tax assets	$—	$—

The Company has incurred net operating losses (NOL) since inception. At December 31, 2018, the Company had Federal and State net operating loss carryforwards of approximately $102,112 and $102,405, respectively. Of the $102,112 of Federal net operating loss carryforwards, $34,115 expire at various dates through 2037. The remaining $67,997 of Federal net operating loss carryforwards do not expire. The State net operating loss carryforwards expire at various dates through 2038. At December 31, 2018, the Company had Federal and State research and development tax credit carryforwards of approximately $7,708 and $3,294, respectively, which expire at various dates through 2038.

As required by ASC 740, management of the Company has evaluated the evidence bearing upon the reliability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $53,940 and $32,602 at December 31, 2018 and December 31, 2017, respectively. The valuation allowance increased by $21,338 and $6,611 during the years ended December 31, 2018 and 2017, respectively, primarily as a result of net operating losses generated during the periods.

Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. If a change in control as defined by Section 382 has occurred at any time since the Company’s formation, utilization of its NOLs or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or research and development tax carryforwards before their utilization. The Company has determined that ownership changes have occurred through December 31, 2015 and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. The amounts presented do not include NOLs or research and development tax credit carryforwards that will expire unused due to ownership changes.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits.

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

Interest and penalties related to uncertain tax positions would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the United States federal tax jurisdiction and one state jurisdiction. The Company did not have any foreign operations during the years ended December 31, 2018, 2017 and 2016. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is closed for tax years prior to 2015, although carryforward attributes that were generated prior to tax year 2015 may still be adjusted upon examination to the extent utilized in a future period. There are no federal or state audits currently in progress.

12. Employee Benefit Plan

The Company has a defined contribution plan established under Section 401(k) of the Internal Revenue Code (401(k) Plan), which covers substantially all employees. Employees who have attained the age of 21 are eligible to participate in the 401(k) Plan with no service requirement. Employees may contribute up to 75% of eligible pay on a pre–tax basis up to the federal annual limits. The Company matches the employees’ contributions at 50% on the first 6% up to $6. For the years ended December 31, 2018, 2017 and 2016, the Company recorded expense of $332, $273 and $136, respectively, related to its contribution to its 401(k) Plan.

13. Commitments

Operating Leases

The Company leases office space in Cambridge, MA under an operating lease, which is effective through March 2021. The Company has an option to extend the lease term for an additional five years. The lease also provided the Company with a tenant improvement allowance of up to $356. The Company fully utilized the allowance and recorded the assets acquired with the allowance as leasehold improvements. The Company recorded the tenant improvement allowance incurred as a deferred lease incentive and has amortized the deferred lease incentive through a reduction of rent expense ratably over the lease term.

In connection with the office lease, the Company has a letter of credit agreement for the benefit of its landlord in the amount of $321 as of each December 31, 2018 and 2017, respectively, collateralized by a money market account.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

In addition, the Company leases certain equipment under leases that expire through February 2024. Future minimum lease payments under leases, as amended, were as follows:

2019	$2,333
2020	2,468
2021	760
2022	83
2023 and thereafter	86
$5,730

Rent expense was approximately $1,994, $1,834 and $1,572 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company is recording rent expense on a straight-line basis over the term of the lease and has recorded deferred rent in the consolidated balance sheets accordingly.

License Agreements

Through December 31, 2018 the Company has licensed intellectual property from two biotechnology companies. The consideration included upfront payments and a commitment to pay annual license fees, milestone payments, and, upon product commercialization, royalties on revenue generated from the sale of products covered by the licenses. During the year ended December 31, 2017, the Company recorded expense related to milestone payments of $2,750 related to these agreements.

14. Related Party Transactions

Included in Series C‑1 financing and the Company’s initial public offering were investments of $10,000 and $10,000, respectively, by Takeda.

15. Subsequent Events

The Company considered the events or transactions occurring after the balance sheet date, but prior to the issuance of the consolidated financial statements, for potential recognition or disclosure in its consolidated financial statements. All significant subsequent events have been properly disclosed in the consolidated financial statements.

On January 2, 2019, the Company received notices from Takeda stating that Takeda was exercising its right to: (a) terminate the 2016 Restated Agreement upon 45 days’ prior written notice and (b) terminate the XMT-1522 Agreement upon 30 days’ prior written notice.

On March 5, 2019, the Company completed a secondary public offering, in which the Company issued and sold an aggregate of 24,437,500 shares of its common stock at the public offering price of $4.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares of common stock. The gross proceeds from the offering were approximately $97,800.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

16. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Collaboration revenue	$3,064	$4,191	$2,151	$1,188
Operating expenses:
Research and development	12,256	12,663	15,180	19,816
General and administrative	3,571	4,231	4,380	4,152
Total operating expenses	15,827	16,894	19,560	23,968
Other income:
Interest income	360	349	340	349
Total other income	360	349	340	349
Net loss	$(12,403)	$(12,354)	$(17,069)	$(22,431)
Net loss per share attributable to common stockholders — basic and diluted	$(0.54)	$(0.54)	$(0.74)	$(0.97)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic and diluted	22,816,521	22,966,314	23,152,019	23,184,459

	Three months ended

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Collaboration revenue	$4,290	$3,727	$6,267	$3,261
Operating expenses:
Research and development	10,106	10,627	11,412	14,555
General and administrative	2,296	2,204	2,905	3,057
Total operating expenses	12,402	12,831	14,317	17,612
Other income:
Interest income	51	158	318	383
Total other income	51	158	318	383
Net loss	$(8,061)	$(8,946)	$(7,732)	$(13,968)
Net loss per share attributable to common stockholders — basic and diluted	$(6.02)	$(6.33)	$(0.35)	$(0.61)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic and diluted	1,338,475	1,412,308	22,242,129	22,750,425

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated here by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the Captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included under the Captions “Employment Agreements,” “Potential Payments Upon Termination or Change in Control,” “Board Determination of Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included under the Captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Exhibits

See the Exhibit Index immediately before the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16.            FORM 10-K SUMMARY

None.

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

10.3

Sixth Lease Extension and Modification Agreement, dated January 17, 2018, by and between Mersana Therapeutics, Inc. and Rivertech Associates II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-38129, filed on May 15, 2018).

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

10.8

Amendment 4 to Collaboration and Commercial License Agreement dated May 15, 2018, by and between Mersana Therapeutics, Inc. and Merck KGaA (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-38129, filed on August 14, 2018).

10.9+

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

10.16+

Amendment Number One to the A&R Research Collaboration and Commercial License Agreement, dated March 9, 2017, by and between Mersana Therapeutics, Inc. and Millennium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).

10.17

Second Amendment to Amended and Restated Research Collaboration and Commercial License Agreement, as amended, dated August 2, 2017 by and between Mersana Therapeutics, Inc. and Millennium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-38129, filed on August 11, 2017).

10.19

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

10.22†	2007 Stock Incentive Plan; as amended (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).
10.23†	Form of Incentive Stock Option under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).
10.24†	Form of Nonqualified Stock Option under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).
10.25†	2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).
10.26†	Form of Incentive Stock Option under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).
10.27†	Form of Nonqualified Stock Option under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).
10.28†	2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).
10.29†	2017 Cash Bonus Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).
21.1*	Subsidiaries of Mersana Therapeutics, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.
32.1**	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

101. * INS	XBRL Instance Document.
101. * SCH	XBRL Taxonomy Extension Schema.
101. * CAL	XBRL Taxonomy Extension Calculation Linkbase.
101. * DEF	XBRL Taxonomy Extension Definition Linkbase.
101. * LAB	XBRL Taxonomy Extension Label Linkbase.
101. * PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Mersana Therapeutics, Inc.

Dated: March 8, 2019	/s/ Anna Protopapas
Anna Protopapas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

Signature	Title	Date

/s/ ANNA PROTOPAPAS Anna Protopapas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2019
/s/ DAVID A. SPELLMAN David A. Spellman	Chief Financial Officer (Principal Financial Officer)	March 8, 2019
/s/ WAYNE FOSTER Wayne Foster	Vice President of Finance (Principal Accounting Officer)	March 8, 2019
/s/ DAVID MOTT David Mott	Chairman of the Board	March 8, 2019
/s/ KRISTEN HEGE Kristen Hege, M.D.	Director	March 8, 2019
/s/ ANDREW A. F. HACK Andrew A. F. Hack, M.D., Ph.D.	Director	March 8, 2019
/s/ LAWRENCE M. ALLEVA Lawrence M. Alleva	Director	March 8, 2019
/s/ WILLARD H. DERE, M.D. Willard H. Dere, M.D.	Director	March 8, 2019