Form 10-Q
period 2019-03-31
Mersana Therapeutics, Inc.
filed 2019-05-09
CIK 1442836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐  No  ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	MRSN	The Nasdaq Global Select Market

There were 47,716,857 shares of Common Stock ($0.0001 par value per share) outstanding as of May 8, 2019.

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

The forward‑looking statements contained herein represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, we disclaim any obligation to update these forward‑looking statements, except to the extent required by applicable law. You should, therefore, not rely on these forward‑looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Mersana Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$137,279	$59,634
Short-term marketable securities	—	10,497
Accounts receivable	468	459
Prepaid expenses and other current assets	3,326	3,715
Total current assets	141,073	74,305
Property and equipment, net	2,868	2,694
Operating lease right-of-use assets	3,944	—
Other assets	1,503	1,503
Total assets	$149,388	$78,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,965	$10,727
Accrued expenses	7,938	12,375
Deferred revenue	5,604	46,196
Operating lease liabilities	2,005	—
Other liabilities	83	127
Total current liabilities	22,595	69,425
Operating lease liabilities, net of current portion	2,375	—
Other liabilities, net of current portion	346	282
Total liabilities	25,316	69,707
Commitments (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 47,684,164 and 23,234,472 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5	3
Additional paid-in capital	266,332	172,966
Accumulated other comprehensive loss	—	(8)
Accumulated deficit	(142,265)	(164,166)
Total stockholders’ equity	124,072	8,795
Total liabilities and stockholders’ equity	$149,388	$78,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three months ended
	March 31,
	2019	2018

Collaboration revenue	$41,035	$3,064
Operating expenses:
Research and development	15,143	12,256
General and administrative	4,443	3,571
Total operating expenses	19,586	15,827
Other income:
Interest income	452	360
Total other income	452	360
Net income (loss)	21,901	(12,403)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	8	(13)
Comprehensive income (loss)	$21,909	$(12,416)
Net income (loss) attributable to common stockholders — basic and diluted	$21,901	$(12,403)
Net income (loss) per share attributable to common stockholders — basic	$0.72	$(0.54)
Net income (loss) per share attributable to common stockholders — diluted	$0.70	$(0.54)
Weighted-average number of shares of common stock used in net income (loss) per share attributable to common stockholders — basic	30,299,650	22,816,521
Weighted-average number of shares of common stock used in net income (loss) per share attributable to common stockholders — diluted	31,461,696	22,816,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	22,765,017	$3	$168,018	$(149)	$(97,878)	$69,994
Cumulative effect adjustment for adoption of ASC 606	—	—	—	—	(2,031)	(2,031)
Exercise of stock options	104,945	—	255	—	—	255
Stock-based compensation expense	—	—	745	—	—	745
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(12,403)	(12,403)
Balance at March 31, 2018	22,869,962	3	169,018	(162)	(112,312)	56,547
Exercise of stock options	247,776	—	470	—	—	470
Stock-based compensation expense	—	—	958	—	—	958
Other comprehensive income	—	—	—	72	—	72
Net loss	—	—	—	—	(12,354)	(12,354)
Balance at June 30, 2018	23,117,738	3	170,446	(90)	(124,666)	45,693
Exercise of stock options	43,137	—	128	—	—	128
Stock-based compensation expense	—	—	1,053	—	—	1,053
Other comprehensive income	—	—	—	48	—	48
Net loss	—	—	—	—	(17,069)	(17,069)
Balance at September 30, 2018	23,160,875	3	171,627	(42)	(141,735)	29,853
Exercise of stock options	31,411	—	65	—	—	65
Purchase of common stock under ESPP	42,186	—	146	—	—	146
Stock-based compensation expense	—	—	1,128	—	—	1,128
Other comprehensive income	—	—	—	34	—	34
Net loss	—	—	—	—	(22,431)	(22,431)
Balance at December 31, 2018	23,234,472	3	172,966	(8)	(164,166)	8,795
Exercise of stock options	12,192	—	42	—	—	42
Issuance of common stock under public offering, net of issuance costs of $5,587	24,437,500	2	92,160	—	—	92,162
Stock-based compensation expense	—	—	1,164	—	—	1,164
Other comprehensive income	—	—	—	8	—	8
Net income	—	—	—	—	21,901	21,901
Balance at March 31, 2019	47,684,164	$5	$266,332	$—	$(142,265)	$124,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$21,901	$(12,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	337	258
Loss on disposal of fixed assets	—	20
Net amortization of premiums and discounts on investments	4	(157)
Stock-based compensation	1,164	745
Non-cash rent expense	26	13
Changes in operating assets and liabilities:
Accounts receivable	(9)	496
Prepaid expenses and other current assets	389	(1,086)
Other assets	—	(1,433)
Accounts payable	(3,444)	(617)
Accrued expenses	(4,463)	(1,249)
Deferred revenue	(40,592)	(1,977)
Net cash used in operating activities	(24,687)	(17,390)

Cash flows from investing activities
Maturities of marketable securities	10,500	23,165
Purchase of property and equipment	(372)	(267)
Net cash provided by investing activities	10,128	22,898

Cash flows from financing activities
Net proceeds from public offering of common stock	92,162	—
Proceeds from exercise of stock options	42	255
Net cash provided by financing activities	92,204	255

Increase in cash, cash equivalents and restricted cash	77,645	5,763
Cash, cash equivalents and restricted cash, beginning of period	60,005	26,962
Cash, cash equivalents and restricted cash, end of period	$137,650	$32,725

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$26	$320
Property and equipment acquired under finance leases	$429	$—
Adjustment to accumulated deficit and deferred revenue upon adoption of Topic 606	$—	$2,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

(in thousands, except share and per share data)

1. Nature of business and basis of presentation

Mersana Therapeutics, Inc. is a clinical stage biopharmaceutical company located in Cambridge, Massachusetts. The Company is focused on developing antibody drug conjugates (ADCs) that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged over 20 years of industry learning in the ADC field to develop proprietary technologies that enable it to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s novel platform, Dolaflexin, has been used to generate proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC‑based therapies. The Company’s lead product candidate, XMT‑1536, is an ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non small cell lung cancer (NSCLC). The first patient was dosed on XMT‑1536 in late 2017 and the study is currently in Phase 1 dose escalation in ovarian cancer, NSCLC and other orphan indications where a majority of patients express NaPi2b including endometrial, papillary renal, papillary thyroid, and salivary duct cancers.

In January 2019, following a strategic evaluation by the Company of the competitive environment for HER2-targeted therapies, the Company and its former partner, Takeda Pharmaceutical Company Limited, or Takeda, discontinued the development of XMT-1522, which was then being studied in the dose escalation of a Phase 1 clinical trial. The Company’s collaboration agreements with Takeda were terminated during the first quarter of 2019.

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

The Company has incurred cumulative net losses since inception. In the first quarter of 2019, the Company recognized deferred revenue of $39,965 as a result of the above-mentioned discontinuation of the partnerships with Takeda, resulting in net income of $21,901 for the three months ended March 31, 2019. Cash used in operations for the period was $24,687. The Company’s net loss was $64,257 for the year ended December 31, 2018. The Company expects to continue to incur operating losses for at least the next several years. As of March 31, 2019, the Company had an accumulated deficit of $142,265. The future success of the Company is dependent on its ability to identify and develop its product candidates, and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its existing cash and cash equivalents as of March 31, 2019 will enable it to fund its operating plan through at least mid 2021.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018 and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 8, 2019.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal and recurring nature, other than the adjustments associated with the adoption of ASC 842, Leases (ASC 842). The results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

Effective January 1, 2019, the Company adopted the requirements of ASC 842 using the modified retrospective method as discussed below in Note 2: Summary of Significant Accounting Policies.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company operates and manages its business as a single operating segment, which is the business of discovering and developing ADCs.

Summary of Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K, except as noted below with respect to the Company’s lease accounting policies and as disclosed within the “Recently issued accounting pronouncements” section below.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity, or a remaining maturity at the time of purchase, of three months or less to be cash equivalents. The Company invests excess cash primarily in money market funds, commercial paper and government agency securities, which are highly liquid and have strong credit ratings. These investments are subject to minimal credit and market risks. Cash and cash equivalents are stated at cost, which approximates market value.

The following amounts were presented as cash, cash equivalents and restricted cash:

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
	Beginning	End	Beginning	End
	of period	of period	of period	of period
Cash and cash equivalents	$59,634	$137,279	$26,591	$32,354
Restricted cash included in other assets	371	371	371	371
Total cash, cash equivalents and restricted cash per statement of cash flows	$60,005	$137,650	$26,962	$32,725

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

Other Assets

The Company recorded other assets of $1,503 as of March 31, 2019 and December 31, 2018, comprised of restricted cash of $371 held as security deposits for a standby letter of credit and $1,132 held by a service provider.

Leases

Consistent with ASC 842, the Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use lease assets (ROU assets), current portion of lease obligations and long-term lease obligations on the Company’s consolidated balance sheets. Assets subject to finance leases are included in property and equipment, and the related lease obligation is included in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while expense for financing leases is recognized as depreciation expense and interest expense using the effective interest method. The Company elected the short-term lease recognition exemption for short-term leases, which allows the Company to not recognize lease liabilities and ROU assets on the consolidated balance sheets for leases with an original term of twelve months or less.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes lease payments made and lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

We have lease agreements with lease and non-lease components, which are generally accounted for separately.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which replaced the guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This standard is effective for the Company in the fiscal year beginning after December 15, 2018. The Company adopted the new standard effective January 1, 2019 using the modified retrospective method as of the beginning of the period of adoption. The Company has elected the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. The Company also elected not to include leases with an initial term of twelve months or less in the recognized ROU asset and lease liabilities. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 (a) an operating lease liability of $4,778, and (b) an operating ROU asset of $4,369 which represents the lease liability of $4,778 adjusted for deferred rent of $409. This standard had a material impact on the Company’s balance sheets but had no impact on the Company’s results of operations and cash flows from operations. The most significant impact was the recognition of ROU assets and lease obligations for operating leases.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This guidance simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-07 is to be adopted by using a modified retrospective approach with the cumulative effect of initially applying the new standard at the date of initial application. The Company adopted the new standard effective January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

3. Collaboration agreements

Merck KGaA

In June 2014, the Company entered into a Collaboration and Commercial License Agreement with Merck KGaA (the Merck KGaA Agreement). Upon the execution of the agreement, Merck KGaA paid the Company a nonrefundable technology access fee of $12,000 for the right to develop ADCs directed to six exclusive targets over a specified period of time. No additional fees are due when a target is designated and the commercial license to the target is granted. Merck KGaA will be responsible for the product development and marketing of any products resulting from this collaboration.  All six targets were designated prior to 2018. The Company is eligible to receive milestones under the Merck KGaA Agreement. The next potential milestone payment is a development milestone of $500 on Merck KGaA’s designation of a preclinical development candidate for any target. Revenue would be recognized upon achievement of the milestone.

Under the terms of the Merck KGaA Agreement, the Company and Merck KGaA develop research plans to evaluate Merck KGaA's antibodies as ADCs incorporating the Company's technology. The Company receives fees for its efforts under the research plans. The goal of the research plans is to provide Merck KGaA with sufficient information to formally nominate a development candidate and begin IND-enabling studies or cease development on the designated target.

In May 2018, the Company entered into a Supply Agreement with Merck KGaA (the Merck KGaA Supply Agreement). Under the terms of the agreement, the Company will provide Merck KGaA with materials that could be used for IND-enabling studies and clinical trials. The Company receives fees and reimbursement for its efforts under the Merck KGaA Supply Agreement.

Accounting Analysis

The Company identified the following performance obligations under the agreement: (i) exclusive license and research services for six designated targets, (ii) rights to future technological improvements and (iii) participation of project team leaders and providing joint research committee services.

The Company recognizes revenue related to the exclusive license and the research and development services over the estimated period of the research and development services using a proportional performance model.  The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred.  To the extent that the Company receives fees for the research and development services as they are performed, these amounts are recorded as deferred revenue. Revenue related to future technological improvements and joint research committee services will be recognized ratably over the respective performance periods (which in the case of the joint research committee services approximate the time and cost incurred each quarter), which are 10 and five years, respectively.  The Company continues to reassess the estimated remaining term at each subsequent reporting period.

During the three months ended March 31, 2019 and 2018, the Company recorded revenue of $18 and $332, respectively, related to its efforts under the Merck KGaA Agreement. During the three months ended March 31, 2019, the Company recognized revenue and expense of $1,037 related to the Merck KGaA Supply Agreement. Included in accounts receivable as of March 31, 2019 and December 31, 2018 were $427 and $450, respectively, related to the Merck KGaA Supply Agreement.

As of March 31, 2019, the Company had recorded $5,440 in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement that will be recognized in accordance with the proportional performance method.

Takeda XMT-1522 Strategic Partnership

In January 2016, the Company entered into a Development Collaboration and Commercial License Agreement with Takeda through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. for the development and

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

commercialization of XMT-1522 (the XMT-1522 Agreement). Under the XMT-1522 Agreement, Takeda was granted the exclusive right to commercialize XMT-1522 outside of the United States and Canada. Under the XMT-1522 Agreement, the Company was responsible for conducting certain Phase 1 development activities for XMT-1522, including the ongoing Phase 1 clinical trial, at its own expense. The parties agreed to collaborate on the further development of XMT-1522 in accordance with a global development plan (Post-Phase 1 Development). On January 2, 2019, the Company received notice from Takeda stating that Takeda was exercising its right to terminate the XMT-1522 Agreement upon 30 days’ prior written notice. The XMT-1522 Agreement terminated in accordance with its provisions, and the Company and Takeda wound down activities related to the XMT-1522 Agreement as of March 31, 2019.

Under the XMT-1522 Agreement, the Company and Takeda shared equally all Post-Phase 1 Development costs through the date of termination and for a period of 30 days after the effective termination date. For the applicable period within the three months ended March 31, 2019, the Company was billed $200 by Takeda representing the Company’s share of Post-Phase 1 Development costs incurred by Takeda. This amount has been reflected as research and development costs in the consolidated statement of operations.

Takeda strategic research and development partnership

In March 2014, the Company entered into a Research Collaboration and Commercial License Agreement with Takeda through Takeda’s wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (the 2014 Agreement). The 2014 Agreement was amended in January 2015 and amended and restated in January 2016 (the 2016 Restated Agreement). The agreements provided Takeda with the right to develop ADCs directed to a total of seven exclusive targets, designated by Takeda, over a specified period of time. On January 2, 2019, the Company received notice from Takeda stating that Takeda was exercising its right to terminate the 2016 Restated Agreement upon 45 days’ prior written notice. The 2016 Restated Agreement terminated in accordance with its provisions, and the Company and Takeda wound down activities related to the 2016 Restated Agreement as of March 31, 2019.

During the applicable period within the three months ended March 31, 2019, the Company billed Takeda $195 related to ASC 808 costs.

Accounting Analysis

The Company concluded that the termination of the XMT-1522 Agreement and the 2016 Restated Agreement resulted in the completion of all of its remaining performance obligations. As a result, $39,965 of previously deferred revenue related to the Takeda agreements as of December 31, 2018 was recognized as revenue during the three months ended March 31, 2019.

Included in accounts receivable as of March 31, 2019 and December 31, 2018 was $26 and $9, respectively, related to the Takeda agreements. Included in accounts payable as of March 31, 2019 and December 31, 2018 was $2,754 and $2,749, respectively, related to the Takeda agreements.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the three months ended March 31, 2019:

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Three months ended March 31, 2019
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$46,196	$—	$40,592	$5,604

During the three months ended March 31, 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

Three months ended
March 31, 2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$40,592
Performance obligations satisfied in previous periods	$—

Other Revenue

The Company has provided limited services for a collaboration partner, Asana BioSciences. For the three months ended March 31, 2019 and 2018 the Company recognized revenue of $15 and $195, respectively, related to these services. The next potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical trial by Asana BioSciences. Included in accounts receivable as of March 31, 2019 was $15 related to the Asana agreement.

4. Fair value measurements

The following table presents information about the Company's assets and liabilities regularly measured and carried at a fair value and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value as of December 31, 2018. The Company had no assets and liabilities regularly measured and carried at a fair value as of March 31, 2019:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Marketable securities:
U.S. Treasuries	$10,497	$10,497	$—	$—
	$10,497	$10,497	$—	$—

There were no changes in valuation techniques or transfers between fair value measurement levels during the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, cash and cash equivalents were comprised of cash and money market funds.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

5. Marketable securities

The following table summarizes marketable securities held December 31, 2018. The Company had no marketable securities as of March 31, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018
U.S. Treasuries	$10,505	$—	$(8)	$10,497
	$10,505	$—	$(8)	$10,497

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2019 and 2018.

6. Accrued expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2019	2018
Accrued payroll and related expenses	$1,532	$3,042
Accrued preclinical, manufacturing and clinical expenses	5,341	8,314
Accrued professional fees	693	567
Accrued other	372	452
	$7,938	$12,375

7. Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Three months ended
	March 31,
	2019	2018
Numerator:
Net income (loss)	$21,901	$(12,403)
Denominator:
Weighted-average number of shares - basic	30,299,650	22,816,521
Dilutive securities - share-based awards	1,052,730	-
Dilutive securities - common stock warrants	109,316	-
Weighted-average number of shares - diluted	31,461,696	22,816,521

Net income (loss) per share - basic	$0.72	$(0.54)
Net income (loss) per share - diluted	$0.70	$(0.54)

For the three months ended March 31, 2019 and 2018, basic earnings per share were computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

For the three months ended March 31, 2019, diluted earnings per share was computed using the "treasury method" by dividing the net income by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. The weighted-average number of shares of common stock were adjusted for the potential dilutive effect of the exercise of stock options and warrants to purchase common stock.

For the three months ended March 31, 2018, potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive, therefore basic and diluted net loss per share were the same for the three months ended March 31, 2018.

Anti-dilutive stock-based awards excluded from the calculation of diluted EPS for the three months ended March 31, 2019 were 2,686,700.

8. Stockholders’ equity

Preferred stock

As of March 31, 2019 the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

Common stock

The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors (the Board).

In March 2019, the Company completed a follow-on public offering in which the Company issued and sold an aggregate of 24,437,500 shares of its common stock at the public offering price of $4.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares of common stock. The net proceeds from the offering were $92,162.

At March 31, 2019 and December 31, 2018, there were 4,792,776 and 3,856,932 shares of common stock, respectively, reserved for the exercise of outstanding stock options and warrants.

	March 31,	December 31,
	2019	2018
Warrants	110,365	110,365
Stock options	4,682,411	3,746,567
	4,792,776	3,856,932

At-the-market equity offering program

On July 2, 2018, the Company established an at-the-market equity offering program (ATM) pursuant to which it is able to offer and sell up to $75,000 of its common stock from time to time at prevailing market prices. As of March 31, 2019, the Company had not sold any shares under the ATM.

Warrants

In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of March 31, 2019, warrants to purchase 110,365 shares of common stock were outstanding.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

9. Stock options

Stock option plans

In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan or the Plan).  Under the 2017 Plan, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards. The number of shares of common stock issuable under the Plan will be increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the Plan. As of the adoption date of the 2017 Plan, there were 3,141,625 options outstanding under the Company’s 2007 Stock Incentive Plan (the 2007 Plan). Any cancellations under the 2007 Plan would increase the number of shares that could be granted under the 2017 Plan. In January 2019, the number of shares of common stock issuable under the Plan was increased by 929,378 shares. As of March 31, 2019 there were 2,066,390 shares available for future issuance under the Plan.

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

A summary of the activity under the Plans is as follows:

		Weighted-	Remaining
	Number	Average	Contractual Life	Aggregate
	of Shares	Exercise Price	(in years)	Intrinsic Value

Options outstanding at January 1, 2019	3,746,567	$6.58	7.6	$3,897
Granted	1,058,833	3.61
Exercised	(12,192)	3.32
Cancelled	(110,797)	10.67
Options outstanding at March 31, 2019	4,682,411	$5.82	7.8	$7,918

Options exercisable at March 31, 2019	2,215,137	$4.00	6.5	$5,688

The weighted-average grant date fair value of options granted during the three months ended March 31, 2019 and 2018, was $2.39 and $9.47 per share, respectively.

Cash received from the exercise of stock options was $42 and $255 for the three months ended March 31, 2019 and 2018, respectively.

Stock-based compensation

The Company uses the provisions of ASC 718, Stock Compensation, to account for stock-based awards.

The measurement date for employee awards is generally the date of grant. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period, using the straight-line method.

For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense of $1,164 and $745, respectively. The Company had an aggregate of $11,059 of unrecognized stock compensation cost as of March 31, 2019 remaining to be amortized over the weighted-average period of 2.5 years. The fair value of each

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended
	March 31,
	2019	2018
Risk-free interest rate	2.6%	2.7%
Expected dividend yield	—%	—%
Expected term (years)	6.00	6.08
Expected stock price volatility	74%	73%

Employee Stock Purchase Plan

During the year ended December 31, 2017, the Board adopted and the Company’s stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP. In January 2019, the number of shares of common stock for issuance under the 2017 ESPP was increased by 232,344 shares. The Company did not issue any shares under the 2017 ESPP during the three months ended March 31, 2019 and 2018. As of March 31, 2019, there were 415,158 shares available for issuance under the 2017 ESPP.

10. Leases

The Company has an operating lease for its facility and operating and finance leases for certain equipment. The Company leases office space in Cambridge, MA under an operating lease, which was last amended in January 2018, and is effective through March 2021. The Company has an option to extend the lease term for an additional five years. This option to extend the lease term was not considered reasonably certain as of March 31, 2019. The Company has remaining lease terms of three years to five years for certain equipment, some of which may include options to purchase at fair value.

During the three months ended March 31, 2019, the Company entered into finance leases for certain equipment. The Company recorded assets under finance leases of $429 as property and equipment.

The components of lease expense were as follows:

Three months ended
March 31, 2019
Operating lease cost	$540

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Supplemental balance sheet information related to leases was as follows:

Three months ended
March 31, 2019
Operating leases:
Operating lease right-of-use assets	$3,944
Operating lease liabilities	2,005
Operating lease liabilities, net of current portion	2,375

Finance leases:
Property and equipment, gross	$429
Other liabilities	83
Other liabilities, net of current portion	346

Weighted-average remaining lease term:
Operating leases	2.0 years
Finance leases	4.5 years

Weighted-average discount rate:
Operating leases	10.3%
Finance leases	6.9%

Supplemental cash flow information related to leases was as follows:

Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$514
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,369
Finance leases	429

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

	Operating leases	Finance leases
2019 (excluding the three months ended March 31, 2019)	$1,757	$87
2020	2,394	116
2021	687	116
2022	—	84
2023 and thereafter	—	92
	4,838	495
Imputed interest	—	(66)
	$4,838	$429

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

11. Commitments

License agreements

Through March 31, 2019, the Company had licensed intellectual property from two biotechnology companies. The consideration included upfront payments and a commitment to pay annual license fees, milestone payments, and, upon product commercialization, royalties on revenue generated from the sale of products covered by the licenses. The Company did not record any milestone payments during the three months ended March 31, 2019 and 2018, respectively.

12. Subsequent events

For the purposes of the unaudited financial statements as of March 31, 2019 and the period then ended, the Company has evaluated subsequent events through May 9, 2019, the date the unaudited interim financial statements were issued.

On May 8, 2019, the Company entered into a non-dilutive term loan agreement with Silicon Valley Bank (SVB) that provides Mersana the ability to draw up to $20.0 million. A tranche of $5.0 million was funded upon execution of the agreement and the Company has the option to draw the remainder through August 31, 2020. Payments under the loan will be interest-only through August 31, 2020. Borrowings under the term loan as of August 31, 2020 will be repayable in equal installments of principal and interest through February 1, 2023. The loan is secured by substantially all assets of the Company other than intellectual property and proceeds will be used for general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) on March 8, 2019.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors, and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing antibody drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged over 20 years of industry learning in the ADC field to develop proprietary technologies that enable us to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. Our novel platform, Dolaflexin, has been used to generate a pipeline of proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC-based therapies. Our lead product candidate, XMT-1536, is an ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non small cell lung cancer (NSCLC). The first patient was dosed on XMT-1536 in late 2017 and the study is currently in Phase 1 dose escalation in ovarian cancer, NSCLC and other orphan indications where a majority of patients express NaPi2b including endometrial, papillary renal, papillary thyroid and salivary duct. We are in the process of initiating additional sites for the dose expansion portion of the XMT-1536 Phase 1 study in anticipation of dosing patients in two expansion groups in the third quarter of 2019. We plan to expand into patient groups aimed at establishing proof of concept in platinum resistant ovarian cancer and NSCLC adenocarcinoma.

Since inception, our operations have focused on building our platform, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical studies, including Good Laboratory Practice (GLP), toxicology studies, manufacturing clinical trial material and conducting clinical trials, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock.

Since inception, we have incurred significant cumulative operating losses. In the first quarter of 2019, we recognized deferred revenue of $40.0 million as a result of the termination of the partnerships with Takeda which resulted in net income of $21.9 million for the three months ended March 31, 2019. Cash used in operations for the period was $24.7 million. We expect to incur operating expenses during the year ended December 31, 2019 that will result in net loss for the year. Our net loss was $12.4 million for the three months ended March 31, 2018. As of March 31, 2019, we had an accumulated deficit of $142.3 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue clinical development activities for our lead product candidate XMT-1536;
•	continue activities to discover, validate and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio; and
•	hire additional research, development and general and administrative personnel.

Financial operations overview

Revenue

To date, all of our revenue has been generated from strategic partnerships. We have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future.

In June 2014, we entered into an agreement with Merck KGaA for the development and commercialization of ADC product candidates utilizing our Fleximer polymer scaffold for up to six target antigens. Merck KGaA is responsible for generating antibodies against the target antigens and we are responsible for generating Fleximer and our proprietary payloads and conjugating this to the antibody to create the ADC product candidates. Merck KGaA then has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In May 2018, we entered into a supply agreement with Merck KGaA for the supply of materials that could be used for IND-enabling studies and clinical trials.

For the three months ended March 31, 2019 and 2018, we recognized revenue of $1.0 million and $0.3 million, respectively, related to the Merck KGaA Agreement and the Merck KGaA Supply Agreement.

In January 2016, we entered into the 2016 Restated Agreement with Takeda for the development and commercialization of ADC product candidates utilizing Fleximer. On January 2, 2019, we received notice from Takeda stating that Takeda was exercising its right to terminate the 2016 Restated Agreement upon 45 days’ prior written notice and the agreement terminated in February 2019.

In addition, in January 2016, we entered into an agreement with Takeda for the development and commercialization of XMT-1522. Under this agreement, Takeda was granted the exclusive right and responsibility to commercialize XMT-1522 outside the United States and Canada. We were notified on January 2, 2019 that Takeda was exercising its right to terminate this agreement with 30 days’ written notice and the agreement terminated in February 2019.

Since the Takeda agreements were terminated in the first quarter of 2019, we recognized the remaining deferred revenue of $40.0 million. We will not have any further revenue related to the Takeda agreements.

We have provided limited services for Asana BioSciences. For the three months ended March 31, 2019 and 2018, we recorded revenue of $0.0 million and $0.2 million, respectively, related to these services.

For the foreseeable future, we expect substantially all of our revenue to be generated from our collaboration agreement with Merck KGaA and potentially any other collaboration agreements we may enter into in the future. Given the schedule of potential milestone payments and the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments or any royalty payments under these collaborations.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses, including salaries, bonus, benefits and stock-based compensation expense;
•	costs of funding research and development performed by third parties that conduct research, preclinical activities, manufacturing and clinical trials on our behalf;
•	laboratory supplies;
•	facility costs, including rent, depreciation and maintenance expenses; and
•	upfront and milestone payments under our third-party licensing agreements.

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

A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis following nomination as a product candidate. Our internal research and development costs are primarily personnel-related costs, facility costs, including depreciation, and lab consumables. We have not historically tracked all of our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program, following nomination as a development candidate. Pre-development candidate expenses, unallocated costs and internal research and development costs have been stated separately.

	Three months ended
	March 31,
(in thousands)	2019	2018
XMT-1536 external costs	$2,818	$1,817
XMT-1522 external costs	978	3,486
Pre-development candidate expenses and unallocated costs	4,108	1,126
Internal research and development costs	7,239	5,827
Total research and development costs	$15,143	$12,256

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including increased costs related to the hiring of additional personnel, fees to outside consultants and patent costs, among other expenses.

Other income

Other income consists primarily of interest income earned on cash equivalents and marketable securities.

Critical accounting policies and estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 8, 2019, with the exception of our critical accounting policies related to the adoption of ASC 842, Leases, effective January 1, 2019, as described in Note 2 to our consolidated financial statements included herein.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
(in thousands)	2019	2018	Dollar Change
Collaboration revenue	$41,035	$3,064	$37,971
Operating expenses:
Research and development	15,143	12,256	2,887
General and administrative	4,443	3,571	872
Total operating expenses	19,586	15,827	3,759
Other income:
Interest income	452	360	92
Total other income	452	360	92
Net income (loss)	$21,901	$(12,403)	$34,304

Collaboration Revenue

Collaboration revenue was $41.0 million during the three months ended March 31, 2019, compared to $3.1 million during the three months ended March 31, 2018, an increase of $38.0 million, primarily as a result of the termination of the Takeda agreements and the recognition of remaining deferred revenue of $40.0 million, and $1.0 million related to the recognition of revenue for the Merck supply agreement.

Research and Development Expense

Research and development expense increased by $2.9 million from $12.3 million for the three months ended March 31, 2018 to $15.1 million for the three months ended March 31, 2019, an increase of 24%. The increase in research and development expense was primarily attributable to the following:

•	$1.9 million in increased external research and development expenses related to our platform development, target evaluation and manufacturing activities for XMT-1536;
•	$0.8 million in increased employee compensation primarily due to an increase in headcount as our programs progress in clinical and preclinical studies; and
•	$0.6 million in increased lab consumables and facilities costs; partially offset by
•	approximately $0.4 million due to decreased external clinical and regulatory expenses due to the discontinuation of the XMT-1522 clinical program;

We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense increased by $0.9 million from $3.6 million during the three months ended March 31, 2018 to $4.4 million for the three months ended March 31, 2019, an increase of 24%. The increase in general and administrative expense was primarily attributable to the following:

•	$0.7 million in increased employee compensation primarily due to additional headcount as we build the infrastructure to support the growth of the research and development organization; and
•	$0.2 million in increased consulting and professional fees.

We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income

Other income was $0.5 and $0.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Other income consists primarily of interest income on cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since July 2017, we have financed our operations primarily with the proceeds from our 2017 initial public offering of our common stock and our 2019 follow-on public offering. The follow-on public offering was completed on March 5, 2019 and resulted in net proceeds of $92.2 million.

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $137.3 million. On July 2, 2018, we established an ATM pursuant to which we are able to offer and sell up to $75.0 million of our common stock from time to time at prevailing market prices. As of March 31, 2019, we had not sold any shares under the ATM and had $75.0 million of availability under the program.

As discussed in Note 12, subsequent events, in May 2019, the Company entered into a term loan agreement for up to $20 million, of which $5 million was funded in connection with the execution of the agreement.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(24,687)	$(17,390)
Net cash provided by investing activities	10,128	22,898
Net cash provided by financing activities	92,204	255
Increase in cash, cash equivalents and restricted cash	$77,645	$5,763

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $24.7 million as compared to $17.4 million during the three months ended March 31, 2018. The increase was due primarily to an increase in operating expenses as described above for 2019 and timing of payments made to vendors.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $10.1 million during the three months ended March 31, 2019 and consisted primarily of maturities of marketable securities.  Net cash provided by investing activities was $22.9 million during the three months ended March 31, 2018 and consisted primarily of maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $92.2 million during the three months ended March 31, 2019 as compared to $0.3 million during the three months ended March 31, 2018. During the three month ended March 31, 2019 cash provided by financing activities consisted primarily of the proceeds from the Company’s public offering.  During the three months ended March 31, 2018, cash provided by financing activities resulted primarily of the proceeds from exercises of stock options.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. We do not have any committed external source of funds outside of those to be earned in connection with our agreements with Merck KGaA, if development activities are successful under those agreements. Future debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash and cash equivalents and short-term marketable securities, are in a money market fund that invests in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are currently not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 and 2018.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A. Risk Factors

Risk Factors

There have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 8, 2019.

Item 5. Other Information

On May 8, 2019, we entered into a non-dilutive loan and security agreement, or Loan Agreement, with Silicon Valley Bank that provides us the ability to draw up to $20.0 million in a series of credit extensions, or Credit Extensions. A Credit Extension of $5.0 million was funded upon execution of the Loan Agreement and we have the option to draw the remainder through August 31, 2020.

The proceeds from the Credit Extensions may be used for general corporate and working capital purposes. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.  Payments under the Loan Agreement will be interest-only through August 31, 2020. All Credit Extensions outstanding as of August 31, 2020, will be repayable in equal installments of principal and interest through February 1, 2023, or the Maturity Date.   The per annum interest rate for any outstanding amounts of Credit Extensions is the greater of (i) 4.0% and (ii) one and one half percent (1.50%) below the prime rate reported in The Wall Street Journal. In addition, a final payment of 5.0% of the amounts of the Credit Extensions drawn will be due on the Maturity Date, acceleration of any Credit Extensions, or prepayment of the Credit Extensions. If we elect to prepay the outstanding amount under the Loan Agreement prior to the Maturity Date, a prepayment charge of 1%, 2% or 3% of the then outstanding principal balance also will be due, depending upon when the prepayment occurs. We are subject to customary affirmative and restrictive covenants under the Loan Agreement.

The foregoing is only a summary of the material terms of the Loan Agreement, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Loan Agreement, which is being filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

EXHIBIT 3.1	-	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 3.2	-	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 10.1	-	Offer Letter, by and between Mersana Therapeutics, Inc. and David Spellman, dated December 18, 2017

EXHIBIT 10.2	-	Loan and Security Agreement dated May 8, 2019, by and between Mersana Therapeutics, Inc. and Silicon Valley Bank

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: May 9, 2019	By:	/s/ Anna Protopapas
Anna Protopapas
President and Chief Executive Officer

Dated: May 9, 2019	By:	/s/ David A. Spellman
David A. Spellman
Chief Financial Officer