Form 10-Q
period 2019-06-30
Mersana Therapeutics, Inc.
filed 2019-08-08
CIK 1442836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 47,809,976 shares of Common Stock ($0.0001 par value per share) outstanding as of August 7, 2019.

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

These forward‑looking statements may include, among other things, statements about:

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Mersana Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$116,206	$59,634
Short-term marketable securities	11,971	10,497
Accounts receivable	288	459
Prepaid expenses and other current assets	3,151	3,715
Total current assets	131,616	74,305
Property and equipment, net	2,755	2,694
Operating lease right-of-use assets	3,508	—
Other assets	1,503	1,503
Total assets	$139,382	$78,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,517	$10,727
Accrued expenses	9,761	12,375
Deferred revenue	5,481	46,196
Operating lease liabilities	2,074	—
Other liabilities	84	127
Total current liabilities	23,917	69,425
Operating lease liabilities	1,823	—
Long-term debt, net	4,805	—
Other liabilities	323	282
Total liabilities	30,868	69,707
Commitments (Note 12)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 47,799,138 and 23,234,472 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	5	3
Additional paid-in capital	267,834	172,966
Accumulated other comprehensive income (loss)	11	(8)
Accumulated deficit	(159,336)	(164,166)
Total stockholders’ equity	108,514	8,795
Total liabilities and stockholders’ equity	$139,382	$78,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Collaboration revenue	$202	$4,191	$41,237	$7,255
Operating expenses:
Research and development	13,766	12,663	28,909	24,919
General and administrative	4,192	4,231	8,635	7,801
Total operating expenses	17,958	16,894	37,544	32,720
Other income (expense):
Interest income	725	349	1,177	709
Interest expense	(40)	—	(40)	—
Total other income (expense), net	685	349	1,137	709
Net income (loss)	(17,071)	(12,354)	4,830	(24,756)
Other comprehensive income (loss):
Unrealized gain on marketable securities	11	72	19	59
Comprehensive income (loss)	$(17,060)	$(12,282)	$4,849	$(24,697)
Net income (loss) attributable to common stockholders — basic and diluted	$(17,071)	$(12,354)	$4,830	$(24,756)
Net income (loss) per share attributable to common stockholders — basic	$(0.36)	$(0.54)	$0.12	$(1.08)
Net income (loss) per share attributable to common stockholders — diluted	$(0.36)	$(0.54)	$0.12	$(1.08)
Weighted-average number of shares of common stock used in net income (loss) per share attributable to common stockholders — basic	47,708,085	22,966,314	39,051,958	22,891,831
Weighted-average number of shares of common stock used in net income (loss) per share attributable to common stockholders — diluted	47,708,085	22,966,314	40,184,374	22,891,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

			Additional	Accumulated
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	22,765,017	$3	$168,018	$(149)	$(97,878)	$69,994
Cumulative effect adjustment for adoption of ASC 606	—	—	—	—	(2,031)	(2,031)
Exercise of stock options	104,945	—	255	—	—	255
Stock-based compensation expense	—	—	745	—	—	745
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(12,403)	(12,403)
Balance at March 31, 2018	22,869,962	3	169,018	(162)	(112,312)	56,547
Exercise of stock options	247,776	—	470	—	—	470
Stock-based compensation expense	—	—	958	—	—	958
Other comprehensive income	—	—	—	72	—	72
Net loss	—	—	—	—	(12,354)	(12,354)
Balance at June 30, 2018	23,117,738	3	170,446	(90)	(124,666)	45,693
Exercise of stock options	43,137	—	128	—	—	128
Stock-based compensation expense	—	—	1,053	—	—	1,053
Other comprehensive income	—	—	—	48	—	48
Net loss	—	—	—	—	(17,069)	(17,069)
Balance at September 30, 2018	23,160,875	3	171,627	(42)	(141,735)	29,853
Exercise of stock options	31,411	—	65	—	—	65
Purchase of common stock under ESPP	42,186	—	146	—	—	146
Stock-based compensation expense	—	—	1,128	—	—	1,128
Other comprehensive income	—	—	—	34	—	34
Net loss	—	—	—	—	(22,431)	(22,431)
Balance at December 31, 2018	23,234,472	3	172,966	(8)	(164,166)	8,795
Exercise of stock options	12,192	—	42	—	—	42
Issuance of common stock under public offering, net of issuance costs of $5,587	24,437,500	2	92,160	—	—	92,162
Stock-based compensation expense	—	—	1,164	—	—	1,164
Other comprehensive income	—	—	—	8	—	8
Net income	—	—	—	—	21,901	21,901
Balance at March 31, 2019	47,684,164	5	266,332	—	(142,265)	124,072
Exercise of stock options	32,693	—	58	—	—	58
Purchase of common stock under ESPP	82,281	—	283	—	—	283
Stock-based compensation expense	—	—	1,161	—	—	1,161
Other comprehensive income	—	—	—	11	—	11
Net loss	—	—	—	—	(17,071)	(17,071)
Balance at June 30, 2019	47,799,138	$5	$267,834	$11	$(159,336)	$108,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$4,830	$(24,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	653	565
Loss on disposal of fixed assets	—	20
Net amortization of premiums and discounts on investments	(9)	(248)
Stock-based compensation	2,325	1,703
Non-cash rent expense	(20)	56
Non-cash interest expense	27	—
Changes in operating assets and liabilities:
Accounts receivable	171	(897)
Prepaid expenses and other current assets	(536)	(1,970)
Other assets	—	(1,433)
Accounts payable	(3,916)	976
Accrued expenses	(1,694)	1,377
Deferred revenue	(40,715)	(4,231)
Net cash used in operating activities	(38,884)	(28,838)

Cash flows from investing activities
Maturities of marketable securities	10,500	53,565
Purchase of marketable securities	(11,947)	—
Purchase of property and equipment	(578)	(820)
Net cash provided by (used in) investing activities	(2,025)	52,745

Cash flows from financing activities
Net proceeds from public offering of common stock	92,162	—
Proceeds from exercise of stock options	100	725
Proceeds from purchases of common stock under ESPP	283	—
Proceeds from issuance of debt, net of issuance costs	4,965	—
Payments under capital lease obligations	(29)	—
Payments of financing costs	—	(81)
Net cash provided by financing activities	97,481	644

Increase in cash, cash equivalents and restricted cash	56,572	24,551
Cash, cash equivalents and restricted cash, beginning of period	60,005	26,962
Cash, cash equivalents and restricted cash, end of period	$116,577	$51,513

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$26	$234
Debt financing costs in accrued expenses	$180	$—
Cash paid for interest	$20	$—
Property and equipment acquired under finance leases	$429	$—
Adjustment to accumulated deficit and deferred revenue upon adoption of Topic 606	$—	$2,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements

(unaudited)

(in thousands, except share and per share data)

1. Nature of business and basis of presentation

Mersana Therapeutics, Inc. is a clinical stage biopharmaceutical company located in Cambridge, Massachusetts. The Company is focused on developing antibody drug conjugates (ADCs) that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged over 20 years of industry learning in the ADC field to develop proprietary technologies that enable it to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s novel platform, Dolaflexin, has been used to generate proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC‑based therapies. The Company’s lead product candidate, XMT‑1536, is a first-in-class, wholly-owned Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma. The first patient was dosed on XMT‑1536 in late 2017 and the study is currently in Phase 1 dose escalation in ovarian cancer, NSCLC adenocarcinoma and rare cancers potentially expressing NaPi2b.

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

The Company has incurred cumulative net losses since inception. In the first quarter of 2019, the Company recognized deferred revenue of $39,965 as a result of the above-mentioned discontinuation of the partnership with Takeda, resulting in net income of $4,830 for the six months ended June 30, 2019. The Company did not recognize any revenue related to the Takeda agreements in the second quarter and will not have any further revenue related to these agreements. Cash used in operations for the three and six months ended June 30, 2019 was $14,197 and $38,884, respectively. The Company’s net loss was $64,257 for the year ended December 31, 2018. The Company expects to continue to incur operating losses and negative operating cash flows for the foreseeable future. As of June 30, 2019, the Company had an accumulated deficit of $159,336. The future success of the Company is dependent on its ability to identify and develop its product candidates, and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents, and marketable securities as of June 30, 2019, will enable it to fund its operating plan through at least mid-2021. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, a statement of stockholders’ equity for the six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal and recurring nature, other than the adjustments associated with the adoption of ASC 842, Leases (ASC 842). The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Summary of Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K, except as noted below with respect to the Company’s lease accounting policies and as disclosed within the “Recently Issued Accounting Pronouncements” section below.

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

The following amounts were presented as cash, cash equivalents and restricted cash:

	Six months ended		Six months ended
	June 30, 2019		June 30, 2018
	Beginning	End	Beginning	End
	of period	of period	of period	of period
Cash and cash equivalents	$59,634	$116,206	$26,591	$51,142
Restricted cash included in other assets, noncurrent	371	371	371	371
Total cash, cash equivalents and restricted cash per statement of cash flows	$60,005	$116,577	$26,962	$51,513

Marketable Securities

Short-term marketable securities consist of investments with maturities greater than three months and less than one year from the balance sheet date. Long-term marketable securities consist of investments with maturities greater than one year that are not expected to be used to fund current operations. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Amortization and accretion of discounts and premiums are recorded as interest income within other income. Unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Fair value is determined based on quoted market prices.

Other Assets

The Company recorded other assets of $1,503 as of June 30, 2019 and December 31, 2018, comprised of restricted cash of $371 held as security deposits for a standby letter of credit and $1,132 held by a service provider.

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

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that ASU 2016-13 may have on its financial position and results of operations.

3. Collaboration agreements

Merck KGaA

In June 2014, the Company entered into a Collaboration and Commercial License Agreement with Merck KGaA (the Merck KGaA Agreement). Upon the execution of the agreement, Merck KGaA paid the Company a nonrefundable technology access fee of $12,000 for the right to develop ADCs directed to six exclusive targets over a specified period of time. No additional fees are due when a target is designated and the commercial license to the target is granted. Merck KGaA will be responsible for the product development and marketing of any products resulting from this collaboration.  All six targets were designated prior to 2018. The Company is eligible to receive milestones under the Merck KGaA Agreement. The next potential milestone payment is a development milestone of $500 on Merck KGaA’s designation of a preclinical development candidate for any target. Revenue for the milestone is fully constrained until it is certain the milestone would be achieved.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

The Company recognizes revenue related to the exclusive license and the research and development services over the estimated period of the research and development services using a proportional performance model.  The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred as the Company will satisfy the performance obligations as the research and development services are performed. To the extent that the Company receives fees for the research and development services as they are performed, these amounts are recorded as deferred revenue. Revenue related to future technological improvements and joint research committee services will be recognized ratably over the respective performance periods (which in the case of the joint research committee services approximates the time and cost incurred each quarter), which are 10 and five years, respectively.  The Company continues to reassess the estimated remaining term at each subsequent reporting period.

For the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, the Company recorded collaboration revenue of $18, $612, $36 and $944, respectively, related to its efforts under the Merck KGaA Agreement. During the three and six months ended June 30, 2019, the Company recognized collaboration revenue and corresponding research and development expense of $184 and $1,221, respectively, related to the Merck KGaA Supply Agreement. Included in accounts receivable as of June 30, 2019 and December 31, 2018 were $262 and $450, respectively, related to the Merck KGaA Supply Agreement.

As of June 30, 2019, the Company had $5,481 in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement that will be recognized in accordance with the proportional performance method.

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

Under the XMT-1522 Agreement, the Company and Takeda shared equally all Post-Phase 1 Development costs through the date of termination and for a period of 30 days after the effective termination date. For the applicable period within the three months ended March 31, 2019, the Company was billed $200 by Takeda, representing the Company’s share of Post-Phase 1 Development costs incurred by Takeda. This amount has been reflected as research and development costs in the consolidated statement of operations.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Accounting Analysis

The Company concluded that the termination of the XMT-1522 Agreement and the 2016 Restated Agreement resulted in the completion of all of its remaining performance obligations. As a result, $39,965 of previously deferred revenue related to the Takeda agreements as of December 31, 2018 was recognized as revenue during the three months ended March 31, 2019. The Company did not recognize any revenue related to the XMT-1522 Agreement or the 2016 Restated Agreement in the second quarter and will not have any further revenue related to these agreements.

Included in accounts receivable as of June 30, 2019 and December 31, 2018 was $26 and $9, respectively, related to the Takeda agreements. Included in accounts payable as of June 30, 2019 and December 31, 2018 was $2,754 and $2,749, respectively, related to the Takeda agreements.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the six months ended June 30, 2019:

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Six months ended June 30, 2019
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$46,196	$—	$40,715	$5,481

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Six months ended June 30, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$52,439	$1,524	$5,755	$48,208

During the three and six months ended June 30, 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$123	$2,691	$40,715	$5,755
Performance obligations satisfied in previous periods	$—	$—	$—	$—

Other Revenue

The Company has provided limited services for a collaboration partner, Asana BioSciences. For the six months ended June 30, 2019 and 2018, the Company recognized revenue of $15 and $195, respectively, related to these services. The Company did not recognize any revenue related to these services in the three months ended June 30, 2019 and 2018. In addition, during the three and six months ended June 30, 2018, the Company recognized revenue of $1,500 related to a milestone achieved upon the completion of a GLP toxicology study by Asana BioSciences. The Company did not recognize any revenue related to milestones in the three and six months ended June 30, 2019. The next potential

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical trial by Asana BioSciences.

4. Fair value measurements

The following table presents information about the Company's assets and liabilities regularly measured and carried at a fair value and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value as of June 30, 2019 and December 31, 2018:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Marketable securities:
Commercial paper	$2,959	$—	$2,959	$—
Corporate bonds	9,012	—	9,012	—
	$11,971	$—	$11,971	$—

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Marketable securities:
U.S. Treasuries	$10,497	$10,497	$—	$—
	$10,497	$10,497	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities. There were no changes in valuation techniques or transfers between fair value measurement levels during the six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, cash and cash equivalents were comprised of cash and money market funds. As of June 30, 2019, the carrying value of the Company’s outstanding borrowing under the Credit Facility approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The Credit Facility is discussed more detail in Note 7, “Debt”.

5. Marketable securities

The following table summarizes marketable securities held at June 30, 2019 and December 31, 2018:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2019
Commercial paper	$2,959	$—	$—	$2,959
Corporate bonds	9,001	11	—	9,012
	$11,960	$11	$—	$11,971

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018
U.S. Treasuries	$10,505	$—	$(8)	$10,497
	$10,505	$—	$(8)	$10,497

6. Accrued expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued payroll and related expenses	$2,108	$3,042
Accrued preclinical, manufacturing and clinical expenses	5,655	8,314
Accrued professional fees and insurance	1,770	567
Accrued other	228	452
	$9,761	$12,375

7. Debt

On May 8, 2019, the Company entered into a loan and security agreement (the Credit Facility) with Silicon Valley Bank (SVB) pursuant to which the Company can borrow, at its option, up to $20,000, in up to four principal advances of at least $5,000 each (each, a Term Loan or collectively, the Term Loans) through August 31, 2020. The Company drew $5,000 on the Term Loan upon execution of the Credit Facility.

The Term Loans bear interest at a floating per annum rate equal to the greater of (i) 4.0% and (ii) 1.50% below the Prime Rate, as defined.  The Company is obligated to make monthly interest only payments on each outstanding Term Loan commencing on the first calendar day of the month following the funding date of such Term Loan and continuing on the first calendar day of each month thereafter through August 31, 2020. Commencing on September 1, 2020 and continuing on the first calendar day of each month thereafter, the Company is obligated to make 30 consecutive equal payments of principal, together with applicable interest in arrears to SVB.

All outstanding principal and accrued and unpaid interest with respect to the Term Loans are due and payable in full on February 1, 2023. Upon repayment of the Term Loans, the Company is also required to make a final payment to SVB equal to 5.0% of the principal amount of the Term Loans then extended to the Company. This final payment is accreted under the effective interest method over the life of each loan. The Term Loans are secured by substantially all of the Company’s assets, except for its intellectual property which is subject to a negative pledge, and certain other customary exclusions.

At the Company’s option, it may prepay the outstanding principal balance of any Term Loans in whole but not in part, subject to a prepayment fee of: (a) 3.0% of the Term Loans then extended to the Company if the prepayment occurs on or prior to May 8, 2020, (b) 2.0% of the Term Loans then extended to the Company if the prepayment occurs after May 8, 2020 but on or prior to May 8, 2021, or (c) 1.0% of the Term Loans then extended to the Company if the prepayment occurs after May 8, 2021 but before February 1, 2023. In the event the Company has not borrowed a total of $20,000 upon the earlier of August 21, 2020, acceleration of the Company’s payment obligations or Company’s prepayment of the then extended Term Loans, the Company is required to pay an additional fee in equal to 3.0% of any unborrowed portion of the committed funding (the Unused Term Loan Commitment Fee).

The Credit Facility includes customary affirmative, financial, and restrictive covenants applicable to the Company.  Affirmative covenants include, among others, covenants requiring the Company to maintain its corporate existence and

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. Financial covenants include maintaining a liquidity ratio (as defined in the Credit Facility) of 1.50 to 1.00. The restrictive covenants include, among others, requirements relating to the Company’s ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets and agree to a change in control, in each case subject to certain customary exceptions.

The Company’s payment obligations under the Credit Facility are subject to acceleration upon the occurrence of specified events of default, which include, but are not limited to, the occurrence of a material adverse change in the Company’s business, operations, or financial or other condition. Amounts outstanding upon the occurrence of an event of default are payable upon SVB’s demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. As of June 30, 2019, the Company was in compliance with all covenants under the Credit Facility. As such, as of June 30, 2019, the classification of the loan balance was long-term based on the timing of payment obligations.

The Company incurred $215 of debt issuance costs related to external legal and transaction fees. The Company recorded the debt issuance costs as a direct deduction from the carrying value of the Term Loans which are amortized as interest expense using the effective-interest method over the term of the Term Loans.

As of June 30, 2019, the Company had drawn a Term Loan of $5,000.

As of June 30, 2019, Debt consisted of the following:

June 30,
2019
Total debt	$5,000
Debt financing costs, net of accretion	(206)
Accretion related to final payment	11
Long-term debt, net	$4,805

As of June 30, 2019, the estimated future principal payments due are as follows:

2019 (excluding the six months ended June 30, 2019)	$—
2020	666
2021	2,000
2022	2,000
2023	334
Total debt	$5,000

During the three months ended June 30, 2019, the Company recognized $13 of interest expense related to the Credit Facility.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

8. Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(17,071)	$(12,354)	$4,830	$(24,756)
Denominator:
Weighted-average number of shares - basic	47,708,085	22,966,314	39,051,958	22,891,831
Dilutive securities - share-based awards	-	-	1,023,184	-
Dilutive securities - common stock warrants	-	-	109,232	-
Weighted-average number of shares - diluted	47,708,085	22,966,314	40,184,374	22,891,831

Net income (loss) per share - basic	$(0.36)	$(0.54)	$0.12	$(1.08)
Net income (loss) per share - diluted	$(0.36)	$(0.54)	$0.12	$(1.08)

For the three and six months ended June 30, 2019 and 2018, basic earnings per share were computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

For the six months ended June 30, 2019, diluted earnings per share was computed using the "treasury method" by dividing the net income by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. The weighted-average number of shares of common stock were adjusted for the potential dilutive effect of the exercise of stock options and warrants to purchase common stock.

Anti-dilutive stock-based awards excluded from the calculation of diluted EPS for the six months ended June 30, 2019 were 2,860,328.

For the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2018, potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive, therefore basic and diluted net loss per share were the same for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2018.

9. Stockholders’ equity

Preferred stock

As of June 30, 2019, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

At June 30, 2019 and December 31, 2018, there were 4,674,458 and 3,856,932 shares of common stock, respectively, reserved for the exercise of outstanding stock options and warrants.

	June 30,	December 31,
	2019	2018
Warrants	110,365	110,365
Stock options	4,564,093	3,746,567
	4,674,458	3,856,932

At-the-market equity offering program

On July 2, 2018, the Company established an at-the-market equity offering program (ATM) pursuant to which it is able to offer and sell up to $75,000 of its common stock from time to time at prevailing market prices. As of June 30, 2019, the Company had not sold any shares under the ATM.

Warrants

In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of June 30, 2019, warrants to purchase 110,365 shares of common stock were outstanding.

10. Stock options

Stock option plans

In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan).  Under the 2017 Plan, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards. The 2017 Plan provides that the number of shares of common stock issuable under the 2017 Plan shall be increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. As of the adoption date of the 2017 Plan, there were 3,141,625 options outstanding under the Company’s 2007 Stock Incentive Plan (the 2007 Plan) (the 2007 Plan and the 2017 Plan collectively are referred to as the Plans). Any cancellations under the 2007 Plan would increase the number of shares that could be granted under the 2017 Plan. In January 2019, the number of shares of common stock issuable under the Plan was increased by 929,378 shares. As of June 30, 2019, there were 2,152,015 shares available for future issuance under the 2017 Plan.

With respect to incentive stock options, the option price per share will equal the fair market value of the common stock on the date of grant, as determined by the Board, and the vesting period is generally four years. Nonqualified stock options will be granted at an exercise price established by the Board at its sole discretion (which has not been less than fair market value on the date of grant) and the vesting periods may vary. Options granted under the 2017 Plan expire no later than 10 years from the date of grant. The Board may accelerate vesting or extend the expiration of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

A summary of the activity under the Plans is as follows:

		Weighted-	Remaining
	Number	Average	Contractual Life	Aggregate
	of Shares	Exercise Price	(in years)	Intrinsic Value

Options outstanding at January 1, 2019	3,746,567	$6.58	7.6	$3,897
Granted	1,245,133	3.73
Exercised	(44,885)	2.20
Cancelled	(382,722)	9.66
Options outstanding at June 30, 2019	4,564,093	$5.58	7.6	$4,178

Options exercisable at June 30, 2019	2,385,051	$4.21	6.3	$3,655

The weighted-average grant date fair value of options granted during the six months ended June 30, 2019 and 2018, was $2.46 and $9.56 per share, respectively.

Cash received from the exercise of stock options was $100 and $725 for the six months ended June 30, 2019 and 2018, respectively.

Stock-based compensation

The Company uses the provisions of ASC 718, Stock Compensation, to account for stock-based awards.

The measurement date for employee awards is generally the date of grant. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period, using the straight-line method.

The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$533	$438	$1,049	$807
General and administrative	628	518	1,276	896
Stock-based compensation expense included in total operating expenses	$1,161	$956	$2,325	$1,703

The Company had an aggregate of $9,091 of unrecognized stock compensation cost as of June 30, 2019 remaining to be amortized over the weighted-average period of 2.3 years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.0%	2.8%	2.5%	2.7%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.70	6.10	5.95	6.08
Expected stock price volatility	74%	73%	74%	73%

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Employee Stock Purchase Plan

During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP. In January 2019, the number of shares of common stock for issuance under the 2017 ESPP was increased by 232,344 shares. During each of the three and six months ended June 30, 2019, the Company issued 82,281 shares under the 2017 ESPP. The Company did not issue any shares under the 2017 ESPP during the three and six months ended June 30, 2018. As of June 30, 2019, there were 332,877 shares available for issuance under the 2017 ESPP.

11. Leases

The Company has an operating lease for its facility and operating and finance leases for certain equipment. The Company leases office space in Cambridge, MA under an operating lease, which was last amended in January 2018, and is effective through March 2021. The Company has an option to extend the lease term for an additional five years. The Company’s exercise of this option was not considered reasonably certain as of June 30, 2019. The Company has remaining lease terms of three years to five years for certain equipment, some of which may include options to purchase at fair value.

During the first quarter of 2019, the Company entered into finance leases for certain equipment. The Company recorded assets under finance leases of $429 as property and equipment.

The components of lease expense were as follows:

	Three months ended	Six months ended
	June 30, 2019
Operating lease cost	$540	$1,080

Finance lease cost:
Amortization of right-of-use assets	$24	$24
Interest on lease liabilities	7	7
	$31	$31

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

Supplemental balance sheet information related to leases was as follows:

Six months ended
June 30, 2019
Operating leases:
Operating lease right-of-use assets	$3,508
Operating lease liabilities, current	2,074
Operating lease liabilities	1,823

Finance leases:
Property and equipment, gross	$429
Property and equipment, accumulated depreciation	(24)
Other liabilities, current	84
Other liabilities	323

Weighted-average remaining lease term:
Operating leases	1.8 years
Finance leases	4.2 years

Weighted-average discount rate:
Operating leases	10.3%
Finance leases	6.9%

Supplemental cash flow information related to leases was as follows:

Six months ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,100
Operating cash flows from finance leases	7
Financing cash flows from finance leases	29
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,369
Finance leases	429

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

	Operating leases	Finance leases
2019 (excluding the six months ended June 30, 2019)	$1,171	$58
2020	2,394	116
2021	687	116
2022	—	84
2023 and thereafter	—	92
	4,252	466
Imputed interest	—	(37)
	$4,252	$429

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(unaudited)

(in thousands, except share and per share data)

12. Commitments

License agreements

Through June 30, 2019, the Company had licensed intellectual property from two biotechnology companies. The consideration included upfront payments and a commitment to pay annual license fees, milestone payments and, upon product commercialization, royalties on revenue generated from the sale of products covered by the licenses. The Company did not record any milestone payments during the six months ended June 30, 2019 and 2018, respectively.

13. Subsequent events

For the purposes of the unaudited financial statements as of June 30, 2019 and the period then ended, the Company has evaluated subsequent events through August 8, 2019, the date the unaudited interim financial statements were issued. There were no items requiring adjustment or disclosure in the consolidated financial statements.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing antibody drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged over 20 years of industry learning in the ADC field to develop proprietary technologies that enable us to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. Our novel platform, Dolaflexin, has been used to generate a pipeline of proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC-based therapies. Our lead product candidate, XMT-1536, is a first-in-class, wholly-owned Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma. The first patient was dosed on XMT-1536 in late 2017 and the study is currently in Phase 1 dose escalation in ovarian cancer, NSCLC adenocarcinoma and rare cancers potentially expressing NaPi2b.

In June 2019, we presented interim efficacy and safety data from the ongoing Phase 1 dose-escalation study evaluating XMT-1536 at the American Society of Clinical Oncology (ASCO) Annual Meeting in a poster titled “Phase 1 dose escalation study of XMT-1536, a novel NaPi2b-targeting antibody-drug conjugate (ADC), in patients (pts) with solid tumors likely to express NaPi2b.” We continue to add sites in anticipation of dosing patients in the expansion groups in the third quarter of 2019. We plan to expand into patient groups aimed at establishing proof of concept in platinum-resistant ovarian cancer and NSCLC adenocarcinoma.

Since inception, our operations have focused on building our platform, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical and toxicology studies, manufacturing clinical trial material and conducting clinical trials, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock.

Since inception, we have incurred significant cumulative operating losses. In the first quarter of 2019, we recognized revenue of $40.0 million, which had previously been deferred, as a result of the termination of the partnerships with Takeda, which resulted in net income of $4.8 million for the six months ended June 30, 2019. Cash used in operations for the three and six months ended June 30, 2019 was $14.2 million and $38.9 million, respectively. We expect to incur operating expenses during the year ended December 31, 2019 that will result in net loss for the year. As of June 30,

2019, we had an accumulated deficit of $159.3 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

In June 2014, we entered into an agreement with Merck KGaA for the development and commercialization of ADC product candidates utilizing our Fleximer polymer scaffold for up to six target antigens. Merck KGaA is responsible for generating antibodies against the target antigens and we are responsible for generating Fleximer and our proprietary payloads and conjugating this to the antibody to create the ADC product candidates. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In May 2018, we entered into a supply agreement with Merck KGaA for the supply of materials that could be used for Investigational New Drug-enabling studies and clinical trials.

For the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, we recognized revenue of $0.2 million, $0.6 million, $1.2 million and $0.9 million, respectively, related to our license agreement and supply agreement with Merck KGaA.

In January 2016, we entered into an agreement with Takeda for the development and commercialization of XMT-1522, a HER2-targeted ADC. Under this agreement, Takeda was granted the exclusive right and responsibility to commercialize XMT-1522 outside the United States and Canada. In addition, in January 2016, we entered into an agreement with Takeda for the development and commercialization of ADC product candidates utilizing Fleximer.

In January 2019, following a strategic evaluation by the Company of the competitive environment for HER2-targeted therapies, the Company and Takeda discontinued the development of XMT-1522, which was then being studied in the dose escalation of a Phase 1 clinical trial. The Company’s collaboration agreements with Takeda were terminated following receipt of written notices during the first quarter of 2019.

We recognized the remaining deferred revenue of $40.0 million related to the termination of the Takeda agreements in the first quarter of 2019. We did not recognize any revenue related to the Takeda agreements in the second quarter and will not have any further revenue related to these agreements.

We have provided limited services for Asana BioSciences. We recorded an immaterial amount of revenue and revenue of $0.2 million in the six months ended June 30, 2019 and 2018, respectively, related to these services. We did not record any revenue related to these services in the three months ended June 30, 2019 or 2018. In addition, the Company recognized revenue of $1.5 million related to a milestone achieved during the three and six months ended June 30, 2018. The Company did not recognize any revenue related to milestones in the three and six months ended June 30, 2019.

We expect substantially all of our revenue to be generated from our collaboration agreements with Merck KGaA and Asana BioSciences. Given the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments or any royalty payments under these collaborations.

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

A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis following nomination as a product candidate. We have not historically tracked all of our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program, following nomination as a development candidate. All external expenses not attributable to the XMT-1536 and XMT-1522 programs are captured within preclinical and discovery costs. These costs relate to our next ADC clinical candidate, as well as additional earlier discovery stage programs and certain unallocated costs. Our internal research and development costs are primarily personnel-related costs, stock-based compensation costs, facility costs, including depreciation, and lab consumables.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
XMT-1536 external costs	$1,791	$2,816	$4,609	$4,633
XMT-1522 external costs	985	3,214	1,963	6,701
Preclinical and discovery costs	4,281	719	8,388	1,845
Internal research and development costs	6,709	5,914	13,949	11,740
Total research and development costs	$13,766	$12,663	$28,909	$24,919

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

Other income (expense)

Other income (expense) consists of interest income earned on cash equivalents and marketable securities. Interest expense was related to our outstanding borrowings under the credit facility that we entered into on May 9, 2019, consisting of the floating per annum rate interest due on the outstanding borrowings, a final payment of 5% of the amounts drawn down that is being recorded as interest expense over the term through the maturity date using the effective-interest method, the amortization of the deferred financing costs, and the accretion of debt discount relating to the credit facility.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three months ended
	June 30,
(in thousands)	2019	2018	Dollar Change
Collaboration revenue	$202	$4,191	$(3,989)
Operating expenses:
Research and development	13,766	12,663	1,103
General and administrative	4,192	4,231	(39)
Total operating expenses	17,958	16,894	1,064
Other income (expense):
Interest income	725	349	376
Interest expense	(40)	—	(40)
Total other income (expense), net	685	349	336
Net income (loss)	$(17,071)	$(12,354)	$(4,717)

Collaboration Revenue

Collaboration revenue was $0.2 million during the three months ended June 30, 2019, compared to $4.2 million during the three months ended June 30, 2018, a decrease of $4.0 million, primarily as a result of the termination of the XMT-1522 agreement with Takeda, the timing of efforts to support partner programs and, in addition, the recognition of a milestone during the three months ended June 30, 2018.

Research and Development Expense

Research and development expense increased by $1.1 million from $12.7 million for the three months ended June 30, 2018 to $13.8 million for the three months ended June 30, 2019, an increase of 9%. The increase in research and development expense was primarily attributable to the following:

•

$0.7 million increased external research and development expenses primarily related to increased preclinical and discovery expenses associated with our next ADC clinical candidate, offset by decreased manufacturing costs for XMT-1536 and XMT-1522;

•	$0.5 million in increased employee compensation primarily due to an increase in headcount as our programs progress in clinical and preclinical studies;
•	$0.1 million in increased lab consumables and facilities costs;
•	$0.2 million due to decreased external clinical and regulatory expenses related to decreased XMT-1522 program costs, offset by increased XMT-1536 program costs.

We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense were approximately $4.2 million during the three months ended June 30, 2019 and 2018. General and administrative expense remained flat due to the following:

•	$0.2 million in increased employee compensation primarily due to additional headcount as we build the infrastructure to support the growth of the research and development organization;

•	$0.2 million due to decreased consulting and professional fees.

We expect that our general and administrative expense will increase in the future to support continued research and development activities. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income (Expense)

Other income (expense), net, was $0.7 million and $0.3 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Other income consists primarily of interest income on cash equivalents and marketable securities, which increased $0.4 million due to higher investable balances for the three months ended June 30, 2019. Interest expense was related to our outstanding borrowings under the credit facility.

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six months ended
	June 30,
(in thousands)	2019	2018	Dollar Change
Collaboration revenue	$41,237	$7,255	$33,982
Operating expenses:
Research and development	28,909	24,919	3,990
General and administrative	8,635	7,801	834
Total operating expenses	37,544	32,720	4,824
Other income (expense):
Interest income	1,177	709	468
Interest expense	(40)	—	(40)
Total other income (expense), net	1,137	709	428
Net income (loss)	$4,830	$(24,756)	$29,586

Collaboration Revenue

Collaboration revenue was $41.2 million during the six months ended June 30, 2019, compared to $7.3 million during the six months ended June 30, 2018, an increase of $34.0 million, primarily as a result of the termination of the Takeda agreements and the recognition of remaining deferred revenue of $40.0 million, and $1.2 million related to the recognition of revenue for the Merck supply agreement.

Research and Development Expense

Research and development expense increased by $4.0 million from $24.9 million for the six months ended June 30, 2018 to $28.9 million for the six months ended June 30, 2019, an increase of 16%. The increase in research and development expense was primarily attributable to the following:

•

$2.6 million increased external research and development expenses primarily related to increased preclinical and discovery expenses associated with our next ADC clinical candidate, offset by decreased manufacturing costs for XMT-1536 and XMT-1522;

•	$1.3 million in increased employee compensation primarily due to an increase in headcount as our programs progress in clinical and preclinical studies;
•	$0.8 million in increased lab consumables and facilities costs;
•	$0.7 million due to decreased external clinical and regulatory expenses related to decreased XMT-1522 program costs, offset by increased XMT-1536 program costs.

We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense increased by $0.8 million from $7.8 million during the six months ended June 30, 2018 to $8.6 million for the six months ended June 30, 2019, an increase of 11%. The increase in general and administrative expense was primarily attributable to $0.8 million in increased employee compensation primarily due to additional headcount as we build the infrastructure to support the growth of the research and development organization.

We expect that our general and administrative expense will increase in the future to support continued research and development activities. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income (Expense)

Other income (expense), net, was $1.1 million and $0.7 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Other income consists primarily of interest income on cash equivalents and marketable securities, which increased $0.4 million due to higher investable balances for the six months ended June 30, 2019. Interest expense was related to our outstanding borrowings under the credit facility.

Liquidity and Capital Resources

Sources of Liquidity

Since our initial public offering in July 2017, we have financed our operations primarily with the proceeds from that offering and our 2019 follow-on public offering. The follow-on public offering was completed on March 5, 2019 and resulted in net proceeds of $92.2 million. On May 8, 2019, the Company entered into a term loan agreement for up to $20.0 million, of which $5.0 million was funded in connection with the execution of the agreement. No additional amounts have been drawn since the initial $5.0 million. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $128.2 million.

On July 2, 2018, we established an ATM pursuant to which we are able to offer and sell up to $75.0 million of our common stock from time to time at prevailing market prices. As of June 30, 2019, we had not sold any shares under the ATM and had $75.0 million of availability under the program.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six months ended
	June 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(38,884)	$(28,838)
Net cash provided by (used in) investing activities	(2,025)	52,745
Net cash provided by financing activities	97,481	644
Increase in cash, cash equivalents and restricted cash	$56,572	$24,551

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $38.9 million as compared to $28.8 million during the six months ended June 30, 2018. The increase was due primarily to an increase in operating expenses and the timing of payments made to vendors.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $2.0 million during the six months ended June 30, 2019 and consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities was $52.7 million during the six months ended June 30, 2018 and consisted primarily of maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $97.5 million during the six months ended June 30, 2019 as compared to $0.6 million during the six months ended June 30, 2018. During the six month ended June 30, 2019 cash provided by financing activities consisted primarily of the proceeds from the Company’s follow-on public offering and issuance of debt. During the six months ended June 30, 2018, cash provided by financing activities resulted primarily of the proceeds from exercises of stock options.

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

We expect that our cash, cash equivalents, and marketable securities will enable us to fund our operating plan through at least mid-2021. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. We do not have any committed external source of funds outside of those to be earned in connection with our agreements with Merck KGaA and Asana BioSciences, if development activities are successful under those agreements. Future debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or six months ended June 30, 2019 and 2018.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this

Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 6. Exhibits.

EXHIBIT 3.1	-	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 3.2	-	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 10.1	-	Loan and Security Agreement dated May 8, 2019, by and between Mersana Therapeutics, Inc. and Silicon Valley Bank

EXHIBIT 10.2		First Amendment to Loan and Security Agreement, dated June 21, 2019, by and between Mersana Therapeutics, Inc. and Silicon Valley Bank

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: August 8, 2019	By:	/s/ Anna Protopapas
Anna Protopapas
President and Chief Executive Officer

Dated: August 8, 2019	By:	/s/ Brian DeSchuytner
Brian DeSchuytner
Senior Vice President, Finance & Product Strategy