Form 10-Q
period 2019-09-30
Mersana Therapeutics, Inc.
filed 2019-11-06
CIK 1442836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 47,883,522 shares of Common Stock ($0.0001 par value per share) outstanding as of November 4, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Mersana Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$58,196	$59,634
Short-term marketable securities	53,806	10,497
Accounts receivable	298	459
Prepaid expenses and other current assets	2,397	3,715
Total current assets	114,697	74,305
Property and equipment, net	2,446	2,694
Operating lease right-of-use assets	3,059	—
Other assets	1,453	1,503
Total assets	$121,655	$78,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,304	$10,727
Accrued expenses	8,037	12,375
Deferred revenue	4,646	46,196
Operating lease liabilities	2,145	—
Short-term debt	167	—
Other liabilities	85	127
Total current liabilities	22,384	69,425
Operating lease liabilities	1,257	—
Long-term debt, net	4,670	—
Other liabilities	299	282
Total liabilities	28,610	69,707
Commitments (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 47,882,897 and 23,234,472 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5	3
Additional paid-in capital	269,140	172,966
Accumulated other comprehensive income (loss)	28	(8)
Accumulated deficit	(176,128)	(164,166)
Total stockholders’ equity	93,045	8,795
Total liabilities and stockholders’ equity	$121,655	$78,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Collaboration revenue	$844	$2,151	$42,081	$9,405
Operating expenses:
Research and development	13,701	15,180	42,610	40,098
General and administrative	4,436	4,380	13,072	12,181
Total operating expenses	18,137	19,560	55,682	52,279
Other income (expense):
Interest income	608	340	1,785	1,049
Interest expense	(107)	—	(146)	—
Total other income (expense), net	501	340	1,639	1,049
Net loss	(16,792)	(17,069)	(11,962)	(41,825)
Other comprehensive loss:
Unrealized gain on marketable securities	17	48	36	107
Comprehensive loss	$(16,775)	$(17,021)	$(11,926)	$(41,718)
Net loss attributable to common stockholders — basic and diluted	$(16,792)	$(17,069)	$(11,962)	$(41,825)
Net loss per share attributable to common stockholders — basic and diluted	$(0.35)	$(0.74)	$(0.28)	$(1.82)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	47,833,607	23,152,019	42,011,340	22,979,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	22,765,017	$3	$168,018	$(149)	$(97,878)	$69,994
Cumulative effect adjustment for adoption of ASC 606	—	—	—	—	(2,031)	(2,031)
Exercise of stock options	104,945	—	255	—	—	255
Stock-based compensation expense	—	—	745	—	—	745
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(12,403)	(12,403)
Balance at March 31, 2018	22,869,962	3	169,018	(162)	(112,312)	56,547
Exercise of stock options	247,776	—	470	—	—	470
Stock-based compensation expense	—	—	958	—	—	958
Other comprehensive income	—	—	—	72	—	72
Net loss	—	—	—	—	(12,354)	(12,354)
Balance at June 30, 2018	23,117,738	3	170,446	(90)	(124,666)	45,693
Exercise of stock options	43,137	—	128	—	—	128
Stock-based compensation expense	—	—	1,053	—	—	1,053
Other comprehensive income	—	—	—	48	—	48
Net loss	—	—	—	—	(17,069)	(17,069)
Balance at September 30, 2018	23,160,875	3	171,627	(42)	(141,735)	29,853
Exercise of stock options	31,411	—	65	—	—	65
Purchase of common stock under ESPP	42,186	—	146	—	—	146
Stock-based compensation expense	—	—	1,128	—	—	1,128
Other comprehensive income	—	—	—	34	—	34
Net loss	—	—	—	—	(22,431)	(22,431)
Balance at December 31, 2018	23,234,472	3	172,966	(8)	(164,166)	8,795
Exercise of stock options	12,192	—	42	—	—	42
Issuance of common stock under public offering, net of issuance costs of $5,587	24,437,500	2	92,160	—	—	92,162
Stock-based compensation expense	—	—	1,164	—	—	1,164
Other comprehensive income	—	—	—	8	—	8
Net income	—	—	—	—	21,901	21,901
Balance at March 31, 2019	47,684,164	5	266,332	—	(142,265)	124,072
Exercise of stock options	32,693	—	58	—	—	58
Purchase of common stock under ESPP	82,281	—	283	—	—	283
Stock-based compensation expense	—	—	1,161	—	—	1,161
Other comprehensive income	—	—	—	11	—	11
Net loss	—	—	—	—	(17,071)	(17,071)
Balance at June 30, 2019	47,799,138	5	267,834	11	(159,336)	108,514
Exercise of stock options and warrants	83,759	—	21	—	—	21
Stock-based compensation expense	—	—	1,285	—	—	1,285
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(16,792)	(16,792)
Balance at September 30, 2019	47,882,897	$5	$269,140	$28	$(176,128)	$93,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(11,962)	$(41,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	963	907
Loss on disposal of fixed assets	—	20
Net amortization of premiums and discounts on investments	(87)	(288)
Stock-based compensation	3,610	2,756
Non-cash rent expense	—	77
Non-cash interest expense	65	—
Changes in operating assets and liabilities:
Accounts receivable	161	198
Prepaid expenses and other current assets	1,318	(1,379)
Other assets	—	(1,433)
Accounts payable	(3,102)	3,619
Accrued expenses	(4,518)	3,568
Operating lease assets and liabilities	(66)	—
Deferred revenue	(41,550)	(5,532)
Net cash used in operating activities	(55,168)	(39,312)

Cash flows from investing activities
Maturities of marketable securities	10,500	74,565
Purchase of marketable securities	(53,688)	—
Purchase of property and equipment	(605)	(1,093)
Net cash provided by (used in) investing activities	(43,793)	73,472

Cash flows from financing activities
Net proceeds from public offering of common stock	92,162	—
Proceeds from exercise of stock options	121	853
Proceeds from purchases of common stock under ESPP	283	—
Proceeds from issuance of debt, net of issuance costs	4,965	—
Payments under capital lease obligations	(58)	—
Net cash provided by financing activities	97,473	853

Increase (decrease) in cash, cash equivalents and restricted cash	(1,488)	35,013
Cash, cash equivalents and restricted cash, beginning of period	60,005	26,962
Cash, cash equivalents and restricted cash, end of period	$58,517	$61,975

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$75
Debt financing costs in accrued expenses	$180	$—
Cash paid for interest	$64	$—
Property and equipment acquired under finance leases	$429	$—
Adjustment to accumulated deficit and deferred revenue upon adoption of Topic 606	$—	$2,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements

(in thousands, except share and per share data)

(unaudited)

1. Nature of business and basis of presentation

Mersana Therapeutics, Inc. is a clinical stage biopharmaceutical company located in Cambridge, Massachusetts. The Company is focused on developing antibody drug conjugates (ADCs) that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged over 20 years of industry learning in the ADC field to develop proprietary technologies that enable it to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s novel platform, Dolaflexin, has been used to generate proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC‑based therapies. The Company’s lead product candidate, XMT‑1536, is a first-in-class, wholly-owned Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma. In August 2019, the Company announced the dosing of the first patient in the expansion portion of the Phase 1 study of XMT-1536. The expansion cohorts will assess the efficacy, safety and tolerability of XMT-1536 at 36 mg/m2 every four weeks in patients with platinum-resistant ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma. The Company has not yet determined a maximum tolerated dose, and it plans to continue the dose escalation portion of the study in parallel.

In January 2019, following a strategic evaluation by the Company of the competitive environment for HER2-targeted therapies, the Company and its former partner, Takeda Pharmaceutical Company Limited, or Takeda, decided to discontinue the development of XMT-1522, which was then being studied in the dose escalation portion of a Phase 1 clinical trial. The Company’s collaboration agreements with Takeda were terminated during the first quarter of 2019.

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

The Company has incurred cumulative net losses since inception. For the nine months ended September 30, 2019, the net loss was $11,962, compared to $41,825 in the nine months ended September 30, 2018. The difference year over year is primarily attributable to $39,965 in revenue that was recognized in the first quarter of 2019 as a result of the discontinuation of the partnership with Takeda in the first quarter of 2019. The Company did not recognize any revenue related to the collaboration agreements with Takeda in the second or third quarter of 2019 and does not expect to have any further revenue related to these agreements.

Cash used in operations was $55,168 for the nine months ended September 30, 2019 and $39,312 for the nine months ended September 30, 2018. The Company expects to continue to incur operating losses and negative operating cash flows for the foreseeable future. As of September 30, 2019, the Company had an accumulated deficit of $176,128. The future success of the Company is dependent on its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital. The Company believes that its cash, cash equivalents, and marketable securities, as of September 30, 2019, will enable it to fund its operating plan through at least mid-2021. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, a statement of stockholders’ equity for the nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Such adjustments are of a normal and recurring nature, other than the adjustments associated with the adoption of ASC 842, Leases (ASC 842). The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Summary of Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K, except as noted below with respect to the Company’s lease accounting policies and as disclosed within the “Recently Issued Accounting Pronouncements” section below.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

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

The following amounts were presented as cash, cash equivalents and restricted cash:

	Nine months ended		Nine months ended
	September 30, 2019		September 30, 2018
	Beginning	End	Beginning	End
	of period	of period	of period	of period
Cash and cash equivalents	$59,634	$58,196	$26,591	$61,604
Restricted cash included in other assets, noncurrent	371	321	371	371
Total cash, cash equivalents and restricted cash per statement of cash flows	$60,005	$58,517	$26,962	$61,975

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

Other Assets

The Company recorded other assets of $1,453 and $1,503 as of September 30, 2019 and December 31, 2018, respectively, comprised of restricted cash of $321 and $371, respectively, held as security deposits for a standby letter of credit and $1,132 at the end of each period held by a service provider.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and nine months ended September 30,
	2019	2018
Warrants	39,474	110,365
Restricted stock units	447,336	—
Stock options	4,718,597	3,661,962
	5,205,407	3,772,327

Leases

Consistent with ASC 842, the Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use lease assets (ROU assets), current portion of lease obligations and long-term lease obligations on the Company’s consolidated balance sheets. Assets subject to finance leases are included in property and equipment, and the related lease obligation is included in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while expense for financing leases is recognized as depreciation expense and interest expense using the effective interest method. The Company has elected the short-term lease recognition exemption for short-term leases, which allows the Company not to recognize lease liabilities and ROU assets on the consolidated balance sheets for leases with an original term of twelve months or less.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Certain adjustments to the ROU asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the fixed rate at which the Company could borrow, on a collateralized basis, the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.  Prospectively, the Company will adjust the

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

ROU assets for straight-line rent expense, or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

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

The Company recognizes revenue related to the exclusive license and the research and development services over the estimated period of the research and development services using a proportional performance model.  The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred as the Company will satisfy the performance obligations as the research and development services are performed. To the extent that the Company receives fees for the research and development services as they are performed, these amounts are recorded as deferred revenue. Revenue related to future technological improvements and joint research committee services will be recognized ratably over the respective performance periods (which in the case of the joint research committee services approximates the time and cost incurred each quarter), which are 10 and five years, respectively.  The Company continues to reassess the estimated remaining term at each subsequent reporting period. As of December 31, 2018, the total transaction price for the Merck KGaA Agreement was $22,070, which represents the amount of consideration the Company is expected to receive for the transfer of goods and services to Merck KGaA. For each of the three and nine months ended September 30, 2019, the Company decreased the fees expected to be received for research and development activities by $570 to $6,500, resulting in a revised total transaction price for the Merck KGaA Agreement of $21,500 as of September 30, 2019.

For the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, the Company recorded collaboration revenue of $800, $1,482, $836 and $2,426, respectively, related to its efforts under the Merck KGaA Agreement. During the three and nine months ended September 30, 2019, the Company recognized

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

collaboration revenue and corresponding research and development expense of $34 and $1,255, respectively, related to the Merck KGaA Supply Agreement. Included in accounts receivable as of September 30, 2019 and December 31, 2018 were $262 and $450, respectively, related to the Merck KGaA Supply Agreement.

As of September 30, 2019, the Company had $4,646 in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement that will be recognized in accordance with the proportional performance method.

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

Included in accounts receivable as of September 30, 2019 and December 31, 2018 was $26 and $9, respectively, related to the Takeda agreements. Included in accounts payable as of September 30, 2019 and December 31, 2018 was $2,754 and $2,749, respectively, related to the Takeda agreements.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the nine months ended September 30, 2019 and 2018:

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Nine months ended September 30, 2019
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$46,196	$—	$41,550	$4,646

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Nine months ended September 30, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$52,439	$2,373	$7,906	$46,906

During the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$834	$1,760	$41,550	$7,515
Performance obligations satisfied in previous periods	$—	$—	$—	$—

Other Revenue

The Company has provided limited services for a collaboration partner, Asana BioSciences. For the three months ended September 30, 2019 and 2018 and nine months ended September 30, 2019 and 2018, the Company recognized revenue of $10, $587, $25 and $782, respectively, related to these services. In addition, during the nine months ended September 30, 2018, the Company recognized revenue of $1,500 related to a milestone achieved upon the completion of a GLP toxicology study by Asana BioSciences. The Company did not recognize any revenue related to milestones in the three and nine months ended September 30, 2019. The next potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical trial by Asana BioSciences. As of September 30, 2019, the Company considers this next milestone to be fully constrained as there is considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there is a high level of uncertainty in achieving this milestone, as this would require initiation of clinical trials by the collaboration partner. The Company reevaluates the probability of achievement of a milestone subject to constraint at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

4. Fair value measurements

The following table presents information about the Company's assets and liabilities regularly measured and carried at a fair value and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value as of September 30, 2019 and December 31, 2018:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Marketable securities:
Commercial paper	$14,871	$—	$14,871	$—
Corporate bonds	12,010	—	12,010	—
U.S. Treasuries	26,925	—	26,925	—
	$53,806	$—	$53,806	$—

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Marketable securities:
U.S. Treasuries	$10,497	$10,497	$—	$—
	$10,497	$10,497	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities. There were no changes in valuation techniques or transfers between fair value measurement levels during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, and December 31, 2018, cash and cash equivalents were comprised of cash and money market funds.

There were no changes in valuation techniques or transfers between fair value measurement levels during the nine months ended September 30, 2019 and 2018.

Cash and Cash Equivalents

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities. As of September 30, 2019, and December 31, 2018, cash and cash equivalents were comprised of cash and money market funds.

Marketable Securities

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities, corporate bonds and commercial paper. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields and other observable inputs. The Company validates the prices provided by its third-party pricing sources by obtaining market values from other pricing sources and analyzing pricing data in certain instances. As of September 30, 2019, the carrying value of the Company’s outstanding borrowing under the Credit Facility approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The Credit Facility is discussed more detail in Note 7, “Debt”.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

5. Marketable securities

The following table summarizes marketable securities held at September 30, 2019 and December 31, 2018:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2019
Commercial paper	$14,871	$—	$—	$14,871
Corporate bonds	11,984	26	—	12,010
U.S. Treasuries	26,923	2	—	26,925
	$53,778	$28	$—	$53,806

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018
U.S. Treasuries	$10,505	$—	$(8)	$10,497
	$10,505	$—	$(8)	$10,497

6. Accrued expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued payroll and related expenses	$3,080	$3,042
Accrued preclinical, manufacturing and clinical expenses	4,017	8,314
Accrued professional fees	710	567
Accrued other	230	452
	$8,037	$12,375

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

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

Company’s assets, except for its intellectual property which is subject to a negative pledge, and certain other customary exclusions.

At the Company’s option, it may prepay the outstanding principal balance of any Term Loans in whole but not in part, subject to a prepayment fee of: (a) 3.0% of the Term Loans then extended to the Company if the prepayment occurs on or prior to May 8, 2020, (b) 2.0% of the Term Loans then extended to the Company if the prepayment occurs after May 8, 2020 but on or prior to May 8, 2021, or (c) 1.0% of the Term Loans then extended to the Company if the prepayment occurs after May 8, 2021 but before February 1, 2023. In the event the Company has not borrowed a total of $20,000 upon the earlier of August 21, 2020, acceleration of the Company’s payment obligations or Company’s prepayment of the then extended Term Loans, the Company is required to pay an additional fee equal to 3.0% of any unborrowed portion of the committed funding (the Unused Term Loan Commitment Fee).

The Credit Facility includes customary affirmative, financial, and restrictive covenants applicable to the Company.  Affirmative covenants include, among others, covenants requiring the Company to maintain its corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. Financial covenants include maintaining a liquidity ratio (as defined in the Credit Facility) of 1.50 to 1.00. The restrictive covenants include, among others, requirements relating to the Company’s ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets and agree to a change in control, in each case subject to certain customary exceptions.

The Company’s payment obligations under the Credit Facility are subject to acceleration upon the occurrence of specified events of default, which include, but are not limited to, the occurrence of a material adverse change in the Company’s business, operations, or financial or other condition. Amounts outstanding upon the occurrence of an event of default are payable upon SVB’s demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. As of September 30, 2019, the Company was in compliance with all covenants under the Credit Facility. As such, as of September 30, 2019, the classification of the loan balance as stated on the balance sheet was based on the timing of payment obligations.

The Company incurred $215 of debt issuance costs related to external legal and transaction fees. The Company recorded the debt issuance costs as a direct deduction from the carrying value of the Term Loans which are amortized as interest expense using the effective-interest method over the term of the Term Loans.

As of September 30, 2019, the Company had drawn a Term Loan of $5,000.

As of September 30, 2019, Debt consisted of the following:

September 30,
2019
Total debt	$5,000
Less: Current portion of long-term-debt	(167)
Total debt, net of current portion	4,833
Debt financing costs, net of accretion	(191)
Accretion related to final payment	28
Long-term debt, net	$4,670

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

As of September 30, 2019, the estimated future principal payments due are as follows:

2019 (excluding the nine months ended September 30, 2019)	$—
2020	666
2021	2,000
2022	2,000
2023	334
Total debt	$5,000

During the three and nine months ended September 30, 2019, the Company recognized $51 and $64, respectively, of interest expense related to the Credit Facility.

8. Stockholders’ equity

Preferred stock

As of September 30, 2019, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

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

At September 30, 2019 and December 31, 2018, there were 5,205,407 and 3,856,932 shares of common stock, respectively, reserved for the exercise of outstanding stock options and warrants.

	September 30,	December 31,
	2019	2018
Warrants	39,474	110,365
Restricted stock units	447,336	—
Stock options	4,718,597	3,746,567
	5,205,407	3,856,932

At-the-market equity offering program

On July 2, 2018, the Company established an at-the-market equity offering program (ATM) pursuant to which it is able to offer and sell up to $75,000 of its common stock from time to time at prevailing market prices. As of September 30, 2019, the Company had not sold any shares under the ATM.

Warrants

In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

September 30, 2019, warrants to purchase 39,474 shares of common stock were outstanding. During the quarter ended September 30, 2019, the Company issued 69,680 shares of common stock upon the exercise of warrants.

9. Stock options

Stock option plans

In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan). Under the 2017 Plan, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock awards or other stock-based awards. The 2017 Plan provides that the number of shares of common stock issuable under the 2017 Plan shall be increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. As of the adoption date of the 2017 Plan, there were 3,141,625 options outstanding under the Company’s 2007 Stock Incentive Plan (the 2007 Plan) (the 2007 Plan and the 2017 Plan collectively are referred to as the Plans). Any cancellations under the 2007 Plan would increase the number of shares that could be granted under the 2017 Plan. In January 2019, the number of shares of common stock issuable under the Plan was increased by 929,378 shares. As of September 30, 2019, there were 1,983,432 shares available for future issuance under the 2017 Plan.

With respect to incentive stock options, the option price per share will equal the fair market value of the common stock on the date of grant, which is generally the closing price for a share of the Company’s common stock on the Nasdaq Global Select Market on such date, and the vesting period is generally four years. Nonqualified stock options will be granted at an exercise price established by the Board at its sole discretion (which has not been less than fair market value on the date of grant) and the vesting periods may vary. Options granted under the 2017 Plan expire no later than 10 years from the date of grant. The Board may accelerate vesting or extend the expiration of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.

Stock option activity

A summary of the activity under the Plans is as follows:

		Weighted-
	Number	Average
	of Shares	Exercise Price

Options outstanding at January 1, 2019	3,746,567	$6.58
Granted	1,630,283	3.74
Exercised	(58,964)	2.04
Cancelled	(599,289)	9.42
Options outstanding at September 30, 2019	4,718,597	$5.29

Options exercisable at September 30, 2019	2,531,612	$4.36

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2019 and 2018, was $2.47 and $9.45 per share, respectively.

Cash received from the exercise of stock options was $121 and $853 for the nine months ended September 30, 2019 and 2018, respectively.

Restricted stock units

In July 2019, the Company issued 449,331 restricted stock units with service conditions to employees, of which 447,366 are outstanding as of September 30, 2019. Vesting of these awards is contingent on the fulfillment of the service

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

conditions. The weighted-average grant date fair value of restricted stock units was $4.00 per share. The Company recognized $184 of expense related to these awards in the third quarter of 2019 and will continue to recognize stock-based compensation expense related to these awards through July 2021 when the awards vest.

Stock-based compensation expense

The measurement date for employee awards is generally the date of grant. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period, using the straight-line method.

The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statement of operations and comprehensive loss:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	$1,055	$988	$3,240	$2,692
Restricted stock units	184	—	184	—
Employee stock purchase plan	46	65	186	65
Stock-based compensation expense included in Total operating expenses	$1,285	$1,053	$3,610	$2,757

The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$587	$495	$1,636	$1,302
General and administrative	698	558	1,974	1,455
Stock-based compensation expense included in Total operating expenses	$1,285	$1,053	$3,610	$2,757

The Company had an aggregate of $8,290 of unrecognized stock compensation cost as of September 30, 2019 remaining to be amortized over the weighted-average period of 2.2 years. As of September 30, 2019, the Company had $1,605 of unrecognized stock-based compensation expense related to restricted stock units. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.9%	2.9%	2.4%	2.7%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.11	5.85	5.99	6.06
Expected stock price volatility	75%	73%	74%	73%

Employee Stock Purchase Plan

During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP. In January 2019, the number of shares of common stock for issuance under the 2017

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

ESPP was increased by 232,344 shares. The Company did not issue any shares under the 2017 ESPP during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company issued 82,281 shares under the 2017 ESPP. The Company did not issue any shares under the 2017 ESPP during the three and nine months ended September 30, 2018 As of September 30, 2019, there were 332,877 shares available for issuance under the 2017 ESPP.

10. Leases

The Company has an operating lease for its facility and operating and finance leases for certain equipment. The Company leases office space in Cambridge, MA under an operating lease, which was last amended in January 2018, and is effective through March 2021. The Company has an option to extend the lease term for an additional five years. The Company’s exercise of this option was not considered reasonably certain as of September 30, 2019. The Company has remaining lease terms of three years to five years for certain equipment, some of which may include options to purchase at fair value.

During the first quarter of 2019, the Company entered into finance leases for certain equipment. The Company recorded assets under finance leases of $429 as property and equipment.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

The components of lease expense were as follows:

	Three months ended	Nine months ended
	September 30, 2019
Operating lease cost	$540	$1,620

Finance lease cost:
Amortization of right-of-use assets	$25	$50
Interest on lease liabilities	7	14
	$32	$64

Supplemental balance sheet information related to leases was as follows:

Nine months ended
September 30, 2019
Operating leases:
Operating lease right-of-use assets	$3,059
Operating lease liabilities, current	2,145
Operating lease liabilities	1,257

Finance leases:
Property and equipment, gross	$429
Property and equipment, accumulated depreciation	(50)
Other liabilities, current	85
Other liabilities	299

Weighted-average remaining lease term:
Operating leases	1.6 years
Finance leases	4.0 years

Weighted-average discount rate:
Operating leases	10.3%
Finance leases	6.9%

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

Supplemental cash flow information related to leases was as follows:

Nine months ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,685
Operating cash flows from finance leases	14
Financing cash flows from finance leases	58
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,369
Finance leases	429

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

	Operating leases	Finance leases
2019 (excluding the nine months ended September 30, 2019)	$586	$29
2020	2,394	116
2021	687	116
2022	—	84
2023 and thereafter	—	92
	3,667	437
Imputed interest	—	(8)
	$3,667	$429

11. Commitments

License agreements

Through September 30, 2019, the Company had licensed intellectual property from two biotechnology companies. The consideration included upfront payments and a commitment to pay annual license fees, milestone payments and, upon product commercialization, royalties on revenue generated from the sale of products covered by the licenses. The Company recorded a milestone payment of $600 during the three and nine months ended September 30, 2019 upon dosing of the first patient in the expansion cohort of the XMT-1536 clinical trial. The Company did not record any milestone payments during the nine months ended September 30, 2018.

12. Subsequent events

For the purposes of the unaudited financial statements as of September 30, 2019 and the period then ended, the Company has evaluated subsequent events through November 6, 2019, the date the unaudited interim financial statements were issued. There were no items requiring adjustment or disclosure in the consolidated financial statements.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing antibody drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged over 20 years of industry learning in the ADC field to develop proprietary technologies that enable us to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. Our novel platform, Dolaflexin, has been used to generate a pipeline of proprietary ADC product candidates to address patient populations that are not currently amenable to treatment with traditional ADC-based therapies. Our lead product candidate, XMT-1536, is a first-in-class, wholly-owned Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma. In August 2019, we announced the dosing of the first patient in the expansion portion of the Phase 1 study of XMT-1536. The expansion cohorts will assess the efficacy, safety and tolerability of XMT-1536 at 36 mg/m2 every four weeks in patients with platinum-resistant ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma. We have not yet determined a maximum tolerated dose, and we plan to continue the dose escalation portion of the study in parallel.

In June 2019, we presented interim efficacy and safety data from the ongoing Phase 1 dose-escalation study evaluating XMT-1536 at the American Society of Clinical Oncology (ASCO) Annual Meeting in a poster titled “Phase 1 dose escalation study of XMT-1536, a novel NaPi2b-targeting antibody-drug conjugate (ADC), in patients (pts) with solid tumors likely to express NaPi2b.” We continue to add sites to support the expansion cohorts initiated in the third quarter of 2019. By evaluating the expansion cohorts, we aim to establish proof of concept in platinum-resistant ovarian cancer and NSCLC adenocarcinoma.

Since inception, our operations have focused on building our platforms, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical and toxicology studies, manufacturing clinical trial material and conducting clinical trials, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock.

Since inception, we have incurred significant cumulative operating losses. For the nine months ended September 30, 2019, the net loss was $12.0 million, compared to $41.8 million in the nine months ended September 30, 2018. The difference year over year is primarily attributable to $40.0 million in revenue that was recognized in the first quarter of 2019 as a result of the discontinuation of the partnership with Takeda in that quarter. Cash used in operations for the three and nine months ended September 30, 2019 was $16.3 million and $55.2 million, respectively. As of September 30, 2019, we had an accumulated deficit of $176.1 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue clinical development activities for our lead product candidate XMT-1536;
•	continue activities to discover, validate and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio; and
•	hire additional research, development and general and administrative personnel.

Financial operations overview

Revenue

To date, we have not generated any revenue from the sale of products. All of our revenue has been generated from strategic partnerships.

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

For the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, we recognized revenue of $0.8 million, $1.5 million, $2.1 million and $2.4 million, respectively, related to our license agreement and supply agreement with Merck KGaA.

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

In January 2019, following a strategic evaluation by the Company of the competitive environment for HER2-targeted therapies, the Company and Takeda decided to discontinue the development of XMT-1522, which was then being studied in the dose escalation of a Phase 1 clinical trial. The Company’s collaboration agreements with Takeda were terminated following receipt of written notices during the first quarter of 2019.

We recognized the remaining deferred revenue of $40.0 million related to the termination of the Takeda agreements in the first quarter of 2019. We did not recognize any revenue related to the Takeda agreements in the second or third quarter and do not expect to have any further revenue related to these agreements.

We have provided limited services for Asana BioSciences. We recorded an immaterial amount of revenue for these services in the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, we recorded revenue of $0.6 million and $0.8 million, respectively, related to these services. In addition, the Company recognized revenue of $1.5 million related to a milestone achieved during the nine months ended September 30, 2018. The Company did not recognize any revenue related to milestones in the three and nine months ended September 30, 2019.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
XMT-1536 external costs	$2,193	$3,106	$6,801	$7,739
XMT-1522 external costs	305	4,646	2,267	11,347
Preclinical and discovery costs	4,994	1,590	13,383	3,434
Internal research and development costs	6,209	5,838	20,159	17,578
Total research and development costs	$13,701	$15,180	$42,610	$40,098

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other employee-related costs, including stock-based compensation, for personnel in executive, finance, accounting, information technology, business development, legal operations and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including increased costs related to the hiring of additional personnel, fees to outside consultants and patent costs, among other expenses.

Other income (expense)

Other income (expense) consists of interest income earned on cash equivalents and marketable securities. Interest expense is related to the credit facility that we entered into on May 9, 2019, with Silicon Valley Bank. It bears a floating per annum rate interest, as well as a final payment of 5% of the amounts drawn, that is being recorded as interest expense over the term through the maturity date using the effective-interest method. Also included in interest expense is the amortization of the deferred financing costs and the accretion of debt discount relating to the credit facility.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three months ended
	September 30,
(in thousands)	2019	2018	Dollar Change
Collaboration revenue	$844	$2,151	$(1,307)
Operating expenses:
Research and development	13,701	15,180	(1,479)
General and administrative	4,436	4,380	56
Total operating expenses	18,137	19,560	(1,423)
Other income (expense):
Interest income	608	340	268
Interest expense	(107)	—	(107)
Total other income (expense), net	501	340	161
Net loss	$(16,792)	$(17,069)	$277

Collaboration Revenue

Collaboration revenue was $0.8 million during the three months ended September 30, 2019, compared to $2.2 million during the three months ended September 30, 2018. The decrease of $1.3 million was primarily a result of a decrease in services performed in support of partner programs for Asana BioSciences and the Merck KGaA Agreements.

Research and Development Expense

Research and development expense was $13.7 million for the three months ended September 30, 2019, compared to $15.2 million for the three months ended September 30, 2018. The overall decrease of $1.5 million was primarily related to a decrease in manufacturing costs of $5.5 million for XMT-1536 and XMT-1522 programs, offset by the following:

•	$2.4 million increase in manufacturing costs for preclinical and discovery efforts associated with our next ADC clinical candidate;
•	$0.5 million increase in costs for advancement of companion diagnostic development efforts for the NaPi2B biomarker;
•	$0.6 million increase attributable to a milestone paid upon dosing of the first patient in the expansion cohort of the XMT-1536 clinical trial; and
•	$0.4 million increase attributable to employee compensation, including stock-based compensation expense.

We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense was approximately $4.4 million during the three months ended September 30, 2019 and 2018. General and administrative expense remained flat due to the following:

•	$0.6 million in increased employee compensation, including stock-based compensation expense;

•	$0.6 million in decreased consulting and professional fees.

We expect that our general and administrative expense will increase in the future to support continued research and development activities. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income (Expense)

Other income (expense), net, was $0.5 million and $0.3 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Other income consists primarily of interest income on cash equivalents and marketable securities, which increased $0.3 million due to higher investable balances for the three months ended September 30, 2019. Interest expense was related to our outstanding borrowings under the credit facility.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine months ended
	September 30,
(in thousands)	2019	2018	Dollar Change
Collaboration revenue	$42,081	$9,405	$32,676
Operating expenses:
Research and development	42,610	40,098	2,512
General and administrative	13,072	12,181	891
Total operating expenses	55,682	52,279	3,403
Other income (expense):
Interest income	1,785	1,049	736
Interest expense	(146)	—	(146)
Total other income (expense), net	1,639	1,049	590
Net loss	$(11,962)	$(41,825)	$29,863

Collaboration Revenue

Collaboration revenue was $42.1 million during the nine months ended September 30, 2019, compared to $9.4 million during the nine months ended September 30, 2018, an increase of $32.7 million, primarily as a result of the termination of the Takeda agreements and the recognition of the remaining deferred revenue of $40.0 million. Additionally, revenue of $2.1 million was recognized for the Merck KGaA Agreement and Merck KGaA Supply Agreement in the nine months ended September 30, 2019. This compares to the revenue recognized during the nine months ended September 30, 2018 for support of partner programs with Takeda, Merck KGaA and Asana BioSciences of $7.9 million and recognition of a milestone of $1.5 million achieved upon completion of a GLP toxicology study by Asana BioSciences.

Research and Development Expense

Research and development expense was $42.6 million for the nine months ended September 30, 2019, compared to $40.1 million for the nine months ended September 30, 2018. The overall increase of $2.5 million was primarily attributable to the following:

•	$0.5 million increase in costs for advancement of companion diagnostic development efforts for the NaPi2B biomarker;
•	$0.7 million increase in lab consumables and facilities costs;
•	$0.6 million increase attributable to a milestone paid upon dosing of the first patient in the expansion cohort of the XMT-1536 clinical trial; and
•	$1.7 million increase in employee compensation, including stock-based compensation expense.

These increased costs were primarily offset by $1.2 million in decreased clinical and regulatory expenses related to XMT-1522 program costs.

We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense was $13.1 million for the nine months ended September 30, 2019, compared to $12.2 million for the nine months ended September 30, 2018. The increase of $0.9 million was primarily attributable to $1.4 million in increased employee compensation, including stock-based compensation expense. This increased cost was offset by $0.6 million in decreased consulting and professional fees.

We expect that our general and administrative expense will increase in the future to support continued research and development activities. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Other Income (Expense)

Other income (expense), net, was $1.6 million and $1.0 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Other income consists primarily of interest income on cash equivalents and marketable securities, which increased $0.7 million due to higher investable balances for the nine months ended September 30, 2019. Interest expense of $0.1 million was related to our outstanding borrowings under the credit facility.

Liquidity and Capital Resources

Sources of Liquidity

Since our initial public offering in July 2017, we have financed our operations primarily with the proceeds from that offering and our 2019 follow-on public offering. The follow-on public offering was completed on March 5, 2019 and resulted in net proceeds of $92.2 million. On May 8, 2019, the Company entered into a term-loan agreement for up to $20.0 million, of which $5.0 million was funded in connection with the execution of the agreement. No additional amounts have been drawn since the initial $5.0 million. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $112.0 million.

On July 2, 2018, we established an ATM pursuant to which we are able to offer and sell up to $75.0 million of our common stock from time to time at prevailing market prices. As of September 30, 2019, we had not sold any shares under the ATM and had $75.0 million of availability under the program.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine months ended
	September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(55,168)	$(39,312)
Net cash provided by (used in) investing activities	(43,793)	73,472
Net cash provided by financing activities	97,473	853
Increase (decrease) in cash, cash equivalents and restricted cash	$(1,488)	$35,013

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $55.2 million as compared to $39.3 million during the nine months ended September 30, 2018. The increase was due primarily to an increase in operating expenses and the timing of payments made to vendors.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $43.8 million during the nine months ended September 30, 2019 and consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities was $73.5 million during the nine months ended September 30, 2018 and consisted primarily of maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $97.5 million during the nine months ended September 30, 2019 as compared to $0.9 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019 cash provided by financing activities consisted primarily of the proceeds from the Company’s follow-on public offering and issuance of debt. During the nine months ended September 30, 2018, cash provided by financing activities resulted primarily of the proceeds from exercises of stock options.

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

We currently expect that our cash, cash equivalents, and marketable securities will enable us to fund our operating plan through at least mid-2021. In addition, we have access to an additional line of credit of $15.0 million. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. We have access to an additional line of credit of $15.0 million under the Credit Facility along with funds to be earned in connection with our agreements with Merck KGaA and Asana BioSciences, if development activities are successful under those agreements. Future additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash and cash equivalents and short-term marketable securities, are in a money market fund that invests in U.S. Treasury obligations. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, if market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2019, the change in the net fair value of our interest-sensitive marketable securities  would not have a material effect on the fair market value of our portfolio.

We are currently not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or nine months ended September 30, 2019 and 2018.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 6. Exhibits.

EXHIBIT 3.1	-	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 3.2	-	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 10.1		First Amendment to the License, Development and Commercialization Agreement dated August 19, 2019, by and between Mersana Therapeutics, Inc. and Recepta Biopharma, S.A.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: November 6, 2019	By:	/s/ Anna Protopapas
Anna Protopapas
President and Chief Executive Officer

Dated: November 6, 2019	By:	/s/ Brian DeSchuytner
Brian DeSchuytner
Senior Vice President, Finance & Product Strategy