Form 10-K
period 2019-12-31
Mersana Therapeutics, Inc.
filed 2020-02-28
CIK 1442836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $163,614,650, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.

As of February 25, 2020, the registrant had 45,429,985 shares of common stock outstanding at a par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that will be filed for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements. Forward‑looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, our clinical results and other future conditions. The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words.

These forward‑looking statements include, among other things, statements about:

•	the initiation, cost, timing, progress and results of our current and future research and development activities, preclinical and clinical studies;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•	unmet need of ovarian cancer and non-small cell lung cancer;
•	our ability to quickly and efficiently identify and develop additional product candidates;
•	our ability to advance any product candidate into, and successfully complete clinical studies;
•	our intellectual property position, including with respect to our trade secrets;
•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnerships; and
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

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

ITEM 1.              BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on developing antibody drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable us to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies.

Our innovative platforms, which include Dolaflexin and Dolasynthen, delivering our DolaLock payload, as well as Immunosynthen, delivering a novel stimulator of interferon genes, or STING, agonist, compose a highly efficient product engine that has enabled a robust discovery pipeline for us and our partners. Our ADCs in preclinical and clinical studies are first-in-class molecules that target multiple tumor types with high unmet medical need and have exhibited improved safety and efficacy compared to ADCs developed using first-generation technology.

We have assembled a management team with extensive and relevant experience, including specific ADC experience, from prior work at leading pharmaceutical companies such as Millennium Pharmaceuticals, Inc., Takeda, Biogen, Inc., MedImmune, Inc., Bayer AG, Genzyme, Tesaro, Roche and Bristol-Myers Squibb. We are supported by our board of directors and scientific advisory board, who offer complementary experience in drug discovery and development, as well as expertise in building public companies, management and business development. We believe that our highly differentiated platforms, together with the team we have assembled, position us well to generate best-in-class ADCs with the potential to transform the lives of cancer patients.

Strategy

Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC technologies and the experience and competencies of our management team to discover and develop promising ADC product candidates and to commercialize cancer therapeutics that address unmet medical needs or provide significant benefit to patients. Key components of our strategy to achieve this goal are as follows:

•

Rapidly advance XMT‑1536.  Our lead product candidate, XMT-1536, is a first-in-class Dolaflexin ADC in a Phase 1 proof-of-concept clinical trial in patients with tumors likely to express NaPi2b, an antigen broadly expressed in ovarian cancer and non-small cell lung cancer, or NSCLC, adenocarcinoma. We expect to report multiple data disclosures in 2020 as we advance our proof-of-concept studies and prepare to initiate registrational enabling studies.

•

Rapidly Advance XMT-1592.  Mersana’s second product candidate targeting NaPi2b-expressing tumors, XMT-1592, is an ADC created using our Dolasynthen platform. We expect to file an Investigational New Drug, or IND, application and initiate a Phase 1 dose escalation study of XMT-1592 in patients with tumors likely to express NaPi2b in the first half of 2020. We believe that we have a path to advance XMT-1592 through rapid dose escalation and clinical validation.

•

Expand our ADC pipeline.  We intend to establish a leading position in the field of ADCs by continuing to advance platform innovations that further broaden the potential of our ADCs to deliver clinically meaningful benefit for cancer patients, by focusing on first-in-class targets and payloads, and by pursuing fast-to-market opportunities. We are advancing a new, potentially first-in-class ADC targeting B7-H4 which leverages our DolaLock payload towards IND-enabling studies. We have taken ADCs beyond cytotoxics by developing the Immunosynthen platform, an approach that may allow activation of the innate immune system in a targeted way.

•

Attract and retain talented and experienced people.  In addition to our team’s deep experience with ADC science, drug development and operational management, we believe that our accomplishments are a testament to the talent and commitment of our people. Our team is driven by a shared passion to advance therapies that make a significant difference in the lives of cancer patients. We will continue to cultivate the collaborative and passionate workplace culture that has allowed us to advance this mission.

•

Build strategic partnerships to maximize the value of our programs and platforms.  Our platform technologies, and product discovery and development capabilities, drive the potential for multiple clinically meaningful opportunities for cancer patients. In order to preserve a disciplined drug development and commercialization focus, we may choose to enter into strategic partnerships that facilitate our ability to bring differentiated product candidates to more patients. Our current partnerships with Merck KGaA and Asana Biosciences exemplify different aspects of this strategy.

Our current pipeline is summarized in the chart below:

ADC Background

Traditional ADCs are a class of cancer biotherapeutics that combine the targeting capabilities of monoclonal antibodies with the cancer-killing ability of cytotoxic drug payloads. Antibodies and payloads are chemically linked, allowing specific drug delivery to cancer cells targeted by the antibody. After ADCs enter a cell, the conjugated payload is released and kills the cell. Despite the promise of ADCs, companies in the field have faced certain challenges in developing product candidates that achieve the optimal therapeutic index, or the balance between efficacy and tolerability. These challenges are characterized as follows:

•

Linker stability:  Linkers must be stable in the bloodstream to ensure that free payload is not released into circulation prior to delivery into the tumor. Free payload in circulation causes toxicity. Efforts to design better linkers to increase stability have, in turn, reduced the efficiency of payload release once the ADC is internalized in the tumor cell, resulting in decreased efficacy.

•

Drug‑to‑antibody ratio:  Increasing the number of payload molecules delivered per antibody internalization event increases potency. However, the drug-to-antibody ratio, or DAR, has typically been limited to three to four payload molecules per antibody due to aggregation, poor pharmacokinetics and loss of drug‑like properties of the ADC at levels above this threshold. Other attempts to increase efficacy have involved the introduction of ultra‑potent payloads, however these efforts appear to face safety and tolerability challenges, necessitating even further reduced DAR to maintain acceptable pharmacokinetics and drug‑like properties.

•

Target antigen expression level:  Tumor cells typically require a threshold number of payload molecules to be internalized in order to kill the cell. Antigens with lower levels of expression have proven less desirable as targets for ADCs, as a result of fewer binding, internalization and payload delivery events to drive cell‑killing activity. In turn, this has limited the number of cancers amenable to treatment with low-DAR ADC approaches, as the use of ADCs requires antigen targets to be highly expressed on tumor cells.

•

Bystander effect:  Once ADCs release their cytotoxic payload into targeted cells, the drug is often able to cross cell membranes, entering and potentially killing neighboring cells whether those cells are cancerous or not. This is known as the ‘bystander effect,’ which is advantageous when bystander cells are cancerous, but toxic if the cytotoxic drug is able to enter adjacent healthy cells, leading to dose-limiting toxicities such as neutropenia, peripheral neuropathy, or ocular toxicity.

Our Technologies and Platforms

The development of ADCs is not a one-size-fits-all approach. In fact, a number of diverse factors impact the properties of an ADC, including payload, drug-to-antibody ratio, site of conjugation and homogeneity. For each target antigen, there is an optimal combination of these factors. Our novel and highly differentiated platforms are designed to allow us to optimize these properties for a given target and develop ADCs that best address patient needs.

DolaLock Payload

Our DolaLock payload is a proprietary auristatin cytotoxic drug and is a highly potent anti-tubulin agent selectively toxic to rapidly dividing cells. The DolaLock payload has been shown in preclinical studies to control the bystander effect by locking the cytotoxic drug inside cells after allowing a short period of diffusion throughout the tumor. As the drug diffuses through neighboring tissue, the DolaLock payload is metabolized to a form that is still highly potent but is no longer able to cross the cell membrane, effectively locking the drug inside cells and controlling the bystander effect for a safer and more effective cancer therapy.

A common mechanism of resistance in cancer is the up-regulation of multi-drug resistance, or MDR, pumps, such as P-glycoproteins, or PgPs, which actively pump drugs out of cancer cells to help them survive. Once metabolized, our DolaLock payload cannot be pumped out by PgPs, thereby avoiding this resistance mechanism. In addition, our proprietary auristatin payload has also been shown in preclinical studies to cause immunogenic cell death and to stimulate the immune system through dendritic cell activation. Because of this, synergy with immuno-oncology agents such as PD-1 inhibitors has been observed in preclinical models. Our DolaLock payload with controlled bystander effect is designed to allow us to create ADCs that produce a highly potent, well-tolerated and specifically-targeted cancer therapy.

Figure 1. DolaLock Payload with Controlled Bystander Effect

Dolaflexin Platform

The Dolaflexin platform was designed to increase the efficacy, safety and tolerability of ADCs. Dolaflexin utilizes our proprietary Fleximer polymer, a biodegradable, highly biocompatible, water-soluble polymer able to carry multiple drug molecules. Instead of direct conjugation to an antibody, drug molecules are attached through a cleavable linker to the Fleximer scaffold, which is then conjugated to the antibody through a non-cleavable linker. Fleximer has demonstrated dramatically improved drug solubility, pharmacokinetics and immunogenicity, and an increased number of drug molecules carried by each ADC compared with traditional ADC therapies.

As a result, we believe Dolaflexin has the potential to offer the following benefits relative to traditional ADCs:

•

Proprietary DolaLock Payload: Dolaflexin is loaded with our proprietary auristatin chemotherapeutic drug, which is a highly potent anti-tubulin agent selectively toxic to rapidly dividing cells, with the advantages of the DolaLock controlled bystander effect.

•

Higher Drug-to-Antibody Ratio: Historically, ADCs have been limited to a DAR of 3-4. The Dolaflexin platform can deliver ADCs with DAR between 10-12, allowing for greater efficacy while also maintaining pharmacokinetics and drug-like properties.

•

Expanded Range of Addressable Tumor Targets: The higher DAR enabled by Dolaflexin results in more chemotherapeutic drug released into the tumor cell for every ADC internalized. As a result, Dolaflexin ADCs can have efficacy against tumor targets with lower levels of antigen expression where traditional ADCs have not been effective.

We believe these advantageous characteristics of our Dolaflexin platform provide a substantial opportunity to develop clinically meaningful ADC therapies with potential to address a broader range of cancers than traditional ADC-based approaches. Our lead clinical candidate, XMT-1536, is a Dolaflexin ADC that targets NaPi2b. XMT-1536 is currently in a proof-of-concept study in patients with ovarian cancer and NSCLC adenocarcinoma.

Dolasynthen Platform

The Dolasynthen platform enables an iterative approach to develop the right ADC for a given indication through customization and optimization. Dolasynthen utilizes a synthetic scaffold for precise control of DAR, from 2-24, and site-specific antibody bioconjugation. The platform is also able to homogeneously generate ADCs with precisely defined DARs for consistent drug delivery to cancer cells. The Dolasynthen scaffold has been precisely designed to provide optimal water solubility, charge balance, linker stability and DAR. We believe that Dolasynthen retains the favorable properties of Dolaflexin, including our proprietary DolaLock technology for a controlled bystander effect, with superior physicochemical and pharmacokinetic properties.

Illustrated by our preclinical data, optimized Dolasynthen ADCs exhibit a broad therapeutic index as a cancer therapy. These data demonstrate the ability of the Dolasynthen platform to generate and identify the optimal ADC for a given target and antibody.

We believe that Dolasynthen offers the benefits of Dolaflexin, including the proprietary DolaLock payload, and has the potential to offer the following benefits relative to traditional ADCs:

•

Precise Control of DAR: The optimal DAR may vary between different targets and antigens. Dolasynthen allows for precise DARs between 2-24, enabling optimization of the DAR for specific antigens and antibodies.

•

Site-Specific Bioconjugation: The site of scaffold bioconjugation to an antibody impacts the overall properties of that ADC. Dolasynthen enables site-specific bioconjugation allowing further ADC optimization.

•

Homogenous ADC Development: The DAR and antibody bioconjugation is consistent throughout ADCs developed with the Dolasynthen platform allowing for consistent and precise drug delivery to targeted cancer cells.

•	Increased Hydrophilicity: The precise optimization of the hydrophilic moiety on Dolasynthen ADCs allows for increased aqueous solubility and enhanced pharmacokinetic properties.

We have selected XMT-1592, an ADC created using the Dolasynthen platform, as our next clinical candidate.

Immunosynthen Platform

Immunosynthen is our proprietary immunostimulatory ADC platform that is designed to take ADCs beyond delivery of traditional cytotoxic drugs to immunomodulatory molecules that can stimulate an anti-tumor innate immune response in a targeted manner. Through the efficient delivery of immunomodulatory molecules, Immunosynthen ADCs have the potential to address the challenges of systemic delivery and tolerability. The Immunosynthen platform utilizes a novel STING agonist, which has emerged as an innate immune pathway capable of inducing anti-tumor immune activity. Preclinical data demonstrate that our STING agonist ADCs result in a greater than 100-fold increase in in vitro activity compared to a free agonist. In addition, treatment with our STING agonist ADCs resulted in complete regression of tumors in vivo after a single, well-tolerated dose in a variety of preclinical tumor models. Increased immune cell infiltration and cytokine expression within the tumor after dosing was also observed after treatment, consistent with the activation of STING. During preclinical studies, Immunosynthen ADCs achieved extended plasma exposure yet limited induction of systemic cytokines.

Immunosynthen ADCs are suited to potentially overcome the limitations of free STING agonists due to the following:

•

Systemic Administration with Targeted Delivery: Immunosynthen ADCs have the convenience of systemic administration while providing targeted delivery specifically to the tumor, including metastatic lesions.

•

Improved Therapeutic Index: Conjugation of the STING agonist provides protection in the systemic circulation to minimize off-target effects while simultaneously providing targeted delivery to maximize effects in the tumor and metastatic lesions.

•

Enhanced Pharmacokinetic Properties: The prolonged pharmacokinetics of ADCs and active uptake through targeting can overcome pharmacokinetic and permeability issues of the free agonists, resulting in sustained delivery and activation of the innate immune response.

Our product candidates

We are leveraging our platforms to develop a robust pipeline of clinically meaningful cancer therapies. Our pipeline strategy focuses on targets that have been biologically validated (either as ADCs or through another modality), where the advantages of our platforms may lead to clinically superior therapeutic benefits, where we have the potential to achieve first-in-class status, and where fast-to-market opportunities are available. Our lead product candidate, XMT-1536, is in Phase 1 dose escalation and proof-of-concept expansion studies in ovarian cancer and NSCLC adenocarcinoma. Our next product candidate, XMT-1592, is expected to initiate a Phase 1 dose escalation study in the first half of 2020.  We are also advancing a potentially first-in-class DolaLock ADC targeting B7-H4 towards IND-enabling studies and are progressing towards nomination of an Immunosynthen development candidate.  In addition, our partners have multiple ADC product candidates leveraging our technology in development.

XMT‑1536: our NaPi2b‑targeted Dolaflexin ADC

XMT-1536, a first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver an average of 10-12 DolaLock payload molecules per antibody. The NaPi2b antigen is broadly expressed in NSCLC adenocarcinoma and ovarian cancer with limited expression in normal tissue. We are actively recruiting and dosing patients with ovarian cancer and NSCLC adenocarcinoma, where a majority of patients express NaPi2b, in a Phase 1 clinical trial.

In June 2019, we presented interim data from the ongoing XMT-1536 Phase 1 dose escalation study at the Annual Meeting of the American Society of Clinical Oncology, or the ASCO Meeting, showing encouraging clinical activity with confirmed responses and prolonged stable disease in heavily pretreated patients, without pre-selection for NaPi2b expression. The interim data showed that XMT-1536 was well-tolerated without the severe toxicities commonly seen with other ADCs such as neutropenia, ocular toxicities or peripheral neuropathy. Since the ASCO Meeting, we have made further progress in demonstrating both safety and activity at higher doses. Specifically, XMT-1536 has been well tolerated by patients at both the 36 mg/m2 once-every-four-week and 43 mg/m2 once-every-four-week dosing regimens initiated during the Phase 1 dose escalation study. The doses have been well-tolerated with primarily Grade 1 and Grade 2 treatment-related adverse events without the severe toxicities seen with other ADCs, such as neutropenia, neuropathy, or ocular toxicities. To date, a maximum tolerated dose, or MTD, has not been determined, and we have initiated evaluation of a 52 mg/m2 once-every-four-week dose escalation cohort.

Since the ASCO Meeting, we have also expanded in more homogenous, earlier line patient populations, and we are developing a patient selection strategy. Specifically, and in parallel with dose escalation, we have initiated proof-of-concept expansion cohorts in more homogeneous earlier line patient populations in ovarian cancer and NSCLC adenocarcinoma. Expansion cohorts were initiated at 36 mg/m2 once-every-four-week dose regimens, and the dose regimen has been increased to 43 mg/m2 once-every-four-week for newly-dosed patients. We have also developed a proprietary biomarker assay for patient selection and entered into a collaboration with a partner with expertise in the development of companion diagnostics.

XMT-1592: our NaPi2b targeted Dolasynthen ADC

We have selected our next clinical product candidate, XMT-1592. XMT-1592 was created using our Dolasynthen platform and also targets NaPi2b.  XMT-1592 comprises the same proprietary NaPi2b antibody and potent auristatin DolaLock payload with controlled bystander effect as XMT-1536, with the additional features of homogeneous, site-specific bioconjugation and precise DAR. Preclinically, XMT-1592 has shown a differentiated profile particularly in NSCLC adenocarcinoma, where it was four times more efficacious than XMT-1536, consistent with higher tumor penetration, as described in below in Figure 2. Based on these preclinical data, we believe that XMT-1592 has the potential to provide us with a second opportunity to treat NSCLC adenocarcinoma patients. We plan to evaluate the clinical differentiation of Dolasynthen by leveraging our experience in NaPi2b to rapidly progress XMT-1592 through dose escalation.

Figure 2. XMT-1592 Shows Four-Fold Greater Efficacy in Lung Tumor Model

Our B7-H4 targeted ADC candidate

Our early stage programs include a potentially first-in-class B7-H4-targeted DolaLock ADC candidate addressing areas of high unmet medical need. The expression profile of B7-H4 is well suited for our unique DolaLock payload. B7-H4 can be expressed in two places: on tumor cells and on immunosuppressive tumor associated macrophages, or TAMs, which may lead to additional processing of the ADC and more payload in the tumor environment.  DolaLock’s dual mechanisms of action with a direct cytotoxic effect as well as an immunostimulatory effect through dendritic cell activation and immunogenic cell death are well suited to the biology of the B7-H4 target. We have favorable efficacy and non-human primate tolerability data with both Dolaflexin and Dolasynthen ADCs targeting B7-H4. Our objective is to rapidly progress through IND-enabling studies and scale up manufacturing activities with third parties. B7-H4 provides significant opportunities for development in areas of high unmet need such as breast cancer, NSCLC and ovarian cancer. We anticipate potential fast-to-market clinical development opportunities because expressions of B7-H4 and PD-L1 are mutually exclusive, creating an opportunity for high unmet need tumors where patients are ineligible for immune checkpoint inhibitors.

Ovarian cancer unmet need and epidemiology

Worldwide, ovarian cancer had incidence of approximately 295,000 and caused an estimated 185,000 deaths in 2018.  With a U.S. incidence of approximately 25,000 new cases and mortality of 14,000 in 2018, ovarian cancer was the second most common gynecologic malignancy and the most common cause of gynecologic cancer death in the United States. The majority of ovarian malignancies (approximately 90%) are derived from epithelial cells. Diagnosis is made histologically, and evaluation is commonly performed following surgical removal of an ovary or fallopian tube or biopsies of the peritoneum. The ovarian cancer standard of care is characterized by initial surgery followed by platinum-containing chemotherapy followed by periods of either observation or maintenance. Nearly 85% of ovarian cancer patients typically relapse following initial treatment.  Subsequent treatment depends on the depth and duration of response to initial platinum treatment. Ovarian cancer patients who progress within six months of completion of platinum-based therapy are considered to have platinum-resistant disease. Unmet medical need is significant for patients with platinum-resistant ovarian cancer as treatment options are mainly limited to single agent chemotherapies such as pegylated liposomal doxorubicin, topotecan and paclitaxel. Multiple Phase 3 studies of single agent chemotherapies in patients with platinum-resistant disease and one to three prior therapies have exhibited an overall response rate of 4-12% and median progression-free survival of 3-4 months.

With targeted agents approved in platinum-resistant disease increasingly being prescribed in earlier lines of therapy, the unmet need is expected to remain severe. Bevacizumab in combination with chemotherapy is indicated to treat a subset of platinum-resistant ovarian cancer patients with no more than two prior therapies but it is not always well-tolerated and has shown no overall survival benefit. Use of bevacizumab in combination with platinum-containing chemotherapy in the frontline and platinum-sensitive recurrent settings mean an increasing number of platinum-resistant patients are pre-treated with bevacizumab and are not candidates for additional bevacizumab combination treatment. More recently, PARP inhibitors have been approved for heavily-pretreated ovarian cancer including platinum-resistant disease. However, they are predominantly used in a subset of patients with cancers harboring BRCA1 and BRCA2 mutations. Similarly, use of PARP inhibitors in earlier lines of recurrent platinum-sensitive maintenance and more recently frontline maintenance therapy following platinum-based chemotherapy means an increasing number of platinum-resistant patients are pre-treated with PARP inhibitors and are not candidates for additional PARP therapy.

NSCLC unmet need and epidemiology

Worldwide, lung cancer had an incidence of approximately 2.1 million and caused an estimated 1.7 million deaths in 2018. With a U.S. incidence of approximately 230,000 new cases and over 150,000 deaths in 2018, lung cancer was the most deadly form of cancer in the United States. The five year survival rate is less than 20% on average.  Approximately 95% of all lung cancers are classified as either small cell lung cancer or NSCLC.  NSCLC can be further divided into squamous or non-squamous. The majority of non-squamous NSCLC is classified as adenocarcinoma. These histological distinctions are important for proper staging, treatment and prognosis. For patients with NSCLC, initial treatment is largely determined by the stage of disease. Surgical resection offers the best opportunity for long-term survival and cure in patients with resectable early-stage NSCLC. Locally-advanced NSCLC is treated by combinations of radiotherapy, immunotherapy, chemotherapy and surgery. The majority of patients present with inoperable disease.  Metastatic NSCLC is managed with systemic chemotherapy and immunotherapy.

The standard of care is evolving for NSCLC with the introduction of immunotherapies for patients without oncogenic driver mutations and new targeted therapies for patients with EGFR, ALK, ROS-1, NTRK or BRAF mutations. For patients with metastatic disease without oncogenic driver mutations, frontline platinum-based chemotherapy is being combined with, or depending on PD-L1 expression status, replaced by immunotherapy using anti-PD-1 or anti-PD-L1 monoclonal antibodies. For patients with metastatic disease harboring oncogenic driver mutations, several generations of targeted agents are available with different resistance profiles. Frontline therapy is often followed by relapse and recurrence and treatment options for these patients are substantially more limited. The standard of care of docetaxel alone or in combination with targeted agents has an overall response rate of 14-23%, median progression-free survival of 3-4 months and median overall survival of 9-12 months.

With PD-1 and PD-L1 inhibitors and next generation targeted therapies moving into frontline, the unmet need in recurrent lung cancer is expected to remain severe.

NaPi2b Background

NaPi2b is a member of the SLC34 family of sodium-dependent transporters and plays an important role in maintaining phosphate homeostasis.  NaPi2b is expressed in a high proportion of ovarian cancer and NSCLC adenocarcinoma.  There are currently no FDA‑approved tests to measure NaPi2b expression on tumor cells. Given the prevalence of its expression on epithelial ovarian and NSCLC adenocarcinoma tumors, however, our initial clinical studies of XMT‑1536 are being conducted without prospective identification of patients with NaPi2b‑expressing tumors. Nonetheless, we have developed and technically validated an immunohistochemistry assay to measure NaPi2b expression which we intend to use retrospectively to confirm the broad prevalence of NaPi2b expression in our target patient populations while correlating those expression levels with the efficacy observed in such patients. We are currently collaborating with a third party to create and obtain regulatory approval for our assay as a companion diagnostic.

Strategic partnerships

Strategic partnerships with leading biopharmaceutical companies to advance Fleximer ADC product candidates

We believe that our ADC platforms have broad applicability across a number of targets. We have used strategic partnering to accelerate bringing Fleximer ADCs to patients. Fleximer is our proprietary, biodegradable, highly biocompatible and water-soluble polymer that is able to carry multiple drug molecules, and it is a key component of our Dolaflexin platform. Since 2012, we have entered into strategic research and development partnerships with Merck KGaA and Asana BioSciences, LLC (by assignment from Endo Pharmaceuticals Inc.) to enable development of certain ADC product candidates utilizing Fleximer. In establishing each of these partnerships, our primary objectives were to collaborate with leading biopharmaceutical companies to validate the potential of ADC product candidates utilizing Fleximer, gain meaningful near‑term funding and drive significant long‑term value. Under each of our partnerships, we own the rights to any improvements to our ADC platform. The details of our material existing strategic partnerships are as follows:

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

Through December 31, 2019, we have received an upfront payment of $12 million and milestone payments of $3 million under this agreement. If products are successfully developed and commercialized against all six target antigens, we are entitled to receive future development, regulatory and commercial milestones of up to $777 million. We are entitled to receive tiered royalties in the low‑ to mid‑single digit percentages on net sales of products targeting Merck KGaA’s target antigens during the applicable royalty term if products are successfully developed and commercialized by Merck KGaA under this agreement.

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

Asana Biosciences collaboration agreement

In March 2012, we entered to a collaboration agreement with Asana Biosciences, or Asana, formerly part of Endo Pharmaceuticals, to develop next-generation ADCs. Under this agreement, Asana paid us an upfront fee for the right to utilize our Fleximer technology to develop novel ADC candidates against a single cancer target. We are responsible for conducting research and creating ADCs that are conjugates of our diverse, highly potent cytotoxic payloads, our Fleximer polymer and custom linkers, and Asana’s novel antibodies. In addition to providing novel antibodies, Asana is responsible for product development, manufacturing and commercialization of any Fleximer ADC products. Through December 31, 2019, we have received an upfront payment of $0.8 million and milestone payments of $3.3 million under this agreement.

Strategic partnerships to access antibodies to progress our proprietary pipeline

Our focus is to progress our proprietary pipeline of ADCs. For this reason, we have partnered with biotechnology companies that have the capability to generate high quality antibodies or that have existing antibodies that we can license for inclusion in our ADCs. These strategic partnerships have facilitated the acceleration of our proprietary pipeline.

Recepta license for the NaPi2b antibody

In July 2015, we entered into a license agreement with Recepta Biopharma S.A., or Recepta, a Brazilian biopharmaceutical company, licensing Recepta’s NaPi2b antibody for use in XMT‑1536 and XMT-1592 and granting Recepta the exclusive right to commercialize XMT‑1536 and XMT-1592 in Brazil. Under this agreement, Recepta granted us an exclusive license and sub‑license with respect to certain patents licensed by Recepta from Ludwig Institute for Cancer Research and technology owned by Recepta to develop and exploit products containing Recepta’s NaPi2b antibody, including XMT‑1536 and XMT-1592, worldwide for the diagnosis, prophylaxis and treatment of human cancer. We granted Recepta an exclusive license under our rights in such patents and technology and certain of our ADC‑related patents and technology to commercialize any such products developed by us, including XMT‑1536 and XMT-1592, in Brazil. We are responsible for the worldwide development and commercialization of products under this agreement at our own expense in certain major markets, including at least one study site in our Phase 3 clinical studies in Brazil. Recepta may conduct development activities in Brazil at its own expense after providing us the opportunity to first conduct such activities at Recepta’s expense. If a product is successfully developed and commercialized by Recepta in Brazil, we will use diligent efforts to enter into an agreement for the supply of such products to Recepta for sale in Brazil.

Under this agreement, we paid Recepta an upfront payment of $1 million during the year ended December 31, 2015 and are obligated to pay Recepta up to $65.5 million in development, regulatory and commercial milestones and tiered royalties in the low‑single digit percentages on net sales of products outside of Brazil until the expiration of the royalty term if products are successfully developed and commercialized. Through December 31, 2019, we have paid $1.9 million in milestone payments. We are entitled to receive tiered royalties in the low‑ to mid‑single digit percentages on net sales of products in Brazil until the expiration of the royalty term if products are successfully developed and commercialized. The royalty term means, on a product‑by‑product and country‑by‑country basis, the period ending upon the later of (i) with respect to products commercialized by Mersana, the expiration of the last‑to‑expire Recepta patent that covers the product in such country (including the term of any applicable supplementary protection certificate) or with respect to products commercialized by Recepta, the expiration of the last‑to‑expire Mersana Patent that covers the product in Brazil (including the term of any applicable supplementary protection certificate) or (ii) 10 years from the date of first commercial sale of such product in such country. Upon the expiration of each royalty term in each country for each applicable product, the exclusive licenses granted to each party under the agreement will become fully‑paid up and royalty‑free. This agreement will remain in effect until otherwise terminated as set forth below. We may terminate this agreement for convenience in its entirety or on a country‑by‑country basis (except with respect to Brazil) or product‑by‑product basis upon 180 days’ prior written notice for a termination in its entirety or upon 45 days’ prior written notice for a termination in part. Each party may terminate this agreement in its entirety upon bankruptcy or similar proceedings of the other party, upon a patent challenge by the other party or upon an uncured material breach of the agreement by the other party. However, if such breach only relates to one country, the agreement may only be terminated with respect to such country.

Manufacturing

We do not own or operate and currently have no plans to establish any cGMP compliant manufacturing facilities. We currently rely, and expect to continue to rely, on external Contract Manufacturing Organizations, or CMOs, for the manufacture of product to support clinical study. In the future, we expect to use CMOs to manufacture commercial supply of our products. The Dolaflexin manufacturing process involves readily available starting materials and uses unit operations that are well‑precedented in the field of chemical/pharmaceutical production. The current XMT-1536 supply chain utilizes the same vendors the company could use for commercialization.

Government regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, clinical and preclinical studies, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including imposition of a clinical hold, refusal to approve marketing applications, withdrawal of an approval, import/export delays, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties.

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

Biosimilars and exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, signed into law on March 23, 2010, or the Health Care Reform Act, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA‑licensed reference biological product. Biosimilarity requires a showing that the product is “highly similar” to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date, the FDA has approved more than 25 biosimilar applications, although less than half of those products are currently being marketed due largely to ongoing patent litigation or as a result of patent settlements. The FDA has yet to approve an interchangeable biosimilar and is continuing to issue guidance documents outlining its approach to the review and approval of interchangeable biosimilars.

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

The BPCIA is complex and as noted above, elements of the law, such as interchangeability, are still being developed by the FDA.  In addition, there is continued debate as to whether recent government proposals that have sought to reduce the 12-year reference product exclusivity period should be reduced. Further, since the BPCIA was enacted as part of the overall Health Care Reform Act, current litigation challenges to that Act, discussed more in full below, could impact the validity of the BPCIA. As a result, there still remains significant uncertainty as to the ultimate impact, implementation and meaning of the BPCIA.

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

Certain countries outside of the United States have a process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a CTA must be submitted for each clinical trial to the national health authority and an independent ethics committee in each country in which the company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, the clinical trial may proceed. In all cases, the clinical trials must be conducted in accordance with GCPs and other applicable regulatory requirements and ethical principles.

To obtain regulatory approval of an investigational product under European Union regulatory systems, we must submit a marketing authorization application under either a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, region-specific document requirements.

The European Union also provides opportunities for market exclusivity. For example, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If grated, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. There is no guarantee that a product will be considered by the European Union’s regulatory authorities to be an innovative medicinal product, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The collection, use, disclosure, transfer or other processing of personal data regarding individuals in the European Economic Area, including personal health data, is subject to the Regulation (EU) 2016/679 (General Data Protection Regulation, or GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party data processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Healthcare law and regulation

Within the United States, the activities of pharmaceutical companies are subject to extensive regulation and our activities could possibly be subject to challenge as a result. Laws and regulations that may affect our ability to operate (including certain laws that will apply if and when we have a product approved for marketing) include:

•

federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

•

the federal anti‑kickback law, which prohibits, among other things, persons from soliciting, offering, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made, under federal healthcare programs such as Medicare and Medicaid;

•

the federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act or EKRA, enacted in 2018, which prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;

•

the federal law known as HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities (see “Government regulation – Data privacy and security”), prohibits executing a scheme to defraud any healthcare benefit program (which may include private health plans) or making false statements relating to healthcare matters;

•	the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
•

the federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the federal government for re-disclosure to the public (the scope of which reportable interactions will increase for interactions occurring on or after 2021); and

•

state law analogues of the above federal laws, such as anti‑kickback and false claims laws which may apply to items or services reimbursed by any third‑party payor, including private health plans, and state laws regulating interactions between pharmaceutical manufacturers and healthcare providers, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, the Healthcare Reform Act, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Healthcare Reform Act has also been subject to judicial challenge.  In December 2018, a federal district court, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law.  In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional, but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive.  Pending action by the district court and resolution of any appeals, which could take some time, the Healthcare Reform Act is still operational in all respects.

There have also been other reform initiatives under the Trump Administration, including initiatives focused on drug pricing. For example, the Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% which started in 2019. As another example, in May of 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs. Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. As another example, legislation passed in 2019 revised how certain prices reported by manufacturers under the Medicaid Drug Rebate Program are calculated, a revision that the Congressional Budget Office has estimated will save the Medicaid program approximately $3 billion in the next ten years.

There have also been efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices.

Data privacy and security

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.

Within the United States, our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, collectively, HIPAA, which impose obligations on certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Although we believe that we currently are neither a “covered entity” nor a “business associate” under the legislation, HIPAA may affect our interactions with customers who are covered entities or their business associates because HIPAA affects the ability of these entities to disclose patient health information to us. Various states also have laws that regulate the privacy and security of patient information and so may affect our business operations. For example, we are subject to the California Consumer Privacy Act, or CCPA, that became effective on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask companies to disclose the types of personal information collected, specific pieces of information collected by a company, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, and the categories of third parties with whom a company shares personal information. The CCPA also imposes several obligations on companies to provide notice to California consumers regarding a company’s data processing activities. Additionally, the CCPA gives California consumers the right to ask companies to delete a consumer’s personal information and it places limitations on a company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information.

Outside the United States, other data privacy and security regulations may apply.  For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States.

Compliance with data privacy and security regulation can require allocation of resources as well as changes in operations and non-compliance can result in substantial penalties. For example, the GDPR and the CCPA impose substantial fines and other regulatory penalties for breaches of data protection requirements, and they confer a private right of action on data subjects (in the case of the GDPR) and consumers (in the case of the CCPA) and their representatives for breaches of certain data protection requirements.

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

Intellectual property

We actively seek to protect the proprietary technology that we consider important to our business, including pursuing patents that cover our ADC platform, proprietary composition of matter, ADC product candidates and methods of using and manufacturing the same, as well as any other relevant inventions and improvements that are considered commercially important to the development of our business. We also rely on trade secrets, know how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

Our commercial success will depend significantly on our ability to obtain and maintain patents and other proprietary protection for the technology, inventions and improvements we consider important to our business, and to defend our patents, preserve the confidentiality of our trade secrets and operate without infringing the patents and proprietary rights of third parties. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S., international (under Patent Cooperation Treaty, or PCT) and foreign patent applications related to our proprietary technology, inventions and improvements that we consider to be important to the development and implementation of our business.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical studies for each drug and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any of our patents.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our drug candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may currently own or license or may receive in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. For example, we cannot be certain of the priority of inventions covered by pending third party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a drug candidate we may develop, it is possible that, before any of our drug candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide. For more information regarding the risks related to our intellectual property, please see “Risk factors—Risks related to our intellectual property.”

As of January 31, 2020, we owned, in all of our patent portfolios, 18 issued U.S. patents, 12 pending non-provisional U.S. patent applications (including two allowed U.S. patent applications), 7 pending provisional U.S. patent applications, 81 issued foreign patents, five pending PCT patent applications and 88 pending foreign patent applications (including 6 allowed foreign patent applications) in a number of jurisdictions, including, but being not limited to, Australia, Brazil, Canada, China, Europe, Eurasia, Gulf Cooperation Council, Hong Kong, Israel, India, Indonesia, Iran, Japan, Mexico, Macau, New Zealand, Russia, South Korea, South Africa, and Taiwan. Our nine issued U.S. patents covering our Fleximer ADC platform are projected to expire in 2032, excluding any additional term for patent term adjustments or patent term extensions; our one issued U.S. patent covering our Dolaflexin ADC platform is projected to expire in 2034, excluding any additional term for patent term adjustments or patent term extensions; our additional eight issued U.S. patents are projected to expire in 2030 and 2037, excluding any additional term for patent term adjustments or patent term extensions;

and any patent that may issue from our pending U.S. applications is projected to expire between 2032 and 2041, in each case, excluding any additional term for patent term adjustments or patent term extensions. In addition, we have exclusively in licensed four issued U.S. patents and one issued European patent for the NaPi2b antibody from Recepta. These in licensed issued U.S. and foreign patents are projected to expire in 2029, excluding any additional term for patent term adjustments or patent term extensions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before they are granted. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

The intellectual property portfolio of our ADC platform, our ADC product candidates and components thereof and companion diagnostics are summarized below. Some of these portfolios are in very early stages and prosecution has yet to commence on most of the pending patent applications. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be narrowed (sometimes significantly) by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

Fleximer ADC platform

The intellectual property portfolio for our Fleximer ADC platform is directed to compositions of matter for the Fleximer ADCs, as well as methods of using and making these novel conjugates, compositions of matter for Fleximer drug conjugates prior to conjugation with the antibody or antibody fragment and methods of making the same, and compositions of matter for our proprietary auristatin compounds (and by extension our proprietary DolaLock feature) and conjugates thereof (e.g., to Fleximer and/or an antibody or antibody fragment). As of January 31, 2020, we owned nine issued U.S. patents, two pending U.S. patent applications (including one allowed application), 41 issued foreign patents, and 9 pending foreign patent applications (including three allowed applications) in a number of jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, Russia, South Korea, and Taiwan. Any U.S. or foreign patent issuing from the pending applications covering the Fleximer ADC platform is projected to expire in 2032, excluding any additional term for patent term adjustments or patent term extensions.

Dolaflexin ADC platform

The intellectual property portfolio for our Dolaflexin ADC platform is directed to compositions of matter for the Dolaflexin ADCs, as well as methods of using and making these novel conjugates, compositions of matter for Dolaflexin drug conjugates prior to conjugation with the antibody or antibody fragment and methods of making the same. As of January 31, 2020, we owned one issued U.S. patent, and two pending U.S. patent applications, 27 issued foreign patent, and 16 pending foreign patent applications (including three allowed applications) in a number of jurisdictions, including Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, South Korea, Mexico and South Africa. Any U.S. or foreign patent issuing from the pending applications covering Dolaflexin ADC platform is projected to expire in October 2034, and any U.S. or foreign patent issuing from the pending applications covering the method of making the Dolaflexin ADC is projected to expire in 2038, excluding any additional term for patent term adjustments or patent term extensions.

XMT-1536 ADC

The intellectual property portfolio for our NaPi2b ADC product candidate, XMT-1536, is directed to compositions of matter for our novel ADC based on exclusively in licensed NaPi2b antibody and our Dolaflexin platform, as well as methods of using, making these novel conjugates, methods of administration and companion diagnostics. As of January 31, 2020, we owned six pending U.S. patent applications (including three pending provisional U.S. patent applications), 21 pending foreign patent applications, and two pending PCT applications directed to the composition of matter for XMT-1536, methods of using and making same, companion diagnostics for XMT-1536 ADC and XMT-1536 dosing regimens. We also intend to enter the national/regional phase of the pending PCT patent application in foreign jurisdictions, including Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, South Korea, Mexico and South Africa. Any U.S. or foreign patent issuing from the pending applications covering XMT-1536 is projected to expire in 2037, and any U.S. or foreign patent issuing from the pending applications covering XMT-1536 companion diagnostics is projected to expire in 2038, excluding any additional term for patent term adjustments or patent term extensions, and any U.S. or foreign patent issuing from the pending applications covering the XMT-1536 dosing regimens is projected to expire in 2039 or 2041.

In addition, we have exclusively in licensed four issued U.S. patents and one issued European patent for the novel NaPi2b antibody from Recepta, which Recepta licensed from Ludwig Institute for Cancer Research. These in licensed issued U.S. and European patents are projected to expire in 2029, excluding any additional term for patent term adjustments or patent term extensions. Recepta still owns one pending Brazilian patent application for the NaPi2b antibody, which is not licensed to us. A patent issuing from this Brazilian patent application is projected to expire in 2029.

Dolasynthen ADC platform

The intellectual property portfolio for our novel Dolasynthen platform is directed to compositions of matter for the novel scaffold and ADCs thereof, as well as methods of using and making these novel conjugates and scaffolds. As of January 31, 2020, we owned one pending U.S. patent application, 15 pending foreign patent applications, and one pending PCT patent application. We intend to enter the national/regional phase of the PCT patent applications in a number of jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, Russia, South Korea, and Taiwan. Any U.S. or foreign patent issuing from the pending applications covering the novel DNA alkylators and novel scaffold platforms is projected to expire between 2037 and 2039, excluding any additional term for patent term adjustments or patent term extensions.

XMT-1592 ADC

The intellectual property portfolio for our site specific NaPi2b ADC product candidate, XMT-1592, is directed to compositions of matter for our novel ADC based on exclusively in licensed NaPi2b antibody and our Dolasynthen platform, as well as methods of using, making these novel conjugates and administration of these novel conjugates. As of January 31, 2020, we owned one pending provisional U.S. patent application related to XMT-1592. Any U.S. or foreign patent issuing from the pending applications covering XMT-1592 is projected to expire in 2041, excluding any additional term for patent term adjustments or patent term extensions.

Immunosynthen ADC platform

The intellectual property portfolio for our novel Immunosynthen platform is directed to compositions of matter for the novel STING agonists, as well as methods of using and methods of making these novel payloads. As of January 31, 2020, we owned three pending provisional U.S. patent applications related to Immunosynthen. Any U.S. or foreign patent issuing from the pending applications is projected to expire in 2040, excluding any additional term for patent term adjustments or patent term extensions.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors and non-competition, non-solicitation, confidentiality and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that we will have executed such agreements with all applicable employees and contractors, or that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. With respect to the building of our proprietary compound library, we consider trade secrets and know-how to be our primary intellectual property. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to this technology platform, these trade secrets and know-how will over time be disseminated within the industry through independent development and public presentations describing the methodology. For more information regarding the risks associated with our trade secrets, please see “Risk factors—Risks related to our intellectual property—Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.”

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

ADC platforms:  Although Dolaflexin, Dolasynthen and the new platform initiatives we have underway are highly differentiated and proprietary, many companies continue to invest in innovation in the ADC field including new payload classes, new conjugation approaches and new targeting moieties. Any of these initiatives could lead to a platform that has superior properties to ours. We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including Astellas, AstraZeneca, Daiichi Sankyo, ImmunoGen, Immunomedics, Pfizer and Seattle Genetics. These companies or their partners, including AbbVie, Genentech and Takeda, may develop product candidates which compete in the same indications as our current and future product candidates. We expect to compete on improved efficacy, safety and tolerability compared to other product candidates and if our products are not demonstrably superior in these respects compared to other approved therapeutics, we may not be able to compete effectively.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies and acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our products’ entry. We believe the factors determining the success of our programs will be the efficacy, safety and tolerability of our product candidates.

Employees

As of January 31, 2020, we had 83 full time employees, including 63 with M.D., Ph.D. or other advanced degrees. Of these full time employees, 66 are engaged in research and development and 17 are engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

Our corporate headquarters are located in Cambridge, Massachusetts. We occupy approximately 34,000 square feet of office and laboratory space that we lease in the multi-tenant building in which our corporate headquarters are located. We have an option to extend the lease term for an additional five years thereafter. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

We have incurred net losses since our inception. Our net loss was $28.2 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $192.4 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products and therefore have never generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities, the receipt of funds through strategic partnerships with third parties and our credit facility. The amount of our future net losses will depend, in part, on the rate of our future expenditures. We have not completed pivotal clinical studies for any product candidate and only have one product candidate in a clinical study. It will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues would depend upon the size of the market or markets in which our product candidates received such approval and our ability to achieve sufficient market acceptance, reimbursement from third‑party payors and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and increasing net losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct clinical development of XMT-1536, our lead product candidate, and any other current or future product candidates;
•	seek regulatory approval for XMT‑1536, and any other current or future product candidates, if our development efforts are successful;
•	add personnel to support our product development efforts;

•	continue our research and development efforts for new product opportunities; and
•	continue to operate as a public company.

If we are required by the United States Food and Drug Administration, or FDA, or any equivalent foreign regulatory authority to perform clinical studies or preclinical studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical studies of XMT‑1536 or any other current or future product candidates, our expenses could increase.

To become and remain profitable, we must succeed in developing our product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may not succeed in these activities, and we may never generate revenue from product sales or strategic partnerships in an amount sufficient to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our cash, cash equivalents and short-term marketable securities were $99.8 million as of December 31, 2019. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing XMT‑1536, our lead product candidate, and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical studies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical studies for XMT‑1536 or any other current or future product candidates, including delays in enrollment of patients. We also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing XMT‑1536 and any other current or future product candidates and conducting preclinical studies and clinical studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for XMT‑1536 and any other current or future product candidates if preclinical studies and clinical studies are successful;
•	the cost of manufacturing XMT‑1536 and any other current or future product candidates for clinical studies in preparation for regulatory approval and in preparation for commercialization;
•

the cost of commercialization activities for XMT‑1536 and any other current or future product candidates, if any product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;

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

As further explained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-K, based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through at least the next twelve months following the filing of our Annual Report on Form 10-K, including our Phase 1 clinical study for XMT‑1536 and our planned dose escalation study for XMT-1592. Our operating plan, however, may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or ADC product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring future debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness, each of which could adversely impact our ability to conduct our business and execute our operating plan. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies, including our  platforms, or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for XMT‑1536, our lead product candidate, or any other current or future product candidates, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have a credit facility that requires us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility.

On May 8, 2019, we entered into a loan and security agreement, or the Credit Facility, with Silicon Valley Bank, or SVB, pursuant to which we may borrow, at our option, up to $20.0 million, through August 31, 2020.  The Credit Facility is secured by substantially all of our assets, except for our intellectual property, which is subject to a negative pledge, and certain other customary exclusions, which ensures that SVB’s rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation.

The Credit Facility includes customary covenants including covenants requiring us to maintain our corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and maintain a liquidity ratio. Additionally, we are restricted in our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets and agree to a change in control.  Upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the Credit Facility, the breach of certain of the covenants under the Credit Facility, or the occurrence of a material adverse change in our business, SVB is entitled to increase the applicable interest rate, accelerate amounts due under the Credit Facility and dispose the collateral as permitted under applicable law. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Risks related to development and approval of our ADC product candidates

Failure of a discovery program or product candidate may occur at any stage of preclinical or clinical development, and, because our and our partner’s discovery programs and our product candidates are in early stages of preclinical or clinical development, there is a relatively higher risk of failure and we or our partners may never succeed in generating revenue from such discovery programs or product candidates.

Our early encouraging preclinical results for XMT‑1536, our lead product candidate, or any other current or future product candidates, are not necessarily predictive of the results of our ongoing or future discovery programs or clinical studies. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in later‑stage preclinical studies or in humans during clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late‑stage clinical studies after achieving positive results in early‑stage development, including early‑stage clinical studies, and we cannot be certain that we will not face similar setbacks. These companies’ setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in preclinical studies and clinical studies, including previously unreported adverse events.

Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other products in our pipeline. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our product candidates or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates. There can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical study protocols and the rate of dropout among clinical study participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA approval.

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

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line” or preliminary data from our clinical studies. Positive preliminary data may not be predictive of such trial’s subsequent or overall results. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We currently have only one ADC product candidate, XMT-1536, in a clinical study. A failure of this product candidate in clinical development would adversely affect our business and may require us to discontinue development of other ADC product candidates based on the same technology.

XMT-1536 is currently our only clinical‑stage development product candidate. While we have certain other preclinical programs in development and we intend to develop other product candidates, including XMT-1592, it will take additional investment and time for such programs to reach the same stage of development as XMT-1536. In addition, we have other product candidates in our current pipeline that are based on the same platform. If XMT-1536 fails in development as a result of any underlying problem with our platform, then we may be required to discontinue development of the product candidates that are based on the same technology. If we were required to discontinue development of XMT-1536 or if XMT-1536 were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

Events that may delay or prevent successful commencement, enrollment or completion of clinical studies of our product candidates could result in increased costs to us as well as a delay in obtaining, or failure to obtain, regulatory approval, or cause us to suspend or terminate a clinical trial, which could prevent us from commercializing our product candidates on a timely basis, or at all.

We cannot guarantee that clinical studies, including our ongoing Phase 1b clinical study and anticipated additional clinical studies for XMT-1536, our lead product candidate, will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical study. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:

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

•

inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical studies, including, for example, delays in the testing, validation, manufacturing or delivery of the product candidates to the clinical sites;

•	patients not completing participation in a study or not returning for post‑treatment follow‑up;
•	clinical study sites or patients dropping out of a study;
•

safety issues, including occurrence of serious adverse events, or SAEs, in clinical studies that are associated with the product candidates that are viewed to outweigh their potential benefits or unforeseen safety issues in our ongoing preclinical studies;

•	changes in regulatory requirements or guidance that require amending or submitting new clinical protocols; or
•	lack of adequate funding to continue the clinical study.

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical study. If we or our partners are not able to successfully complete clinical studies, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our partners’ product candidates based on our technology.

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

Challenges in recruiting and enrolling suitable patients to participate in clinical studies that meet the criteria of the protocol for clinical studies could increase costs and result in delays to our current development plan for XMT‑1536, our lead product candidate, or any other current or future product candidate.

We may seek a Breakthrough Therapy Designation or Fast Track Designation by the FDA for any of our ADC product candidates, and we may be unsuccessful. If we are successful, the designation may not actually lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that any ADC product candidate would receive marketing approval.

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

We may not be able to obtain orphan drug designation for our ADC product candidates, and even if we do, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

We may seek orphan drug designation status for one of our current or future product candidates, and we may be unsuccessful. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In Europe, orphan drug designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency or the FDA from approving another marketing application for the same drug and indication for a set time period, except in limited circumstances. Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same condition, or the drug may be used off-label. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the other drug is clinically superior. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for applicable indications for our current or future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

Clinical development, regulatory review and approval by the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we or our partners are ultimately unable to obtain regulatory approval for our ADC product candidates, our business will be substantially harmed.

The preclinical studies and clinical studies of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any such product candidate.

These government regulations relate to, among other things, development, clinical studies, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidates, we or our partners must demonstrate through extensive preclinical studies and clinical studies that the product candidate is safe and effective for use in each target indication.

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

In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval of or the decision not to approve an application. Regulatory approval has not been obtained for any product candidate based on our technologies, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. In addition, we may gain regulatory approval for XMT‑1536, our lead product candidate, or any other current or future product candidates in some but not all of the territories for which we seek approval or some but not all of the target indications, resulting in limited commercial opportunity for the approved product candidates.

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

We may conduct clinical trials for ADC product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We may conduct clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. If the foreign data is the sole basis for a marketing application, then the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful and the FDA must be able to validate the data through an on-site inspection, if necessary. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly, time-consuming and could delay or permanently halt our development of the applicable product candidates.

If we fail to obtain regulatory approval in jurisdictions outside the United States, we will not be able to market our products in those jurisdictions.

We intend to market our product candidates, including XMT‑1536, our lead product candidate, if approved, in international markets either directly or through partnerships. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary from country to country and may require additional testing that we are not required to perform to obtain regulatory approval in the United States. Moreover, the time required to obtain approval in countries outside the United States may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a drug must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We or our partners may not obtain foreign regulatory approvals on a timely basis, if at all. We or our partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we or any existing or future partner are unable to obtain regulatory approval for XMT‑1536 or any of our other current or future product candidates in one or more significant foreign jurisdictions, then the commercial opportunity for such product candidate and our financial condition will be adversely affected.

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

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post‑marketing testing and surveillance to monitor safety and efficacy. In addition, if the FDA or any other governing regulatory body approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post‑marketing information and reports, registration, as well as continued compliance with cGMP and GCP, for any clinical studies that we conduct post‑approval.

Later discovery of previously unknown problems with an approved drug, including adverse events of unanticipated severity or frequency, or with manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The policies of the FDA or any other governing regulatory body may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or not able to maintain regulatory compliance, we may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Our ADC product candidates or ADCs developed or commercialized by our competitors may cause undesirable side effects or have other properties that delay or prevent regulatory approval of our ADC product candidates or limit their commercial potential.

Undesirable side effects caused by our product candidates or ADCs being developed or commercialized by our partners or competitors could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Further, clinical studies by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug. SAEs deemed to be caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could have a material adverse effect on the development of our product candidates and our business as a whole.

If we or others identify undesirable side effects caused by our product candidates or those of our competitors either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

•	our clinical studies may be put on hold;
•	we may be unable to obtain regulatory approval for our product candidates;
•	regulatory authorities may withdraw or limit their approvals of our product candidates;
•	regulatory authorities may require the addition of labeling statements, such as a contraindication, black box warnings or additional warnings;
•	the FDA may require development of a REMS with Elements to Assure Safe Use as a condition of approval or post‑approval;
•	we may decide to remove such product candidates from the marketplace;

•	we may be subject to regulatory investigations and government enforcement actions;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and could substantially increase commercialization costs.

If we or our third‑party collaborators are unable to successfully develop and commercialize any required companion diagnostics for our product candidates or engage a third party to do so, or we or they experience significant delays in doing so, we may not realize the full potential of our ADC product candidates.

If a companion diagnostic is required for the label for XMT‑1536, our lead product candidate, or any of our other current or future product candidates, therefore conditioning our ability to market such product candidates on the commercial availability of an approved companion diagnostic, we may seek approval for our validated assay as a companion diagnostic or we may contract with third parties to create and obtain approval for a companion diagnostic. To be successful in developing and commercializing such a companion diagnostic, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development and commercialization of diagnostics and may not be successful in developing and commercializing appropriate diagnostics to pair with XMT‑1536 or any of our other current or future product candidates. Companion diagnostics are subject to regulation by the FDA and equivalent foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing diagnostics, we may rely in part or in whole on third parties for their design, manufacture and commercialization. We, our collaborators or such third parties may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. Any delay or failure by us, our collaborators or such third parties to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. If we, or any third parties that we may contract with to assist us, are unable to successfully develop and commercialize companion diagnostics for our product candidates, or experience delays in doing so:

•	the development of XMT‑1536 and our other current or future product candidates, may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
•	our product candidates may not receive marketing approval if safe and effective use of a therapeutic product candidate depends on the availability of an in vitro diagnostic; and
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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. In the event that any of our manufacturers fails to comply with regulatory requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

We expect to continue to rely on third‑party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third‑party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical studies of product candidates under development;

•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•	loss of the cooperation of an existing or future strategic partner;
•	subjecting third‑party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	a requirement to cease distribution or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

We, or our third‑party manufacturers, may be unable to successfully scale‑up manufacturing of our ADC product candidates in sufficient quality and quantity, which would delay or prevent us from developing our ADC product candidates and commercializing approved products, if any.

In order to conduct clinical studies of our product candidates and commercialize any approved product candidates, we, or our manufacturing partners, will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost‑effective manner, or at all. In addition, quality issues may arise during scale‑up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical studies of that product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We have evaluated which third‑party manufactures to engage for scale‑up to commercial supply of our product candidates, including XMT‑1536, our lead product candidate, and we have begun transfer and scale-up of certain manufacturing activities. If we are unable to obtain or maintain third‑party manufacturing for commercial supply of product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully.

We rely on third parties to conduct preclinical studies and clinical studies for our product candidates, including XMT‑1536, our lead product candidate, and if such third parties do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for XMT‑1536 or any other current or future ADC product candidates.

We have designed the Phase 1 clinical study for XMT-1536, our lead product candidate, and intend to design any future clinical study for any future unpartnered product candidates that we may develop if preclinical studies are successful. However, we rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these studies. As a result, we have less direct control over the conduct, timing and completion of these clinical studies and the management of data developed through clinical studies than would be the case if we were relying entirely upon our own staff. These CROs and other third parties are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical studies, resulting in the preclinical studies or clinical studies being delayed or unsuccessful.

The third parties on whom we rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

If these third parties do not successfully carry out their duties under their agreements, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to clinical study protocols or to regulatory requirements, or if they otherwise fail to comply with clinical study protocols or meet expected deadlines, the clinical studies of our product candidates may not meet regulatory requirements. The FDA enforces GCP regulations through periodic inspections of clinical study sponsors, principal investigators and study sites. If we or our CROs fail to comply with applicable GCPs or other regulatory requirements, the clinical data generated in our clinical studies may be deemed unreliable, third parties may need to be replaced and preclinical development activities or clinical studies may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates on a timely basis or at all.

We depend on strategic partnerships with other companies to assist in the research, development and commercialization of our ADC platforms and ADC product candidates. If our existing partners do not perform as expected, this may negatively affect our ability to commercialize our ADC product candidates, generate revenues through technology licensing, or otherwise negatively affect our business.

We have established strategic partnerships and intend to continue to establish strategic partnerships with third parties to research, develop and commercialize our platforms and existing and future product candidates. We entered into a collaboration agreement with Merck KGaA for the development and commercialization of other product candidates. For certain of these programs, we will depend on our partners to design and conduct their clinical studies. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these partners withdraw support for these programs or proposed products or otherwise impair their development or experience negative results, our business and our product candidates could be negatively affected.

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

Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our partners. Competing products, either developed by the partners or to which the partners have rights, may result in the withdrawal of partner support for our product candidates. Even if our partners continue their contributions to the strategic partnerships, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Additionally, if our partners pursue different clinical or regulatory strategies with their product candidates based on our platforms or technologies, adverse events with their product candidates could negatively affect our product candidates utilizing similar technologies.  Any of these developments could harm our product development efforts.

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

We continue to strategically evaluate our partnerships and, as appropriate, we expect to enter into additional strategic partnerships in the future, including potentially with major biotechnology or biopharmaceutical companies. We face significant competition in seeking appropriate partners for our product candidates, and the negotiation process is time‑consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into strategic partnership agreements related to our product candidates could delay the development and commercialization of such candidates and reduce their competitiveness even if they reach the market. If we are not able to generate revenue under our strategic partnerships when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

If we fail to establish and maintain additional strategic partnerships related to our unpartnered product candidates, we will bear all of the risk and costs related to the development of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise, such as regulatory expertise, for which we have not budgeted. If we were not successful in seeking additional financing, hiring additional employees or developing additional expertise, our cash burn rate would increase or we would need to take steps to reduce our rate of product candidate development. This could negatively affect the development of any unpartnered product candidate.

Risks related to commercialization of our ADC product candidates

Our future commercial success depends upon attaining significant market acceptance of our ADC product candidates, if approved, among physicians, patients and health care payors.

Even if we obtain regulatory approval for XMT‑1536, our lead product candidate, or any other current or future product candidates that we may develop or acquire in the future, the product candidate may not gain market acceptance among physicians, health care payors, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:

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

Perceptions of any product are influenced by perceptions of competitors’ products that are in the same class of drugs or have a similar mechanism of action. As a result, adverse public perception of our competitors’ products may negatively impact the market acceptance of our product candidates. Market acceptance is critical to our ability to generate significant revenue and become profitable. Any therapeutic candidate, if approved and commercialized, may be accepted in only limited capacities or not at all. If any approved products are not accepted by the market to the extent that we expect, we may not be able to generate significant revenue and our business would suffer.

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

The precise incidence and prevalence of epithelial ovarian cancer and non‑squamous NSCLC with NaPi2b expression are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. The total addressable market opportunity for XMT‑1536 or XMT-1592 for the treatment of epithelial ovarian cancer and non‑squamous NSCLC with NaPi2b expression will ultimately depend upon, among other things, the diagnosis criteria included in the final label for XMT‑1536 or XMT-1592, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients who can be treated with our drug candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

In the future, we expect to build a focused sales and marketing infrastructure to market XMT‑1536, our lead product candidate, and any other current or future product candidates in the United States and certain foreign jurisdictions, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities.

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

Adverse pricing limitations may hinder our ability to recoup our investment in XMT‑1536, our lead product candidate or any other current or future product candidates, even if such product candidates obtain marketing approval.

Obtaining coverage and reimbursement approval for a product from a government or other third‑party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost‑effectiveness data for the use of our products to the payor. Further, there is significant uncertainty related to third‑party payor coverage and reimbursement of newly approved drugs. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In addition, in the United States, third‑party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third‑party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

Price controls may be imposed in foreign markets, which may adversely affect our future profitability.

In some countries, including member states of the European Union, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low‑priced and high‑priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost‑effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third‑party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of our product candidates in those countries would be negatively affected.

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

Within the United States, there have been ongoing government efforts at the federal and state levels to reform the provision or control the cost of health care.  There have been a number of legislative and regulatory changes to the healthcare system, such as the enactment and subsequent modification of the Health Care Reform Act,  that could affect our future results of operations or the commercial success of our products, if approved.   See “BUSINESS-Government regulation - Healthcare reform”. We continue to evaluate the effect that healthcare reform efforts may have on our business, but expect that healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved. Healthcare reform efforts to contain or reduce costs of health care may adversely affect:

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

In addition, other legislative changes have been proposed and adopted that affect health care spending. The Budget Control Act of 2011, includes provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare payments to providers which began in April 2013, and will remain in effect through 2029 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid  or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could  have an adverse impact on our results of operations.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third parties compete with us in developing various approaches to cancer therapy. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by our competitors could be superior to our product candidates. It is possible that these competitors will succeed in developing technologies that are more effective than our platforms or product candidates or that would render our platforms obsolete or noncompetitive. We anticipate that we will face increased competition in the future as additional companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including Astellas, AstraZeneca, Daiichi Sankyo, ImmunoGen, Immunomedics, Pfizer and Seattle Genetics. These companies or their partners, including AbbVie, Genentech and Takeda, may develop product candidates which compete in the same indications as our current and future product candidates. We expect to compete on improved efficacy, safety and tolerability compared to other product candidates and if our products are not demonstrably superior in these respects compared to other approved therapeutics, we may not be able to compete effectively.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical studies, obtaining regulatory approval and marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Smaller or early‑stage companies may also prove to be significant competitors, particularly through strategic partnerships with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

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

Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our  platforms and our product candidates, including our lead product candidate, XMT‑1536. The patent position of biopharmaceutical companies is generally uncertain because it involves complex legal and factual considerations and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights is highly uncertain. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The patent prosecution process is expensive, complex and time‑consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents.

The patent applications that we own or in‑license may fail to result in issued patents, and even if they do issue as patents, such patents may not cover our platforms and product candidates in the United States or in other countries. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. For example, even if patent applications we license or own do successfully issue as patents and even if such patents cover our platforms and product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not provide adequate protection or exclusivity for our ADC platform or product candidates, prevent others from designing around our claims or otherwise provide us with a competitive advantage. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If patent applications we own or have in‑licensed with respect to our platforms or our product candidates fail to issue as patents, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity, it could dissuade companies from collaborating with us. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful development and commercialization of any product candidate. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by the USPTO or a third‑party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent and the protection it affords is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, our owned or in‑licensed patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a drug under patent protection could be further reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from similar or generic products. The launch of a generic version of one of our products in particular would be likely to result in an immediate and substantial reduction in the demand for our product, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Any loss of patent protection could have a material adverse impact on our business. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as our product candidates.

Issued patents covering XMT‑1536, our lead product candidate, and any other current or future ADC product candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering XMT‑1536, our lead product candidate, or any other current or future product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non‑enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, inter partes review, post‑grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Any such loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects.

If we fail to comply with our obligations under any license, strategic partnership or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our ADC product candidates.

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

In addition, our existing licenses and collaboration agreements, including our license with Recepta Biopharma S.A., or Recepta, for intellectual property covering the NaPi2b antibody in XMT‑1536 and XMT-1592, impose, and any future licenses, collaborations or other agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, including, in the case of our agreement with Recepta, the license for the rights covering the NaPi2b antibody in XMT‑1536 and XMT-1592. Any of the foregoing could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreements, including:

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

In addition, in a litigation or other proceeding, a court or administrative judge may decide that a patent owned by or licensed to us is invalid or unenforceable, or a court may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or other proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation and other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. During the course of any patent or other intellectual property litigation or other proceeding, there could be public announcements of the results of hearings, rulings on motions and other interim proceedings or developments and if securities analysts or investors regard these announcements as negative, the perceived value of our product candidates, programs or intellectual property could be diminished. Accordingly, the market price of our common stock may decline. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Third‑party claims of intellectual property infringement or misappropriation may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our ability and the ability of our strategic partners to develop, manufacture, market and sell product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexamination, inter partes review, derivation and post grant review proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product candidates. As the biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we, our customers, licensees or parties indemnified by us are employing their proprietary technology without authorization or have infringed upon, misappropriated or otherwise violated their intellectual property or other rights, regardless of their merit. For example, we may be subject to claims that we are infringing the patent, trademark or copyright rights of third parties, or that our employees have misappropriated or divulged their former employers’ trade secrets or confidential information. There may be third‑party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates, that we failed to identify. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until issued as patents. Except for certain exceptions, including the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing, and sometimes not at all. Therefore, patent applications covering our platforms or our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platforms, our product candidates or the use or manufacture of our product candidates.

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

Parties making claims against us may also obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our technologies or one or more of our product candidates. Defending against claims of patent infringement, misappropriation of trade secrets or other violations of intellectual property could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against us, in addition to potential injunctive relief, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We may face a claim of misappropriation if a third party believes that we inappropriately obtained and used trade secrets of such third party. If we are found to have misappropriated a third party’s trade secrets, we may be prevented from further using such trade secrets, limiting our ability to develop our product candidates, we may be required to obtain a license to such trade secrets which may not be available on commercially reasonable terms or at all and may be non‑exclusive, and we may be required to pay damages, which could be substantial. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As we seek to advance our product candidates through clinical studies and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical studies effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or disrupt our operations.

As a pharmaceutical manufacturer, our activities, including our interactions with healthcare providers, third party payors, patients and government officials, are, and will continue to be, subject to extensive regulation involving health care, anti-corruption, data privacy and security and consumer protection laws.  Failure to comply with applicable laws could result in substantial penalties, contractual damages, reputational harm, diminished revenues and curtailment or restructuring of our operations.

Our activities may now or in the future be directly or indirectly subject to various federal and state laws related to health care, anti-corruption, data privacy and security consumer protection. If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws include, but are not limited to:

•

federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

•

the federal anti‑kickback law, which prohibits, among other things, persons from offering, soliciting, receiving or providing any remuneration, directly or indirectly, to induce, either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid;

•

the federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act or EKRA, enacted in 2018, which prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;

•

the federal law known as HIPAA, which, in addition to privacy protections to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program (which may include private health plans) or making false statements relating to healthcare matters;

•	the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
•

federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the federal government for re-disclosure to the public (the scope of which reportable interactions will increase for interactions occurring on or after 2021);

•

the privacy, security and breach provisions of HIPAA, which impose obligations on certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and

•

state law analogues of each of the above federal laws, such as anti‑kickback and false claims laws which may apply to items or services reimbursed by any third‑party payor, including private health plans, state privacy laws, state consumer protection laws, and state laws regulating interactions between pharmaceutical manufacturers and healthcare providers, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	injury to our reputation;

•	decreased demand for our product candidates or products that we may develop;
•	withdrawal of clinical study participants;
•	costs to defend the related litigations;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to study participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	the inability to commercialize our product candidates; and
•	a decline in our stock price.

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

Our internal computer systems, or those of our strategic partners, third‑party collaborators or other contractors or consultants, may fail or suffer security breaches, which could adversely affect our business, including through  material disruptions of our programs or business operations.

Our internal information technology systems and those of our current or future strategic partners, third party collaborators and other contractors and consultants are vulnerable to service interruptions or security breaches, including from cyber-attacks, computer viruses, ransomware, malware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If a failure, accident or security breach were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations. We could lose access to our trade secrets or other proprietary information or experience other disruptions, which could require a substantial expenditure of resources to remedy. For example, the loss of clinical study data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

We could also be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks, including personal information of our employees or others. Outside parties may attempt to penetrate our systems or those of the third parties with which we contract or to coerce or fraudulently induce our employees or employees of such third parties to disclose sensitive information to gain access to our data. The number and complexity of these threats continue to increase over time. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, such risks cannot be eliminated. Furthermore, there can be no assurance that we, or those third parties with which we contract, will promptly detect any such disruption or security breach, if at all. Additionally, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities, our competitive position and the market perception of the effectiveness of our security measures could be harmed, our credibility could be damaged and the further development of our product candidates could be delayed.

We, or the third parties upon whom we depend, may be adversely affected by serious disasters.

Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or human-made accidents or incidents that result in us being unable to fully use our facilities, or the facilities of third-parties with which we contract, may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our current or future product candidates or the interruption of our business operations for a substantial period of time.

There can be no assurance that the amounts of insurance that we maintain will be sufficient to satisfy any damages and losses in the event a serious disaster or similar event occurs. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs and commercialization efforts may be harmed.

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

Our stock price has been and may continue to be volatile. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:

•	results and timing of preclinical studies and clinical studies of our current or future product candidates, including XMT‑1536 and XMT-1592;
•	results of clinical studies of our competitors’ products;
•	failure to adequately protect our trade secrets;
•	the terms on which we raise additional capital or our ability to raise it;
•	commencement or termination of any strategic partnership or licensing arrangement;
•	regulatory developments, including actions with respect to our products or our competitors’ products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin‑offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us (including pursuant to the pre-funded warrants described below), our insiders or our other stockholders;
•	speculation in the press or investment community;
•	announcement or expectation of additional financing efforts;
•	changes in market conditions for biopharmaceutical stocks; and
•	changes in general market and economic conditions.

In addition, the stock market has historically experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price for which they paid for their shares. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. Furthermore, as a result of this volatility, we may not be able to maintain compliance with listing requirements of the Nasdaq Stock Market. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2019, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned a significant amount of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our operations. In addition, our credit facility contains terms and any future debt financing arrangement may contain additional terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

The 2017 Tax Act could adversely affect our business and financial condition.

On December 22, 2017, the U.S. President signed into law legislation commonly called the “Tax Cuts and Jobs Act” (the 2017 Tax Act) that significantly revises the Internal Revenue Code of 1986, as amended (the Code). The 2017 Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the 2017 Tax Act is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use net operating losses and certain tax credit carryforwards may be subject to certain limitations.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded no income tax benefit for the net operating losses incurred in each year, due to the uncertainty of realizing a benefit from those items. The Company has incurred net operating losses (NOLs) since its inception. As of December 31, 2019, the Company had federal NOLs of approximately $163.5 million and state NOLs of approximately $98.5 million. Of the $163.5 million of federal NOLs, $34.1 million expire at various dates through 2037. The remaining $129.3 million of federal NOLs do not expire. The state NOLs will expire at various dates through 2039. As of December 31, 2019, the Company had Federal and State research and development tax credit carryforwards of approximately $2.0 million and $0.7 million, respectively, which expire at various dates through 2039. Under the 2017 Tax Act, federal NOLs incurred in 2019 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the 2017 Tax Act. In addition, under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and our ability to use our NOLs to offset taxable income could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. The Company has determined that ownership changes have occurred since our inception and that certain NOLs and research and development tax credit carryforwards will be subject to limitation.  We may also have incurred subsequent ownership changes. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.              PROPERTIES.

Our corporate headquarters are located in Cambridge, Massachusetts. We occupy approximately 34,000 square feet of office and laboratory space that we lease in a multi-tenant building in which our corporate headquarters are located. We have an option to extend the lease term for an additional five years thereafter. We believe that this office and laboratory space is sufficient to meet our current needs, and that suitable additional space will be available as and when needed.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “MRSN” on the Nasdaq Global Select Market. As of February 25, 2020, there were approximately 36 holders of record of shares of our common stock.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from June 28, 2017 (the first date that shares of our common stock were publicly traded) through December 31, 2019, which was the last trading day of the year. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on June 28, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.              SELECTED FINANCIAL DATA

You should read the following selected financial data together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have derived the statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The historical statement of operations data for the years ended December 31, 2016 and 2015 and the historical balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from audited financial statements not included in this Annual Report on Form 10-K. All financial information presented has been consolidated and reflects the operations of Mersana Therapeutics Inc. and its wholly-owned subsidiaries.  Our historical results are not necessarily indicative of results expected in any future period. The selected historical financial information in this section is not intended to replace our consolidated financial statements and the related notes thereto.

	Year ended
	December 31,
	2019	2018	2017	2016	2015
	(in thousands, except
	share and per share data)
Statements of Operations Data:
Collaboration revenue	$42,123	$10,594	$17,545	$25,171	$10,359
Operating expenses:
Research and development	55,040	59,915	46,700	32,008	21,353
General and administrative	17,283	16,334	10,462	6,984	5,347
Total operating expenses	72,323	76,249	57,162	38,992	26,700
Other income (expense):
Interest income	2,226	1,398	910	121	2
Interest expense	(234)	—	—	—	(89)
Total other income (expense), net	1,992	1,398	910	121	(87)
Net loss	$(28,208)	$(64,257)	$(38,707)	$(13,700)	$(16,428)
Net loss attributable to common stockholders — basic and diluted(1)	$(28,208)	$(64,257)	$(38,707)	$(13,700)	$(16,428)
Net loss per share attributable to common stockholders — basic and diluted(1)	$(0.65)	$(2.79)	$(3.22)	$(10.82)	$(13.43)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted(1)	43,492,113	23,032,250	12,022,733	1,266,758	1,223,457

	Year ended
	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$99,790	$70,131	$125,216	$100,297	$11,534
Working capital(2)	77,256	4,880	85,662	73,787	2,019
Total assets	107,541	78,502	130,715	105,087	14,409
Long-term debt, net of discount	4,201	—	—	—	—
Convertible preferred stock	—	—	—	94,450	36,296
Total stockholders’ equity (deficit)	78,318	8,795	69,994	(55,619)	(42,692)

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing antibody drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable us to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies.

We believe that our innovative platforms which include Dolaflexin and Dolasynthen, delivering our DolaLock payload, as well as Immunosynthen, delivering a novel stimulator of interferon genes, or STING, agonist, compose a highly efficient product engine that has enabled a robust discovery pipeline for us and our partners. Our ADCs in preclinical and clinical studies are first-in-class molecules that target multiple tumor types with high unmet medical need and have exhibited improved safety and efficacy compared to ADCs developed using first-generation technology.

Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC technologies and the experience and competencies of our management team to identify, acquire and develop promising ADC product candidates and to commercialize cancer therapeutics that are improvements over existing treatments.

XMT-1536, a first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver an average of 10-12 DolaLock payload molecules per antibody. The NaPi2b antigen is broadly expressed in NSCLC adenocarcinoma and ovarian cancer with limited expression in normal tissue.  We are actively recruiting and dosing patients with ovarian cancer and NSCLC adenocarcinoma, where a majority of patients express NaPi2b in a Phase 1 clinical trial.

We have selected our next clinical product candidate, XMT-1592. XMT-1592 uses one of our new platforms, Dolasynthen, and also targets NaPi2b.  XMT-1592 comprises the same proprietary NaPi2b antibody and potent auristatin DolaLock payload with controlled bystander effect as XMT-1536, with the additional features of homogeneous, site-specific bioconjugation and precise DAR.

Our early stage programs include a potentially first-in-class B7-H4-targeted DolaLock ADC addressing areas of high unmet medical need. Our objective is to rapidly progress through IND-enabling studies and scale up manufacturing activities with third parties. B7-H4 provides significant opportunities for development in areas of high unmet need such as breast cancer, NSCLC and ovarian cancer.

In addition, we have established strategic research and development partnerships with Merck KGaA and Asana Biosciences for the development and commercialization of additional ADC product candidates against a limited number of targets selected by our partners based on our Fleximer platform. We believe the potential of our ADC technologies, supported by our world class management team and protected by our robust intellectual property portfolio, will allow us to develop targeted and highly tailored therapies to help cancer patients become cancer survivors.

Since inception, our operations have focused on building our platforms, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical and toxicology studies, manufacturing clinical study material and conducting clinical studies, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock.

Since inception, we have incurred significant cumulative operating losses. Our net losses were $28.2 million, $64.3 million and $38.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $192.4 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue clinical development activities for our lead product candidate XMT-1536 and anticipate initiating clinical development activities for XMT-1592;
•	initiate first-in-human studies for our next clinical candidate XMT-1592;
•	develop a research assay and companion diagnostic for the NaPi2b biomarker;
•	continue activities to discover, validate and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio; and
•	hire additional research, development and general and administrative personnel.

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

For the years ended December 31, 2019, 2018 and 2017, we recognized revenue of $2.1 million, $2.4 million and $3.6 million, respectively, related to the Merck KGaA agreements.

In January 2016, we entered into collaboration agreements with Takeda for the development and commercialization of XMT-1522, a HER2-targeted ADC, and up to seven ADC product candidates utilizing Fleximer. The Company’s collaboration agreements with Takeda were terminated during the first quarter of 2019.

We recognized the remaining deferred revenue of $40.0 million related to the termination of the Takeda agreements in the first quarter of 2019. We do not expect to have any further revenue related to these agreements.

We have provided limited services to Asana BioSciences. For the years ended December 31, 2019, 2018 and 2017, we recorded an immaterial amount of revenue and revenue of $0.8 million and $0.1 million, respectively, related to those services. In addition, we recognized revenue of $1.5 million related to a milestone achieved during the third quarter of 2018.

For the foreseeable future, we expect substantially all of our revenue to be generated from our collaboration agreements with Merck KGaA and Asana BioSciences. Given the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments or any royalty payments under these collaborations.

For information about our revenue recognition policy, see the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, and stock-based compensation expense;
•	costs of funding research and development performed by third parties that conduct research, preclinical activities, manufacturing and clinical studies on our behalf;
•	laboratory supplies;
•	facility costs, including rent, depreciation and maintenance expenses; and
•	upfront and milestone payments under our third-party licensing agreements.

Research and development costs are expensed as incurred. Costs of certain activities, such as manufacturing, preclinical and clinical studies, are generally recognized based on an evaluation of the progress to completion of specific tasks. Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations and information provided to us by the third parties with whom we contract.

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs. We expect that our total future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs. There are numerous factors associated with the successful development and commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at our current stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis following nomination as a product candidate. We have not historically tracked all of our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program, following nomination as a development candidate for the years ended December 31, 2019, 2018 and 2017. All external research and development expenses not attributable to the XMT-1536 and XMT-1522 programs are captured within preclinical and discovery costs. These costs relate to our next ADC clinical candidate, XMT-1592, as well as additional earlier discovery stage programs and certain unallocated costs. We terminated the development of XMT-1522 in the first quarter of 2019. Our internal research and development costs are primarily personnel-related costs, stock-based compensation costs, facility costs, including depreciation, and lab consumables. Pre-development candidate expenses, unallocated costs and internal research and development costs have been stated separately.

	Year ended
	December 31,
(in thousands)	2019	2018	2017
XMT-1536 external costs	$9,461	$15,922	$8,647
XMT-1522 external costs	1,936	15,562	14,661
Preclinical and discovery costs	16,980	4,517	3,093
Internal research and development costs	26,663	23,914	20,299
Total research and development costs	$55,040	$59,915	$46,700

The successful development of our product candidates is highly uncertain. As such, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the development efforts associated with our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	successful completion of preclinical studies and IND-enabling studies;
•	successful enrollment in and completion of clinical studies;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others; and
•	continued acceptable safety profile of the drugs following approval.

A change in the outcome of any of these variables with respect to the development, manufacture or commercialization of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other employee-related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, legal operations, information technology and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.

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

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items:

	Year ended
	December 31,
(in thousands)	2019	2018	Dollar Change
Collaboration revenue	$42,123	$10,594	$31,529
Operating expenses:
Research and development	55,040	59,915	(4,875)
General and administrative	17,283	16,334	949
Total operating expenses	72,323	76,249	(3,926)
Other income (expense):
Interest income	2,226	1,398	828
Interest expense	(234)	—	(234)
Total other income (expense), net	1,992	1,398	594
Net loss	$(28,208)	$(64,257)	$36,049

Collaboration Revenue

Collaboration revenue was $42.1 million during the year ended December 31, 2019, compared to $10.6 million during the year ended December 31, 2018, an increase of $31.5 million, primarily as a result of the termination of the Takeda agreements and the recognition of the remaining deferred revenue of $40.0 million in early 2019. Additionally, revenue of $2.1 million was recognized in connection with the Merck KGaA Agreement and Merck KGaA Supply Agreement in the year ended December 31, 2019. This compares to the revenue recognized during the year ended December 31, 2018 for support of partner programs with Takeda, Merck KGaA and Asana BioSciences of $9.1 million and recognition of a milestone of $1.5 million achieved upon completion of a GLP toxicology study by Asana BioSciences.

Research and Development Expense

Research and development expense was $55.0 million for the year ended December 31, 2019, compared to $59.9 million for the year ended December 31, 2018. The overall decrease of $4.9 million was primarily attributable to the following:

•	decrease of $13.5 million related to the development and manufacturing activities for XMT-1522; and
•	decrease of $9.0 million related to manufacturing activities for XMT-1536.

These decreased costs were partially offset by the following:

•	increase of approximately $8.3 million related to preclinical development and manufacturing activities for XMT-1592;
•	increase of approximately $3.0 million related to XMT-1536 clinical and regulatory expenses;
•	increase of approximately $3.0 million related to research efforts to further platform development and evaluate potential product candidates;
•	increase of $1.8 million related to employee compensation, including stock-based compensation expense;
•	increase of $0.8 million related to advancement of companion diagnostic development efforts for the NaPi2B biomarker; and
•	increase of $0.6 million related to a milestone paid upon dosing of the first patient in the expansion cohort of the XMT-1536 clinical trial.

We expect our research and development expenses to increase as we continue our clinical development XMT-1536 and XMT-1592 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense was $17.3 million for the year ended December 31, 2019, compared to $16.3 million for the year ended December 31, 2018. The overall increase of $0.9 million was primarily attributable to the increase in stock-based compensation expense.

We expect that our general and administrative expense will increase in the future to support continued research and development activities. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Total Other Income (Expense), Net

Total other income (expense), net was $2.0 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively. Other income consists primarily of interest income on cash equivalents and short-term marketable securities, which increased $0.8 million due to higher investable balances for the year ended December 31, 2019. Interest expense of $0.2 million was related to our outstanding borrowings under the credit facility.

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items:

	Year ended
	December 31,
(in thousands)	2018	2017	Dollar Change
Collaboration revenue	$10,594	$17,545	$(6,951)
Operating expenses:
Research and development	59,915	46,700	13,215
General and administrative	16,334	10,462	5,872
Total operating expenses	76,249	57,162	19,087
Other income (expense):
Interest income	1,398	910	488
Interest expense	—	—	—
Total other income (expense), net	1,398	910	488
Net loss	$(64,257)	$(38,707)	$(25,550)

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

Liquidity and Capital Resources

Sources of Liquidity

Since the closing of our initial public offering in July 2017, we have financed our operations primarily with the proceeds from that offering and our 2019 follow-on public offering. The follow-on public offering was completed on March 5, 2019 and resulted in net proceeds of $92.2 million. On May 8, 2019, the Company entered into a term-loan agreement for up to $20.0 million, of which $5.0 million was funded in connection with the execution of the agreement. No additional amounts have been drawn since the initial $5.0 million. As of December 31, 2019, we had cash, cash equivalents and short-term marketable securities of $99.8 million.

On July 2, 2018, we established an ATM pursuant to which we are able to offer and sell up to $75.0 million of our common stock from time to time at prevailing market prices. As of December 31, 2019, we had not sold any shares under the ATM and had $75.0 million of potential availability under the program.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year ended
	December 31,
(in thousands)	2019	2018	2017
Net cash used in operating activities	$(67,744)	$(55,216)	$(42,679)
Net cash provided by (used in) investing activities	(27,293)	87,195	(99,624)
Net cash provided by financing activities	97,704	1,064	68,597
Increase (decrease) in cash, cash equivalents and restricted cash	$2,667	$33,043	$(73,706)

Net Cash Used in Operating Activities

Net cash used in operating activities was $67.7 million for the year ended December 31, 2019 and primarily consisted of a net loss of $28.2 million adjusted for non-cash items including stock-based compensation of $4.9 million and depreciation of $1.2 million, as well as change in our net working capital and the decrease in deferred revenue of $41.4 million primarily related to Takeda agreements. Net cash used in operating activities was $55.2 million for the year ended December 31, 2018 and primarily consisted of a net loss of $64.3 million adjusted for non-cash items including stock-based compensation of $3.9 million and depreciation of $1.3 million, as well as change in our net working capital and the decrease in deferred revenue of $6.2 million. Net cash used in operating activities was $42.7 million for the year ended December 31, 2017 and primarily consisted of a net loss of $38.7 million adjusted for non-cash items including stock-based compensation of $1.4 million and depreciation of $0.9 million, as well as change in our net working capital and the decrease in deferred revenue of $9.9 million.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $27.3 million during the year ended December 31, 2019 compared to net cash provided by investing activities of $87.2  million during the year ended December 31, 2018. Net cash used in investing activities for the year ended December 31, 2019 consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities for the year ended December 31, 2018 consisted primarily of maturities of marketable securities. Net cash used in investing activities for the year ended December 31, 2017 consisted primarily of purchases of marketable securities offset by maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $97.7 million during the year ended December 31, 2019 compared to net cash provided by financing activities of $1.1 million during the year ended December 31, 2018. During the year ended December 31, 2019 cash provided by financing activities consisted primarily of the proceeds from our follow-on public offering of our common stock and issuance of debt. During the year ended December 31, 2018 cash provided by financing activities consisted primarily of the proceeds from the exercise of stock options. During the year ended December 31, 2017 cash provided by financing activities consisted primarily of the proceeds from our initial public offering.

Funding Requirements

We expect our cash expenditures to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical studies of, and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical studies for our product candidates;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical study costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other product candidates and technologies;
•	the costs of securing manufacturing arrangements for clinical and commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

We plan to raise funds from collaborations, licensing agreements or other strategic partnerships or raise additional capital through the issuance and sale of our common stock. There is inherent uncertainty associated with these fundraising activities.  In the absence of such funding, we plan to strategically manage uncommitted spend to execute our priorities and implement cost-saving measures to reduce research and development and general and administrative expenditures which could include limiting or delaying or terminating preclinical studies or other development activities for one or more of our ADC product candidates. Therefore, we estimate that our cash, cash equivalents and marketable securities are sufficient to fund our operating plan through at least the next twelve months following the filing of our Annual Report on Form 10-K, including our Phase 1 clinical study for XMT-1536 and our planned dose escalation study for XMT-1592.

Identifying potential product candidates and conducting preclinical testing and clinical studies is a time‑consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2019:

		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 Year	Years	Years	5 years
Lease commitments(1)	$3,489	$2,510	$887	$92	$—
Long-term debt obligations(2)	5,648	867	4,196	585	—
Total	$9,137	$3,377	$5,083	$677	$—

(1)

Represents future minimum lease payments under our non‑cancelable operating and finance leases, which expire through February 2024. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)

Represents future debt principal plus interest and final payments under our term-loan, which is payable in full on February 1, 2023. Refer to footnote 8 in the Notes to the Consolidated Financial Statements.

We enter into agreements in the normal course of business with contract research organizations, contract manufacturing organizations and institutions to license intellectual property. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 days prior written notice.

In July 2015, we entered into a license agreement with Recepta Biopharma S.A., or Recepta, as amended, for the NaPi2b antibody. Under this agreement, we paid Recepta an upfront payment of $1.0 million and are obligated to pay Recepta up to $65.5 million in development, regulatory and commercial milestones and tiered royalties in the low‑single digit percentages on net sales of products outside of Brazil until the expiration of the royalty term. Upon the expiration of each royalty term in each country for each applicable product, the exclusive licenses granted to each party under the agreement will become fully‑paid up and royalty‑free. We have made $1.9 million in development milestone payments to date.

In January 2019, we entered into a license agreement with Synaffix B.V., or Synaffix, to develop, manufacture and commercialize ADC targets using Synaffix’s proprietary technology for a total of six targets. At contract inception we designated the first target and paid an upfront, non-refundable license fee of $0.8 million. We are required to make milestone payments to Synaffix of up to an aggregate of $24.8 million in development and regulatory milestones, up to $20.0 million in one-time sales milestones based on the achievement of annual sales objectives for the first target. In addition, upon designation of additional targets, we will be obligated to pay in the range of $44.8 million to $62.8 million for issuance, development, regulatory and one time sales milestones. Finally, pursuant to the terms this license agreement, upon commencement of commercial sales of a product, if any, we are required to pay to Synaffix tiered royalties in the low‑single digit percentages on net sales of the respective products. We have not made any milestone payments to Synaffix to date.

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

We continue to evaluate the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Significant Judgements and Estimates

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

We believe that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses as discussed in the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Revenue Recognition

We enter into collaboration agreements which are within the scope of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or Topic 606, under which we license rights to our technology and certain of our product candidates and perform research and development services for third parties.  The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.   We only apply the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We record our expenses related to research and development activities based upon our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period.  If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued or prepaid expense balance accordingly.  Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period.  To date, there have been no material differences from our estimates to the amounts actually incurred. Significant judgement is, at times, involved in making the above estimates.

Recent accounting pronouncements

See Note 2, Recently Issued Accounting Pronouncements, in the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements applicable to our business.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mersana Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mersana Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mersana Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02, “Leases”

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Boston, Massachusetts

February 28, 2020

Mersana Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$62,351	$59,634
Short-term marketable securities	37,439	10,497
Accounts receivable	—	459
Prepaid expenses and other current assets	1,536	3,715
Total current assets	101,326	74,305
Property and equipment, net	2,164	2,694
Operating lease right-of-use assets	2,598	—
Other assets	1,453	1,503
Total assets	$107,541	$78,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,296	$10,727
Accrued expenses	8,986	12,375
Deferred revenue	4,815	46,196
Operating lease liabilities	2,219	—
Short-term debt	667	—
Other liabilities	87	127
Total current liabilities	24,070	69,425
Operating lease liabilities	677	—
Long-term debt, net	4,201	—
Other liabilities	275	282
Total liabilities	29,223	69,707
Commitments (Note 15)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 45,388,023 and 23,234,472 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	5	3
Additional paid-in capital	270,662	172,966
Accumulated other comprehensive income (loss)	25	(8)
Accumulated deficit	(192,374)	(164,166)
Total stockholders’ equity	78,318	8,795
Total liabilities and stockholders’ equity	$107,541	$78,502

The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended
	December 31,
	2019	2018	2017

Collaboration revenue	$42,123	$10,594	$17,545
Operating expenses:
Research and development	55,040	59,915	46,700
General and administrative	17,283	16,334	10,462
Total operating expenses	72,323	76,249	57,162
Other income (expense):
Interest income	2,226	1,398	910
Interest expense	(234)	—	—
Total other income (expense), net	1,992	1,398	910
Net loss	$(28,208)	$(64,257)	$(38,707)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	33	141	(149)
Comprehensive loss	$(28,175)	$(64,116)	$(38,856)
Net loss attributable to common stockholders — basic and diluted	$(28,208)	$(64,257)	$(38,707)
Net loss per share attributable to common stockholders — basic and diluted	$(0.65)	$(2.79)	$(3.22)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	43,492,113	23,032,250	12,022,733

The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Series A-1		Series B-1		Series C-1
	Convertible		Convertible		Convertible				Additional	Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	25,085,153	$26,336	32,936,919	$35,232	14,674,062	$32,882	1,294,352	$1	$3,551	$—	$(59,171)	$(55,619)
Issuance of common stock under initial public offering, net of issuance costs of $7,580	—	—	—	—	—	—	5,000,000	—	67,420	—	—	67,420
Issuance of common stock under partial exercise of overallotment option, net of issuance costs of $55	—	—	—	—	—	—	51,977	—	725	—	—	725
Conversion of preferred stock into common stock	(25,085,153)	(26,336)	(32,936,919)	(35,232)	(14,674,062)	(32,882)	16,154,671	2	94,448	—	—	94,450
Exercise of stock options and warrants	—	—	—	—	—	—	264,017	—	452	—	—	452
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,422	—	—	1,422
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,707)	(38,707)
Balance at December 31, 2017	—	—	—	—	—	—	22,765,017	$3	$168,018	$(149)	$(97,878)	$69,994
Cumulative effect adjustment for adoption of ASC 606	—	—	—	—	—	—	—	—	—	—	(2,031)	(2,031)
Exercise of stock options	—	—	—	—	—	—	427,269	—	918	—	—	918
Purchase of common stock under ESPP							42,186	—	146	—	—	146
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,884	—	—	3,884
Other comprehensive gain	—	—	—	—	—	—	—	—	—	141	—	141
Net loss	—	—	—	—	—	—	—	—	—	—	(64,257)	(64,257)
Balance at December 31, 2018	—	—	—	—	—	—	23,234,472	$3	$172,966	$(8)	$(164,166)	$8,795
Issuance of common stock under public offering, net of issuance costs of $5,587	—	—	—	—	—	—	24,437,500	2	92,160	—	—	92,162
Exercise of stock options and warrants	—	—	—	—	—	—	150,978	—	175	—	—	175
Purchase of common stock under ESPP	—	—	—	—	—	—	140,073	—	489	—	—	489
Retirement of common stock in exchange for common stock warrant	—	—	—	—	—	—	(2,575,000)	—	(8,986)	—	—	(8,986)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	—	—	—	—	—	—	8,986	—	—	8,986
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,872	—	—	4,872
Other comprehensive income	—	—	—	—	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	—	—	—	—	(28,208)	(28,208)
Balance at December 31, 2019	—	$—	—	$—	—	$—	45,388,023	$5	$270,662	$25	$(192,374)	$78,318

The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended
	December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(28,208)	$(64,257)	$(38,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,245	1,257	928
Loss on disposal of fixed assets	—	20	—
Net amortization of premiums and discounts on investments	(222)	(296)	(293)
Stock-based compensation	4,872	3,884	1,422
Change in deferred rent	—	110	(159)
Other non-cash items	103	—	—
Changes in operating assets and liabilities:
Accounts receivable	459	325	267
Prepaid expenses and other current assets	2,179	(1,690)	(1,200)
Other assets	—	(1,132)	60
Accounts payable	(3,110)	7,375	1,335
Accrued expenses	(3,569)	5,431	3,562
Operating lease assets	1,771	—	—
Operating lease liabilities	(1,883)	—	—
Deferred revenue	(41,381)	(6,243)	(9,894)
Net cash used in operating activities	(67,744)	(55,216)	(42,679)

Cash flows from investing activities
Maturities of marketable securities	27,000	88,565	47,220
Purchase of marketable securities	(53,688)	—	(145,701)
Purchase of property and equipment	(605)	(1,370)	(1,143)
Net cash provided by (used in) investing activities	(27,293)	87,195	(99,624)

Cash flows from financing activities
Net proceeds from public offering of common stock	92,162	—	—
Net proceeds from initial public offering	—	—	67,420
Net proceeds from issuance of common stock upon partial exercise of overallotment	—	—	725
Proceeds from exercise of stock options	175	918	452
Proceeds from purchases of common stock under ESPP	489	146	—
Proceeds from issuance of debt, net of issuance costs	4,965	—	—
Payments under capital lease obligations	(87)	—	—
Net cash provided by financing activities	97,704	1,064	68,597

Increase (decrease) in cash, cash equivalents and restricted cash	2,667	33,043	(73,706)
Cash, cash equivalents and restricted cash, beginning of period	60,005	26,962	100,668
Cash, cash equivalents and restricted cash, end of period	$62,672	$60,005	$26,962

Supplemental disclosures of non-cash activities:
Fair value of common stock retired in exchange for issuance of common stock warrant	$8,986	$—	$—
Conversion of preferred stock to common stock upon closing of initial public offering	$—	$—	$94,450
Purchases of property and equipment in accounts payable and accrued expenses	$—	$317	$35
Debt financing costs in accrued expenses	$180	$—	$—
Cash paid for interest	$132	$—	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$4,369	$—	$—
Right-of-use assets obtained in exchange for financing lease liabilities	$429	$—	$—
Adjustment to accumulated deficit and deferred revenue upon adoption of Topic 606	$—	$2,031	$—

The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

1. Nature of Business and Basis of Presentation

Mersana Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing antibody drug conjugates (ADCs) that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company leveraged 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable it to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s innovative platforms which include Dolaflexin and Dolasynthen, delivering its DolaLock payload, as well as Immunosynthen, delivering a novel stimulator of interferon genes (STING) agonist, compose a highly efficient product engine that has enabled a robust discovery pipeline for the Company and its partners. The Company’s product candidates include XMT‑1536 and XMT-1592. XMT-1536, an ADC utilizing the Company’s Dolaflexin platform and targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma is currently in a Phase 1 study including both a dose escalation cohort and two expansion cohorts in ovarian cancer and NSCLC adenocarcinoma. XMT-1592 uses one of the Company’s new platforms, Dolasynthen, and also targets NaPi2b. The Company expects to file an Investigational New Drug (IND) application and initiate a Phase 1 dose escalation study of XMT-1592 in patients with tumors likely to express NaPi2b in the first half of 2020.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical and clinical studies, the need to obtain marketing approval and reimbursement for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products.

The Company has incurred net losses since inception. The Company’s net loss was $28,208, $64,257 and $38,707 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company expects to continue to incur operating losses for at least the next several years.  As of December 31, 2019, the Company had an accumulated deficit of $192,374. The future success of the Company is dependent on its ability to identify and develop its product candidates, and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital, and accordingly, its ability to execute its future operating plans.

The Company plans to obtain funding from collaborations, licensing agreements or other strategic partnerships or raise additional capital through the issuance and sale of its common stock. There is inherent uncertainty associated with these fundraising activities and they are not considered probable. In the absence of such funding, the Company plans to strategically manage its uncommitted spend to execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which could include limiting or delaying or terminating preclinical studies or other development activities for one or more of the Company’s ADC product candidates. It is considered probable that the Company can successfully implement efforts to manage uncommitted spending and carry out necessary cost saving measures. Therefore, the Company expects its plans will enable its cash, cash equivalents and marketable securities as of the filing of its Annual Report on Form 10-K to be sufficient to fund its projected operating plan through at least the next twelve months, including the Phase 1 clinical study for XMT-1536 and the planned dose escalation study for XMT-1592.

The funding requirements of the Company’s operating plan, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue the plans described above, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. Until such time as the Company can generate substantial product revenues, if ever, the Company expects to finance its cash needs through a combination of equity

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

offerings, debt financings, strategic partnerships and licensing arrangements. The terms of any future financing may adversely affect the holdings or the rights of the Company’s existing stockholders.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and assess performance. The Company views its operations and manage its business as a single operating segment, which is the business of discovering and developing ADCs.

Research and Development

Research and development costs are expensed as incurred and include:

•	employee-related expenses, including salaries, bonuses, benefits, travel and stock-based compensation expense;
•

fees and expenses incurred under agreements with contract research organizations, investigative sites and other entities in connection with the conduct of preclinical and clinical studies and related services;

•	the cost of acquiring, developing and manufacturing ADC product candidates, clinical study materials and other research and development materials;
•	fees and costs related to regulatory filings and activities;

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

•	costs associated with collaboration agreements and license fees and milestone payments related to license agreements;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities, maintenance of facilities, insurance and other supplies; and
•	other costs associated with clinical, preclinical, discovery and other research activities.

Costs for certain development activities, such as clinical studies and manufacturing development activities, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendors on their actual costs incurred or level of effort expended.  Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid or accrued research and development expenses.

Revenue Recognition

The Company enters into collaboration agreements which are within the scope of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), under which the Company licenses rights to its technology and certain of the Company’s product candidates and performs research and development services for third parties.  The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

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

The Company receives payments from its customers based on billing schedules established in each contract. Such billings generally have 30-day terms. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional.

Effective January 1, 2018, the Company adopted the provisions of Topic 606, using the modified retrospective transition method.  Under this method, the Company recorded the cumulative effect of initially applying the new standard to all

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

contracts in process as of the date of adoption.  This standard applied to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The adoption of the new revenue recognition guidance resulted in increases of $2,031 in deferred revenue and accumulated deficit as of January 1, 2018. For the years ended December 31, 2019 and 2018, revenue was not materially impacted as compared to the Company’s prior revenue recognition methodology under ASC 605 Revenue Recognition.

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

investments are subject to minimal credit and market risks. Cash and cash equivalents are stated at cost, which approximates market value.

	Year ended		Year ended
	December 31, 2019		December 31, 2018
	Beginning	End	Beginning	End
	of period	of period	of period	of period
Cash and cash equivalents	$59,634	$62,351	$26,591	$59,634
Restricted cash included in other assets, noncurrent	371	321	371	371
Total cash, cash equivalents and restricted cash per statement of cash flows	$60,005	$62,672	$26,962	$60,005

Marketable Securities

Short-term marketable securities consist of investments in debt securities with maturities greater than three months and less than one year from the balance sheet date. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Amortization and accretion of discounts and premiums are recorded as interest income within other income. Unrealized gains and losses on available-for-sale securities are included in other accumulated comprehensive loss as a component of stockholders’ equity (deficit) until realized.

Other Assets

The Company recorded other assets of $1,453 and $1,503 as of December 31, 2019 and 2018, respectively. The December 31, 2019 and 2018 amounts are comprised of restricted cash of $321 and $371, respectively, held as security deposit for a standby letter of credit related to a facility lease and $1,132 held by a service provider.

Accounting for Stock-based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718 Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, directors and non-employees to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the Company's common stock prior to completion of the initial public offering and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption.  The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

The Company determines the fair value of each restricted stock unit, or RSU, at its grant date based on the closing market price of the Company’s common stock on that date. For stock-based compensation subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock-based compensation on a straight-line basis over the requisite service period.

The Company records forfeitures as a cumulative adjustment in the period in which they occur.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding and 2,575,000 Exchange Warrants (as defined in footnote 10) outstanding during the period, without further consideration for potentially dilutive securities. In accordance with Accounting Standards Codification Topic 260, Earnings Per Share, the Exchange Warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock method.

For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock units (RSUs) and warrants to purchase common stock and options to purchase common stock are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year ended
	December 31,
	2019	2018	2017
Stock options	4,720,772	3,746,567	3,205,485
Unvested restricted stock units	447,336	—	—
Warrants	39,474	110,365	110,365
	5,207,582	3,856,932	3,315,850

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of each asset as follows:

Computer equipment, office equipment and software	3 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or life of lease

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the balance sheet and related gains or losses are reflected in the statement of operations. There were no material sales of assets during the years ended December 31, 2019, 2018 and 2017.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If an impairment review is performed to evaluate an asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not recognize impairment charges during the years ended December 31, 2019, 2018 and 2017.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Certain adjustments to the ROU asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the fixed rate at which the Company could borrow, on a collateralized basis, the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.  Prospectively, the Company will adjust the ROU assets for straight-line rent expense, or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

Patent Costs

The Company expenses patent application and related legal costs as incurred and classifies such costs as general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes, which provides for deferred taxes using an asset and liability approach.  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net loss and other comprehensive loss. For the years ended December 31, 2019, 2018 and 2017, other comprehensive income (loss) consisted of unrealized income and loss on marketable securities.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which replaced the guidance in ASC 840, Leases. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This standard became effective for fiscal years beginning after December 15, 2018. The Company adopted the new standard effective January 1, 2019 using the modified retrospective method as of the beginning of the period of adoption. The Company has elected the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. The Company also elected not to include leases with an initial term of twelve months or less in the recognized ROU asset and lease liabilities. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 (a) an operating lease liability of $4,778, and (b) an operating ROU asset of $4,369 which represents the lease liability of $4,778 adjusted for deferred rent of $409. This standard had a material impact on the Company’s balance sheets but had no impact on the Company’s results of operations and cash flows from operations. The most significant impact was the recognition of ROU assets, lease obligations, and disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This guidance simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This guidance became effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-07 is to be adopted by using a modified retrospective approach with the cumulative effect of initially applying the new standard at the date of initial application. The Company adopted the new standard effective January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The main provisions of ASU 2018-18 include: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

arrangement participant is a customer in the context of a unit of account and (ii) precluding the presentation of transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-18 is to be adopted retrospectively to the date of initial application of Topic 606. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

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

3. Collaboration Agreements

Merck KGaA

In June 2014, the Company entered into a Collaboration and Commercial License Agreement with Merck KGaA (the Merck KGaA Agreement). Upon the execution of the Merck KGaA Agreement, Merck KGaA paid the Company a nonrefundable technology access fee of $12,000 for the right to develop ADCs directed to six exclusive targets over a specified period of time. No additional fees are due when a target is designated and the commercial license to the target is granted. Merck KGaA will be responsible for the product development and marketing of any products resulting from this collaboration. All six targets were designated prior to 2018.

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

In addition to the payments received for research and development activities performed on behalf of Merck KGaA, the Company is also eligible to receive up to a total of $780,000 in future milestones related to all targets under the Merck KGaA Agreement, plus low to mid single digit royalties on the commercial sales of any resulting products during the applicable royalty term. The total milestones are categorized as follows: development milestones $84,000; regulatory milestones $264,000; and sales milestones $432,000. There are six individual development milestones per target, payable upon the completion of various activities from the delivery of ADCs meeting defined specifications, through the dosing in a Phase 3 clinical trial. There are five regulatory milestones, which are payable upon regulatory approvals for a first indication in each of the U.S., European Union and Japanese markets and regulatory approvals for both a second and a third indication in the United States. There are three individual commercial milestones, which are payable upon the attainment of certain defined thresholds for annual net sales.

Prior to 2018, the Company had received $3,000 related to development milestones under the Merck KGaA Agreement. There have been no additional milestone payments in the years ended December 31, 2018 or 2019. The next potential milestone payment the Company will be eligible to receive will be a development milestone of $500 on Merck KGaA's

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

designation of a preclinical development candidate for any target. Revenue will be recognized when achievement of the milestone is considered probable.

Unless earlier terminated, the Merck KGaA Agreement will expire upon the expiration of the last royalty term for a product under the Merck KGaA Agreement, after which time, Merck KGaA will have a perpetual, royalty-free license, or if Merck KGaA does not designate any ADC product candidates produced by the Company under the Merck KGaA Agreement as preclinical development candidates, upon the expiration of the last to expire research program. Merck KGaA may terminate the Merck KGaA Agreement in its entirety or with respect to any target for convenience upon 60 days' prior written notice. Each party may terminate the Merck KGaA Agreement in its entirety upon bankruptcy or similar proceedings of the other party or upon an uncured material breach of the Merck KGaA Agreement by the other party. However, if such breach only relates to one target, the agreement may only be terminated with respect to such target.

In May 2018, the Company entered into a Supply Agreement with Merck KGaA (the Merck KGaA Supply Agreement). Under the terms of the Merck KGaA Supply Agreement, the Company will provide Merck KGaA preclinical non-GMP ADC Drug Substance and clinical GMP Drug Substance for use in clinical trials associated with one of the antibodies designated under the Merck KGaA Agreement. The Company receives fees for its efforts under the Merck KGaA Supply Agreement and reimbursement equal to the supply cost. The Company may also enter into future supply agreements to provide clinical supply material should Merck KGaA pursue clinical development of any other candidates nominated under the Merck KGaA Agreement.

Accounting Analysis

The Company identified the following performance obligations under the Merck KGaA Agreement: (i) exclusive license and research services for six designated targets, (ii) rights to future technological improvements and (iii) participation of project team leaders and providing joint research committee services.

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

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

The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2018, the total transaction price for the Merck KGaA Agreement was $22,070. In the third quarter of 2019, the Company revised its estimate for fees associated with research and development activities under the Merck KGaA Agreement to $6,500, a decrease of $570. The revised total transaction price for the Merck KGaA Agreement is $21,500. The transaction price of $21,500 was allocated to the performance obligations as follows: approximately $3,941 for each of the license and corresponding research and development services units of account for the first and second designated targets; $3,439 for each of the license and corresponding research and development services units of account for the third and sixth designated target; $3,152 for the license and corresponding research and development services unit of account for the fourth designated target; $2,921 for the license and corresponding research and development services unit of account for the fifth designated target; $425 for rights to future technological improvements; and $242 for joint research committee services.

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

During the years ended December 31, 2019, 2018 and 2017, the Company recorded collaboration revenue of $853, $2,444 and $3,636, respectively, related to its efforts under the Merck KGaA Agreement. During the year ended December 31, 2019, the Company recognized collaboration revenue and corresponding research and development expense of $1,280 related to the Merck KGaA Supply Agreement. There were no amounts recognized during the years ended December 31, 2018 and 2017 related to the Merck KGaA Supply Agreement.  Included in accounts receivable as of December 31, 2019 and 2018 was $0 and $450, respectively, related to the Merck KGaA Agreement and Merck KGaA Supply Agreement.

As of December 31, 2019 and 2018, the Company had recorded $4,815 and $5,462, respectively, in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement that will be recognized over the remaining performance period.

Takeda XMT-1522 Strategic Partnership

In January 2016, the Company entered into a Development Collaboration and Commercial License Agreement with Takeda’s wholly owned subsidiary, Millennium Pharmaceuticals, Inc. for the development and commercialization of XMT-1522 (the XMT-1522 Agreement). Under the XMT-1522 Agreement, Takeda was granted the exclusive right to commercialize XMT-1522 outside of the United States and Canada. Under the XMT-1522 Agreement, the Company was responsible for conducting certain Phase 1 development activities for XMT-1522, including the ongoing Phase 1 clinical trial, at its own expense. The parties agreed to collaborate on the further development of XMT-1522 in accordance with a global development plan (Post-Phase 1 Development). On January 2, 2019, the Company received notice from Takeda stating that Takeda was exercising its right to terminate the XMT-1522 Agreement upon 30 days’ prior written notice. The XMT-1522 Agreement terminated in accordance with its provisions, and the Company and Takeda wound down activities related to the XMT-1522 Agreement as of March 31, 2019. Under the XMT-1522 Agreement, the Company and Takeda

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

shared equally all agreed Post-Phase 1 Development costs through the date of termination and for a period of 30 days after the effective termination date.

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

Accounting Analysis

The Company’s collaboration agreements with Takeda were terminated following receipt of written notices during the first quarter of 2019. As there are no further performance obligation, the Company recognized the remaining deferred revenue of $39,965 related to the termination of the Takeda agreements in the first quarter of 2019.

Prior to the termination of the agreements, the Company had identified 14 performance obligations in the agreements. The Company concluded that the license related to each of the designated targets was not distinct from the research services performed related to each of the designated targets as Takeda could not have obtain the benefit of the license without the related research services. Each license to a designated target and the related service performance obligation was considered distinct from every other license to a designated target and related services performance obligation as each research plan was pursued independent of the any other research plans for other designated targets. Further, the material rights provided were determined to be distinct from the other performance obligations in the arrangement as they were options in the contract Takeda agreements and not required for Takeda to obtain the benefit of the other promised goods or services in the arrangement. Similarly, the Company concluded that the XMT-1522 license and the related research and development services, including the Phase 1 development and the transfer of certain materials and know-how related to the Company's manufacturing processes, were one performance obligation. The license to the Company's intellectual property was not determined to be distinct from the research and related development services that the Company was obligated to perform. For the years ended December 31, 2019, 2018 and 2017, the Company recorded total revenue of $39,965, $5,868 and $13,784, respectively, related to its efforts under the 2016 Restated Agreement and the XMT-1522 Agreement. Included in accounts payable as of December 31, 2019 and 2018 was $2,310 and $2,749, respectively, related to the Takeda agreements. As of December 31, 2019 and 2018, the Company had $0 and $39,965, respectively, of deferred revenue related to the Takeda agreements.

The Company concluded that the Post-Phase 1 Development activities under the XMT-1522 Agreement represented joint operating activities in which both parties were active participants and of which both parties were exposed to significant risks and rewards that are dependent on the commercial success of the activities. Accordingly, the Company accounted for the Post-Phase 1 Development activities in accordance with ASC 808. For the years ended December 31, 2019, 2018 and 2017, the Company was billed approximately $200, $8,046 and $3,408, respectively, from Takeda representing Post-Phase 1 Development costs incurred by Takeda. These amounts have been reflected as research and development costs in the consolidated statement of operations. The Company did not perform any Post-Phase 1 Development activities or incur any associated costs prior to January 1, 2018. During the years ended December 31, 2019, 2018 and 2017, the Company billed Takeda $195, $3,746 and $0, respectively, related to ASC 808 costs.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the years ended December 31, 2019 and December 31, 2018:

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Year ended December 31, 2019
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$46,196	$210	$41,591	$4,815

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Year ended December 31, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$52,439	$2,851	$9,094	$46,196

During the year ended December 31, 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods.

	Year ended
	December 31,
	2019	2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$41,591	$8,704
Performance obligations satisfied in previous periods	$—	$—

Other Revenue

The Company has provided limited services for a collaboration partner, Asana BioSciences. For the years ended December 31, 2019, 2018 and 2017, the Company recorded revenue of $25, $782 and $125, respectively, related to these services. In addition, during the year ended December 31, 2018, the Company recognized revenue of $1,500 related to a milestone achieved upon the completion of a GLP toxicology study by Asana BioSciences. The next potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical study by Asana BioSciences. As of December 31, 2019, the Company considered this next milestone to be fully constrained as there is considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there is a high level of uncertainty in achieving this milestone, as this would require initiation of clinical trials by the collaboration partner. The Company reevaluates the probability of achievement of a milestone subject to constraint at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

4. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities regularly measured and carried at a fair value and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value as of December 31, 2019 and 2018:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Marketable securities:
Commercial paper	$11,940	$—	$11,940	$—
Corporate bonds	12,010	—	12,010	—
U.S. Treasuries	13,489	13,489	—	—
	$37,439	$13,489	$23,950	$—

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Marketable securities:
U.S. Treasuries	$10,497	$10,497	$—	$—
	$10,497	$10,497	$—	$—

There were no changes in valuation techniques or transfers between fair value measurement levels during the years ended December 31, 2019 and 2018.

The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

As of December 31, 2019, the carrying value of the Company’s outstanding borrowing under the Credit Facility approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The Credit Facility is discussed more detail in Note 8, “Debt”.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

5. Marketable Securities

The following table summarizes marketable securities held at December 31, 2019 and 2018.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019
Commercial paper	$11,940	$—	$—	$11,940
Corporate bonds	11,990	20	—	12,010
U.S. Treasuries	13,484	5	—	13,489
	$37,414	$25	$—	$37,439

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018
U.S. Treasuries	$10,505	$—	$(8)	$10,497
	$10,505	$—	$(8)	$10,497

As of December 31, 2019, the Company did not hold any securities that were in an unrealized loss position. As of December 31, 2018, the Company held three securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position at December 31, 2018 was $10,497. These securities were held by the Company in an unrealized loss position for more than 12 months. The Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2019 and 2018.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

6. Property and Equipment

Property and equipment consists of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Laboratory equipment	$6,419	$6,134
Computer equipment and office equipment	1,068	1,035
Leasehold improvements	1,886	1,886
Total property and equipment at cost	9,373	9,055
Less: Accumulated depreciation	(7,209)	(6,361)
	$2,164	$2,694

The Company recorded assets under finance leases of $429 as laboratory equipment during the year ended December 31, 2019. Financing leases are discussed in more detail in Note 12 “Leases”. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $1,245, $1,257 and $928, respectively.

7. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Accrued payroll and related expenses	$4,037	$3,042
Accrued preclinical, manufacturing and clinical expenses	4,230	8,314
Accrued professional fees	675	567
Accrued other	44	452
	$8,986	$12,375

8. Debt

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

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

The Company’s payment obligations under the Credit Facility are subject to acceleration upon the occurrence of specified events of default, which include, but are not limited to, the occurrence of a material adverse change in the Company’s business, operations, or financial or other condition. Amounts outstanding upon the occurrence of an event of default are payable upon SVB’s demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. As of December 31, 2019, the Company was in compliance with all covenants under the Credit Facility. As such, as of December 31, 2019, the classification of the loan balance as stated on the balance sheet was based on the timing of defined future payment obligations.

The Company incurred $215 of debt issuance costs related to external legal and transaction fees. The Company recorded the debt issuance costs as a direct deduction from the carrying value of the Term Loans which are amortized as interest expense using the effective-interest method over the term of the Term Loans.

As of December 31, 2019, the Company had drawn a Term Loan of $5,000.

As of December 31, 2019, Debt consisted of the following:

December 31,
2019
Total debt	$5,000
Less: Current portion of long-term-debt	(667)
Total debt, net of current portion	4,333
Debt financing costs, net of accretion	(177)
Accretion related to final payment	45
Long-term debt, net	$4,201

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

As of December 31, 2019, the estimated future principal payments due are as follows:

2020	$667
2021	2,000
2022	2,000
2023	333
Total debt	$5,000

During the year ended December 31, 2019 the Company recognized $214 of interest expense related to the Credit Facility.

9. Preferred Stock

As of December 31, 2019, the Company has 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

10. Stockholders’ Equity (Deficit)

Common Stock

The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors (the Board).

As of December 31, 2019 and 2018 there were 7,782,582 and 3,856,932, respectively, shares of common stock reserved for the exercise of outstanding stock options and warrants.

	December 31,	December 31,
	2019	2018
Stock options	4,720,772	3,746,567
Restricted stock units	447,336	—
Exchange warrants	2,575,000	—
Warrants	39,474	110,365
	7,782,582	3,856,932

Warrants

In connection with a 2013 Series A‑1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of December 31, 2018, there were warrants to purchase 110,365 shares of common stock. During the year ended December 31, 2019, the Company issued 69,680 shares of common stock upon the exercise of warrants.

Exchange Warrants

On November 26, 2019, the Company entered into an exchange agreement with entities affiliated with Biotechnology Value Fund, L.P. (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders exchanged an aggregate of 2,575,000 shares of common stock for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 2,575,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, merger or consolidation, change of control, reorganization or similar transaction, as described in the

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants will expire ten years from the date of issuance. The Exchange Warrants are exercisable at any time prior to expiration except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions.

In accordance with Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of December 31, 2019, none of the Exchange Warrants had been exercised.

11. Stock Options

Stock option plans

As of June 30, 2017, there were 3,141,625 options outstanding under the Company’s 2007 Stock Incentive Plan.  The 2007 Plan expired in June 2017. Any cancellations under the 2007 Stock Incentive Plan will increase the options available under the 2017 Stock Incentive Plan as described below.

In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan or the Plan).  Under the 2017 Plan initially, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock units (RSUs) or other stock-based awards. The number of shares of common stock issuable under the Plan will be cumulatively increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the Plan. As of December 31, 2019 there were 1,511,587 shares available for future issuance under the Plan, including 929,378 shares automatically added to the plan on January 1, 2019.

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

Stock option activity

A summary of the activity under the Plan is as follows:

		Weighted-	Weighted Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at January 1, 2019	3,746,567	$6.58	7.6	$3,897
Granted	1,698,383	3.74
Exercised	(81,298)	2.15
Cancelled	(642,880)	9.42
Outstanding at December 31, 2019	4,720,772	$5.24	7.3	$9,836

Exercisable at December 31, 2019	2,684,095	$4.49	6.3	$7,064

The weighted-average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017, was $2.47, $8.78 and $5.53 per share, respectively.

Cash received from the exercise of stock options was $175, $918 and $452 for the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted stock units

In July 2019, the Company issued RSUs with service conditions to employees. Vesting of these awards is contingent on the fulfillment of the service conditions during the vesting term. The awards cliff-vest two years after the grant date.

		Weighted-Average		Weighted-Average
	Number	Remaining	Aggregate	Grant Date
	of Shares	Contractual Term	Intrinsic Value	Fair Value

Unvested at January 1, 2019	—	—	$—	$—
Granted	449,331	—		4.00
Vested	—	—		—
Forfeited	(1,995)	—		4.00
Unvested at December 31, 2019	447,336	1.5	$2,564	$4.00

Stock-based compensation expense

The Company uses the provisions of ASC 718, Stock Compensation, to account for all stock-based awards to employees and nonemployees.

The measurement date for employee awards is generally the date of grant. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period, using the straight-line method.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

The following table presents stock-based compensation expense by award type included within the Company’s consolidated statement of operations and comprehensive loss:

	Year ended
	December 31,
	2019	2018	2017
Stock options	$4,230	$3,754	$1,422
Restricted stock units	410	—	—
Employee stock purchase plan	232	130	—
Stock-based compensation expense included in Total operating expenses	$4,872	$3,884	$1,422

The following table presents stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss:

	Year ended
	December 31,
	2019	2018	2017
Research and development	$2,245	$1,788	$770
General and administrative	2,627	2,096	652
Stock-based compensation expense included in Total operating expenses	$4,872	$3,884	$1,422

As of December 31, 2019, there was $7,450 and $1,379 of unrecognized compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted average period of 2.5 and 1.5 years.

The fair value of each option award is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2019	2018	2017

Risk-free interest rate	2.3%	2.7%	2.2%
Expected dividend yield	—%	—%	—%
Expected term (years)	5.99	6.07	6.21
Expected stock price volatility	74%	73%	67%

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

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

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

The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

Employee Stock Purchase Plan

During the year ended December 31, 2017, the Board adopted and the Company's stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP. During the years ended December 31, 2019 and 2018 the Company issued 140,073 and 42,186 shares, respectively, under the 2017 ESPP. As of December 31, 2019, there were 275,085 available for issuance, including 232,344 shares automatically added to the 2017 ESPP on January 1, 2019.

12. Leases

The Company has an operating lease for its facility and operating and finance leases for certain equipment. The Company leases office space in Cambridge, MA under an operating lease, which was last amended in January 2018, and is effective through March 2021. The Company has an option to extend the lease term for an additional five years. The Company’s exercise of this option was not considered reasonably certain as of December 31, 2019. The Company has remaining lease terms of three years to five years for certain equipment, some of which may include options to purchase at fair value.

In connection with the office lease, the Company had a letter of credit agreement for the benefit of its landlord in the amount of $321 as of each December 31, 2019 and 2018, collateralized by a money market account.

During the first quarter of 2019, the Company entered into finance leases for certain equipment. The Company recorded assets under finance leases of $429 as property and equipment.

The components of lease expense were as follows:

Year ended
December 31, 2019
Operating lease cost	$2,160

Finance lease cost:
Amortization of right-of-use assets	$75
Interest on lease liabilities	20
$95

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

Supplemental balance sheet information related to leases was as follows:

Year ended
December 31, 2019
Operating leases:
Operating lease right-of-use assets	$2,598
Operating lease liabilities, current	2,219
Operating lease liabilities	677

Finance leases:
Property and equipment, gross	$429
Property and equipment, accumulated depreciation	(75)
Other liabilities, current	87
Other liabilities	275

Weighted-average remaining lease term:
Operating leases	1.3 years
Finance leases	3.7 years

Weighted-average discount rate:
Operating leases	10.3%
Finance leases	6.9%

Supplemental cash flow information related to leases was as follows:

Year ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,271
Operating cash flows from finance leases	20
Financing cash flows from finance leases	87

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

Rent expense was $2,160, $1,994 and $1,834 for the years ended December 31, 2019, 2018 and 2017, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

	Operating leases	Finance leases
2020	$2,394	$116
2021	687	116
2022	—	84
2023	—	74
2024	—	18
Total lease payments	3,081	408
Present value adjustment	(186)	(46)
Present value of lease liabilities	$2,895	$362

13. Income Taxes

For the years ended December 31, 2019, 2018 and 2017, the Company recorded no income tax benefit for the net operating losses incurred in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Income tax computed at federal statutory tax rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	6.1%	6.5%	5.1%
Permanent differences	(2.0)%	0.6%	(0.8)%
Research and development expenditures	—%	—%	(2.3)%
General business credits	10.3%	4.2%	8.2%
Impact of tax reform	—%	—%	(27.3)%
Impact of ownership shift	(53.3)%	—%	—%
Change in valuation allowance	17.9%	(32.3)%	(16.9)%
	—%	—%	—%

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating losses	$40,554	$27,916
Accrued expenses	2,520	1,585
Tax credit carryforwards	2,448	10,178
Licensed technology	1,402	1,160
Deferred revenue	1,315	12,410
Lease liabilities	791	—
Depreciation	492	405
Deferred expenses	—	112
Other	77	174
Total gross deferred tax assets	49,599	53,940
Valuation allowance	(48,889)	(53,940)
Net deferred tax assets less valuation allowance	710	—
Deferred tax liabilities
Right-of-use assets	(710)	—
Total gross deferred tax liabilities	(710)	—
Net deferred taxes	$—	$—

The Company has incurred net operating losses (NOL) since inception. At December 31, 2019, the Company had Federal and State net operating loss carryforwards of approximately $163,465 and $98,517, respectively. Of the $163,465 of Federal net operating loss carryforwards, $34,149 expire at various dates through 2037. The remaining $129,316 of Federal net operating loss carryforwards do not expire. The State net operating loss carryforwards expire at various dates through 2039. At December 31, 2019, the Company had Federal and State research and development tax credit carryforwards of approximately $1,989 and $687, respectively, which expire at various dates through 2039.

As required by ASC 740, management of the Company has evaluated the evidence bearing upon the reliability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of all of these assets. Accordingly, the Company recorded a valuation allowance of $48,889 and $53,940 at December 31, 2019 and December 31, 2018, respectively. The valuation allowance decreased by $5,051 and increased $21,338 during the years ended December 31, 2019 and 2018, respectively, primarily as a result of the Company’s 382 limitation and net operating losses generated during the periods, respectively.

Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. If a change in control as defined by Section 382 has occurred at any time since the Company’s formation, utilization of its NOLs or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or research and development tax carryforwards before their utilization. The Company has determined that ownership changes have occurred through November 4, 2019 and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. The amounts

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

presented do not include NOLs or research and development tax credit carryforwards that will expire unused due to ownership changes.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits.

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

Interest and penalties related to uncertain tax positions would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the United States federal tax jurisdiction and one state jurisdiction. The Company did not have any foreign operations during the years ended December 31, 2019, 2018 and 2017. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is closed for tax years prior to 2016, although carryforward attributes that were generated prior to tax year 2015 may still be adjusted upon examination to the extent utilized in a future period. There are no federal or state audits currently in progress.

14. Employee Benefit Plan

The Company has a defined contribution plan established under Section 401(k) of the Internal Revenue Code (401(k) Plan), which covers substantially all employees. Employees who have attained the age of 21 are eligible to participate in the 401(k) Plan with no service requirement. Employees may contribute up to 75% of eligible pay on a pre–tax basis up to the federal annual limits. For the years ended December 31, 2018 and 2017 and the period from January 1, 2019 to July 31, 2019, the Company matched the employees’ contributions at 50% on the first 6% up to $6. For the period from August 1, 2019 to December 31, 2019, the Company matched the employees’ contributions at 100% on the first 4% up to $7. For the years ended December 31, 2019, 2018 and 2017, the Company recorded expense of $404, $332 and $273, respectively, related to its contribution to its 401(k) Plan.

15. Commitments

License Agreements

Through December 31, 2019 the Company has licensed intellectual property from two biotechnology companies. The consideration included upfront payments and a commitment to pay annual license fees, milestone payments, and, upon product commercialization, royalties on revenue generated from the sale of products covered by the licenses. During the years ended December 31, 2019, 2018 and 2017, the Company recorded expense related to milestone payments of $600, $0 and $2,750, respectively, related to these agreements.

See Note 12 for the Company’s future obligations related to leases as of December 31, 2019.

Mersana Therapeutics, Inc.

Notes to consolidated financial statements

(continued)

16. Related Party Transactions

Included in Series C‑1 financing and the Company’s initial public offering were investments of $10,000 and $10,000, respectively, by Takeda.

17. Subsequent Events

The Company considered the events or transactions occurring after the balance sheet date, but prior to the issuance of the consolidated financial statements, for potential recognition or disclosure in its consolidated financial statements. All significant subsequent events have been properly disclosed in the consolidated financial statements.

18. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Collaboration revenue	$41,035	$202	$844	$42
Operating expenses:
Research and development	15,143	13,766	13,701	12,430
General and administrative	4,443	4,192	4,436	4,212
Total operating expenses	19,586	17,958	18,137	16,642
Other income:
Interest income	452	725	608	441
Interest expense	—	(40)	(107)	(87)
Total other income (expense), net	452	685	501	354
Net loss	$21,901	$(17,071)	$(16,792)	$(16,246)
Net loss per share attributable to common stockholders — basic	$0.72	$(0.36)	$(0.35)	$(0.34)
Net loss per share attributable to common stockholders — diluted	$0.70	$(0.36)	$(0.35)	$(0.34)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic	30,299,650	47,708,085	47,833,607	47,886,144
Weighted-average number of common shares used in net loss per share attributable to common stockholders — diluted	31,461,696	47,708,085	47,833,607	47,886,144

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated here by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 16.            FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, File No. 001-38129, filed on July 10, 2017).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, File No. 001-38129, filed on July 10, 2017).
4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).
4.2

Third Amended and Restated Investor Rights Agreement, dated as of June 15, 2016, by and among Mersana Therapeutics, Inc. and the Stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).

4.3	Form of Exchange Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-38129, filed on November 27, 2019).
4.4*	Description of Registrant’s Common Stock.
10.1†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).
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

10.10

First Amendment to the License, Development and Commercialization Agreement, dated August 19, 2019, by and between Mersana Therapeutics, Inc. and Recepta Biopharma S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-38129, filed on November 6, 2019).

10.11+

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

10.15

Second Amendment to Amended and Restated Research Collaboration and Commercial License Agreement, as amended, dated August 2, 2017 by and between Mersana Therapeutics, Inc. and Millennium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-38129, filed on August 11, 2017).

10.16

Third Amendment to the Amended and Restated Research Collaboration and Commercial License Agreement, as amended, dated October 30, 2017 by and between Mersana Therapeutics, Inc. and Millennium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, file No. 001-38129, filed on November 13.2017).

10.17

Exchange Agreement, dated November 26, 2019, by and between Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38129, filed on November 27, 2019).

10.18

Loan and Security Agreement, dated May 8, 2019, by and between Silicon Valley Bank and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, File No. 001-38129, filed on May 9, 2019).

10.19

First Amendment to the Loan and Security Agreement, dated June 21, 2019 by and between Silicon Valley Bank and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, File No. 001-38129, filed on August 8, 2019).

10.20†

Amended and Restated Offer Letter, by and between Mersana Therapeutics, Inc. and Anna Protopapas, dated March 17, 2017 (incorporated by reference to Exhibit 10.16 to the Company's Form S-1, File No. 333-218412, filed on June 1, 2017).

10.21†

Amended and Restated-Offer-Letter, by and between Mersana Therapeutics, Inc. and Timothy B. Lowinger, dated March 8, 2017 (incorporated by reference to Exhibit 10.18 to the Company's Form S-1, File No. 333-218412, filed on June 1, 2017).

10.22†

Offer Letter, by and between Mersana Therapeutics, Inc. and David Spellman, dated December 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-38129, filed on May 9, 2019).

10.23†	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).
10.24†	Form of Incentive Stock Option under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).
10.25†	Form of Nonqualified Stock Option under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).
10.26†	2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).
10.27†	Form of Incentive Stock Option under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).
10.28†	Form of Nonqualified Stock Option under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).
10.29†	2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).
10.30†	2017 Cash Bonus Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).

21.1*	Subsidiaries of Mersana Therapeutics, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Principal Financial Officer.
32.1**	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer.
101. * INS	XBRL Instance Document.
101. * SCH	XBRL Taxonomy Extension Schema.
101. * CAL	XBRL Taxonomy Extension Calculation Linkbase.
101. * DEF	XBRL Taxonomy Extension Definition Linkbase.
101. * LAB	XBRL Taxonomy Extension Label Linkbase.
101. * PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Mersana Therapeutics, Inc.

Dated: February 28, 2020	/s/ Anna Protopapas
Anna Protopapas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

Signature	Title	Date

/s/ ANNA PROTOPAPAS Anna Protopapas	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
/s/ BRIAN DESCHUYTNER Brian DeSchuytner	Senior Vice President, Finance & Product Strategy (Principal Financial Officer)	February 28, 2020
/s/ ASHISH MANDELIA Ashish Mandelia	Vice President, Controller (Principal Accounting Officer)	February 28, 2020
/s/ DAVID MOTT David Mott	Chairman of the Board	February 28, 2020
/s/ KRISTEN HEGE Kristen Hege, M.D.	Director	February 28, 2020
/s/ ANDREW A. F. HACK Andrew A. F. Hack, M.D., Ph.D.	Director	February 28, 2020
/s/ LAWRENCE M. ALLEVA Lawrence M. Alleva	Director	February 28, 2020
/s/ WILLARD H. DERE, M.D. Willard H. Dere, M.D.	Director	February 28, 2020