Form 10-Q
period 2020-03-31
Mersana Therapeutics, Inc.
filed 2020-05-08
CIK 1442836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 58,949,470 shares of Common Stock ($0.0001 par value per share) outstanding as of May 5, 2020.

Unless otherwise stated or the context requires otherwise, all references to “us,” “our,” “we,” the “Company” and similar designations in this Quarterly Report on Form 10-Q refer to Mersana Therapeutics, Inc. and its consolidated subsidiary, Mersana Securities Corp.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward‑looking statements. Forward‑looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, our clinical results and other future conditions. The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words.

These forward‑looking statements include, among other things, statements about:

•	the initiation, cost, timing, progress and results of our current and future research and development activities and preclinical and clinical studies;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•	unmet need of ovarian cancer and non-small cell lung cancer;
•	our ability to quickly and efficiently identify and develop additional product candidates;
•	our ability to advance any product candidate into, and successfully complete clinical studies;
•	our intellectual property position, including with respect to our trade secrets;
•	the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnerships;
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing; and
•	the potential impact of the ongoing COVID-19 pandemic.

We may not actually achieve the plans, intentions or expectations disclosed in our forward‑looking statements, and you should not place undue reliance on our forward‑looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward‑looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” sections, that we believe could cause actual results or events to differ materially from the forward‑looking statements that we make. Our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, while we expect that the COVID-19 pandemic might adversely affect our preclinical and clinical development efforts, business operations and financial results, the extent of the impact and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, physical distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat the disease.

The forward‑looking statements contained herein represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward‑looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Mersana Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$60,450	$62,351
Short-term marketable securities	17,976	37,439
Prepaid expenses and other current assets	1,866	1,536
Total current assets	80,292	101,326
Property and equipment, net	1,979	2,164
Operating lease right-of-use assets	12,134	2,598
Other assets	1,453	1,453
Total assets	$95,858	$107,541
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,603	$7,296
Accrued expenses	5,678	8,986
Deferred revenue	4,804	4,815
Operating lease liabilities	1,150	2,219
Short-term debt	1,167	667
Other liabilities	88	87
Total current liabilities	17,490	24,070
Operating lease liabilities	11,295	677
Long-term debt, net	3,732	4,201
Other liabilities	250	275
Total liabilities	32,767	29,223
Commitments (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 48,006,049 and 45,388,023 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	272,390	270,662
Accumulated other comprehensive income (loss)	(4)	25
Accumulated deficit	(209,300)	(192,374)
Total stockholders’ equity	63,091	78,318
Total liabilities and stockholders’ equity	$95,858	$107,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three months ended
	March 31,
	2020	2019

Collaboration revenue	$11	$41,035
Operating expenses:
Research and development	12,219	15,143
General and administrative	4,936	4,443
Total operating expenses	17,155	19,586
Other income (expense):
Interest income	306	452
Interest expense	(88)	—
Total other income (expense), net	218	452
Net income (loss)	(16,926)	21,901
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(29)	8
Comprehensive income (loss)	$(16,955)	$21,909
Net income (loss) attributable to common stockholders — basic and diluted	$(16,926)	$21,901
Net income (loss) per share attributable to common stockholders — basic	$(0.35)	$0.72
Net income (loss) per share attributable to common stockholders — diluted	$(0.35)	$0.70
Weighted-average number of shares of common stock used in net income (loss) per share attributable to common stockholders — basic	47,988,630	30,299,650
Weighted-average number of shares of common stock used in net income (loss) per share attributable to common stockholders — diluted	47,988,630	31,461,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

			Additional	Accumulated
	Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	23,234,472	$3	$172,966	$(8)	$(164,166)	$8,795
Exercise of stock options	12,192	—	42	—	—	42
Issuance of common stock under public offering, net of issuance costs of $5,587	24,437,500	2	92,160	—	—	92,162
Stock-based compensation expense	—	—	1,164	—	—	1,164
Other comprehensive income	—	—	—	8	—	8
Net income	—	—	—	—	21,901	21,901
Balance at March 31, 2019	47,684,164	5	266,332	—	(142,265)	124,072
Exercise of stock options	32,693	—	58	—	—	58
Purchase of common stock under ESPP	82,281	—	283	—	—	283
Stock-based compensation expense	—	—	1,161	—	—	1,161
Other comprehensive income	—	—	—	11	—	11
Net loss	—	—	—	—	(17,071)	(17,071)
Balance at June 30, 2019	47,799,138	5	267,834	11	(159,336)	108,514
Exercise of stock options and warrants	83,759	—	21	—	—	21
Stock-based compensation expense	—	—	1,285	—	—	1,285
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(16,792)	(16,792)
Balance at September 30, 2019	47,882,897	5	269,140	28	(176,128)	93,045
Retirement of common stock in exchange for common stock warrant	(2,575,000)	—	(8,986)	—	—	(8,986)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	8,986	—	—	8,986
Purchase of common stock under ESPP	57,792	—	206	—	—	206
Exercise of stock options and warrants	22,334	—	54	—	—	54
Stock-based compensation expense	—	—	1,262	—	—	1,262
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(16,246)	(16,246)
Balance at December 31, 2019	45,388,023	5	270,662	25	(192,374)	78,318
Exercise of common stock warrant in exchange for common stock	2,574,971	—	—	—	—	—
Exercise of stock options and warrants	43,055	—	119	—	—	119
Stock-based compensation expense	—	—	1,609	—	—	1,609
Other comprehensive loss	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(16,926)	(16,926)
Balance at March 31, 2020	48,006,049	$5	$272,390	$(4)	$(209,300)	$63,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(16,926)	$21,901
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	248	337
Net amortization of premiums and discounts on investments	(66)	4
Stock-based compensation	1,609	1,164
Other non-cash items	37	26
Changes in operating assets and liabilities:
Accounts receivable	—	(9)
Prepaid expenses and other current assets	(330)	389
Accounts payable	(2,693)	(3,444)
Accrued expenses	(3,128)	(4,463)
Operating lease assets	444	—
Operating lease liabilities	(430)	—
Deferred revenue	(11)	(40,592)
Net cash used in operating activities	(21,246)	(24,687)

Cash flows from investing activities
Maturities of marketable securities	19,500	10,500
Purchase of property and equipment	(65)	(372)
Net cash provided by investing activities	19,435	10,128

Cash flows from financing activities
Net proceeds from public offering of common stock	—	92,162
Proceeds from exercise of stock options	119	42
Payments from issuance of debt	(180)	—
Payments under capital lease obligations	(29)	—
Net cash provided by (used in) financing activities	(90)	92,204

Increase (decrease) in cash, cash equivalents and restricted cash	(1,901)	77,645
Cash, cash equivalents and restricted cash, beginning of period	62,672	60,005
Cash, cash equivalents and restricted cash, end of period	$60,771	$137,650

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$26
Cash paid for interest	$56	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$9,980	$4,369
Right-of-use assets obtained in exchange for financing lease liabilities	$—	$429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements

(in thousands, except share and per share data)

(unaudited)

1. Nature of business and basis of presentation

Mersana Therapeutics, Inc. is a clinical stage biopharmaceutical company focused on developing antibody drug conjugates (ADCs) that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable it to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s innovative platforms which include Dolaflexin and Dolasynthen, each delivering its DolaLock payload, as well as Immunosynthen, delivering a novel stimulator of interferon genes (STING) agonist, provide an efficient product engine that has enabled a robust discovery pipeline for the Company and its partners. The Company’s product candidates include XMT‑1536 and XMT-1592. XMT-1536, an ADC utilizing the Company’s Dolaflexin platform and targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma is currently in the expansion portion of a Phase 1 study in patients with ovarian cancer and NSCLC adenocarcinoma. XMT-1592 uses one of the Company’s new platforms, Dolasynthen, and also targets NaPi2b. The Company filed an Investigational New Drug (IND) application in the first quarter of 2020, which was approved by the U.S. Food and Drug Administration (FDA). The Company remains on track to initiate the Phase 1 dose escalation study of XMT-1592 in the second quarter of 2020.

The Company has incurred cumulative net losses since inception. For the three months ended March 31, 2020, the net loss was $16,926, compared to net income of $21,901 in the three months ended March 31, 2019. The difference year over year is primarily attributable to $39,965 in revenue that was recognized in the first quarter of 2019 as a result of the discontinuation of the partnership with Takeda in the first quarter of 2019. The Company expects to continue to incur operating losses for at least the next several years. As of March 31, 2020, the Company had an accumulated deficit of $209,300. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates, and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.

On April 7, 2020, the Company sold 8,938,599 and 1,962,000 shares of common stock at $5.59 per share and $7.74 per share, respectively, to raise gross proceeds of $65,153 through its at-the-market equity offering program (ATM). The Company believes that its currently available funds will be sufficient to fund the Company’s operations through at least the next twelve months from the issuance of this Quarterly Report on Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

ended December 31, 2019 and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, a statement of stockholders’ equity for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiary, Mersana Securities Corp. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, management’s judgments with respect to the identification of performance obligations and standalone selling prices of those performance obligations within its revenue arrangements, accrued expenses, valuation of stock-based awards and income taxes. Actual results could differ from those estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating segment, which is the business of discovering and developing ADCs.

Summary of Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K.

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

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
	Beginning	End	Beginning	End
	of period	of period	of period	of period
Cash and cash equivalents	$62,351	$60,450	$59,634	$137,279
Restricted cash included in other assets, noncurrent	321	321	371	371
Total cash, cash equivalents and restricted cash per statement of cash flows	$62,672	$60,771	$60,005	$137,650

Marketable Securities

Short-term marketable securities consist of investments in debt securities with maturities greater than three months and less than one year from the balance sheet date. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Amortization and accretion of discounts and premiums are recorded as interest income within other income. Unrealized gains and losses on available-for-sale securities are included in other accumulated comprehensive income (loss) as a component of stockholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net, based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Fair value is determined based on quoted market prices.

Other Assets

The Company recorded other assets of $1,453 as of March 31, 2020 and December 31, 2019, comprised of restricted cash of $321 held as security deposits for a standby letter of credit related to a facility lease and $1,132 held by a service provider.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without further consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock units (RSUs) and warrants to purchase common stock and options to purchase common stock are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share were the same for the three months ended March 31, 2020.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the period ended March 31, 2020, because to include them would be anti-dilutive (in common stock equivalent shares):

Three months ended
March 31,
2020
Stock options	6,049,288
Restricted stock units	760,193
Warrants	39,474
6,848,955

For the three months ended March 31, 2019, the Company reported net income. Diluted earnings per share was computed using the "treasury method" by dividing the net income by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. The weighted-average number of shares of common stock were adjusted for the potential dilutive effect of the exercise of stock options and warrants to purchase common stock. Refer to Note 7 “Earnings per share”.

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808):Clarifying the Interaction between Topic 808 and Topic 606. The main provisions of ASU 2018-18 include: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and (ii) precluding the presentation of transactions with collaborative arrangement participants that are not directly related to sales to third parties together with revenue. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2018-18 is to be adopted retrospectively to the date of initial application of Topic 606. The Company adopted the new standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company adopted the new standard effective January 1, 2020 using the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The Company is recognizing revenue related to the exclusive license and research and development services over the estimated period of the research and development services using a proportional performance model.  The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred. To the extent that the Company receives fees for the research services as they are performed, these amounts are recorded as deferred revenue. Revenue related to future technological improvements and joint research committee services will be recognized ratably over the respective performance period (which in the case of the joint research committee services approximates the time and cost incurred each period), which are 10 and five years, respectively. The Company is continuing to reassess the estimated remaining term at each subsequent reporting period.

For the three months ended March 31, 2020 and 2019, the Company recorded collaboration revenue of $11 and $18, respectively, related to its efforts under the Merck KGaA Agreement. During the three months ended March 31, 2020 and 2019, the Company recognized $0 and $1,037, respectively, in collaboration revenue and corresponding research and development expense related to the Merck KGaA Supply Agreement.

As of March 31, 2020 and December 31, 2019, the Company had $4,804 and $4,815, respectively, in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement that will be recognized over the remaining performance period.

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

Accounting Analysis

The Company’s collaboration agreements with Takeda were terminated following receipt of written notices during the first quarter of 2019. As there are no further performance obligations, the Company recognized the remaining deferred revenue of $39,965 related to the termination of the Takeda agreements in the first quarter of 2019.

Included in accounts payable as of March 31, 2020 and December 31, 2019 was $2,335 related to the Takeda agreements.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the three months ended March 31, 2020 and 2019:

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Three months ended March 31, 2020
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$4,815	$—	$11	$4,804

Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Three months ended March 31, 2019
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$46,196	$—	$40,592	$5,604

During the three months ended March 31, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three months ended
	March 31,
	2020	2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$11	$40,592
Performance obligations satisfied in previous periods	$—	$—

Other Revenue

The Company has provided limited services for a collaboration partner, Asana BioSciences. For the three months ended March 31, 2020 the Company did not recognize any revenue related to these services and for the three months ended March 31, 2019, the Company recognized $15 of revenue related to these services. The Company did not recognize any revenue related to milestones in the three months ended March 31, 2020 and 2019. The next potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical study by Asana BioSciences. As of March 31, 2020, the Company considers this next milestone to be fully constrained as there is considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there is a high level of uncertainty in achieving this milestone, as this would require initiation of clinical trials by the collaboration partner. The Company reevaluates the probability of achievement of a milestone subject to constraint at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

4. Fair value measurements

The following table presents information about the Company's assets and liabilities regularly measured and carried at a fair value and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value as of March 31, 2020 and December 31, 2019:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Marketable securities:
Commercial paper	$5,983	$—	$5,983	$—
Corporate bonds	11,993	—	11,993	—
	$17,976	$—	$17,976	$—

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Marketable securities:
Commercial paper	$11,940	$—	$11,940	$—
Corporate bonds	12,010	—	12,010	—
U.S. Treasuries	13,489	13,489	—	—
	$37,439	$13,489	$23,950	$—

There were no changes in valuation techniques or transfers between fair value measurement levels during the three months ended March 31, 2020 and 2019.

The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

As of March 31, 2020, the carrying value of the Company’s outstanding borrowing under the Credit Facility approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The Credit Facility is discussed in more detail in Note 8, “Debt”.

5. Marketable securities

The following table summarizes marketable securities held at March 31, 2020 and December 31, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2020
Commercial paper	$5,983	$—	$—	$5,983
Corporate bonds	11,997	—	(4)	11,993
	$17,980	$—	$(4)	$17,976

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019
Commercial paper	$11,940	$—	$—	$11,940
Corporate bonds	11,990	20	—	12,010
U.S. Treasuries	13,484	5	—	13,489
	$37,414	$25	$—	$37,439

As of March 31, 2020, the Company held three securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position at March 31, 2020 was $8,993. These securities were in a gain position as of December 31, 2019. The Company determined that there was no material change in the credit risk of these securities. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity.

The Company has reviewed securities in an unrealized loss position at the individual security level and evaluated current expected credit loss by considering factors such as the nature of the investments, historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2020, the Company recognized no year-to-date credit loss related to short term marketable securities, and had no allowance for credit loss recorded as of March 31, 2020.

6. Accrued expenses

Accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Accrued payroll and related expenses	$1,549	$4,037
Accrued preclinical, manufacturing and clinical expenses	3,367	4,230
Accrued professional fees	716	675
Accrued other	46	44
	$5,678	$8,986

7. Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Three months ended
	March 31,
	2020	2019
Numerator:
Net income (loss)	$(16,926)	$21,901
Denominator:
Weighted-average number of shares - basic	47,988,630	30,299,650
Dilutive securities - share-based awards	—	1,052,730
Dilutive securities - common stock warrants	—	109,316
Weighted-average number of shares - diluted	47,988,630	31,461,696

Net income (loss) per share - basic	$(0.35)	$0.72
Net income (loss) per share - diluted	$(0.35)	$0.70

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

Anti-dilutive stock-based awards excluded from the calculation of diluted EPS for the three months ended March 31, 2019 were 2,686,700.

For the three months ended March 31, 2020, potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive, therefore basic and diluted net loss per share were the same for the three months ended March 31, 2020.

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

As of March 31, 2020, the Company was in compliance with all covenants under the Credit Facility. As such, as of March 31, 2020, the classification of the loan balance as stated on the balance sheet was based on the timing of defined future payment obligations.

As of March 31, 2020, the Company had drawn a Term Loan of $5,000.

As of March 31, 2020, debt consisted of the following:

March 31,
2020
Total debt	$5,000
Less: Current portion of long-term-debt	(1,167)
Total debt, net of current portion	3,833
Debt financing costs, net of accretion	(163)
Accretion related to final payment	62
Long-term debt, net	$3,732

As of March 31, 2020, the estimated future principal payments due are as follows:

2020 (excluding the three months ended March 31, 2020)	$667
2021	2,000
2022	2,000
2023	333
Total debt	$5,000

During the three months ended March 31, 2020, the Company recognized $51 of interest expense related to the Credit Facility.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

9. Stockholders’ equity

Preferred stock

As of March 31, 2020, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

Common stock

The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors (the Board).

At March 31, 2020 and December 31, 2019, there were 6,848,955 and 7,782,582, respectively, shares of common stock reserved for the exercise of outstanding stock options, restricted stock units and warrants.

	March 31,	December 31,
	2020	2019
Stock options	6,049,288	4,720,772
Restricted stock units	760,193	447,336
Warrants	39,474	39,474
Exchange warrants	—	2,575,000
	6,848,955	7,782,582

At-the-market equity offering program

On July 2, 2018, the Company established an at-the-market equity offering program (ATM) pursuant to which it is able to offer and sell up to $75,000 of its common stock from time to time at prevailing market prices. As of March 31, 2020, the Company had not sold any shares under the ATM.

Warrants

In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of March 31, 2020, there were warrants to purchase 39,474 shares of common stock.

Exchange Warrants

On November 26, 2019, the Company entered into an exchange agreement with entities affiliated with Biotechnology Value Fund, L.P. (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders exchanged an aggregate of 2,575,000 shares of common stock for warrants (the “Exchange Warrants”) to purchase an aggregate of 2,575,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, merger or consolidation, change of control, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share.

On March 2, 2020, the Exchanging Stockholders exercised the Exchange Warrants in full on a net cashless exercise basis, resulting in the issuance of 2,574,971 shares of common stock.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

10. Stock options

Stock option plans

In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan). Under the 2017 Plan, up to 2,255,000 shares of common stock were initially available to be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock units (RSUs) or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. In January 2020, the number of shares of common stock issuable under the 2017 Plan was increased by 1,815,520 shares. As of March 31, 2020, there were 1,642,679 shares available for future issuance under the 2017 Plan.

With respect to incentive stock options, the exercise price per share will equal the fair market value of the common stock on the date of grant, and the vesting period is generally four years. Nonqualified stock options will be granted at an exercise price established by the Board at its sole discretion (which has not been less than fair market value on the date of grant) and the vesting periods may vary. Options granted under the 2017 Plan expire no later than 10 years from the date of grant. The Board may accelerate vesting or extend the expiration of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.

Stock option activity

A summary of the options activity under the Plans is as follows:

		Weighted-
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2020	4,720,772	$5.24
Granted	1,412,653	6.10
Exercised	(43,055)	2.77
Cancelled	(41,082)	8.50
Outstanding at March 31, 2020	6,049,288	$5.44

Exercisable at March 31, 2020	2,846,100	$4.68

The weighted-average grant date fair value of options granted during the three months ended March 31, 2020 and 2019, was $3.79 and $2.39 per share, respectively.

Cash received from the exercise of stock options was $119 and $42 for the three months ended March 31, 2020 and 2019, respectively.

Restricted stock units

In July 2019, the Company issued RSUs with service conditions to employees. The awards cliff-vest two years after the grant date. In January 2020, the Company issued 324,932 RSUs with a service condition to employees for which the

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

vesting term is annually over four years. Vesting of these awards is contingent on the fulfillment of the service conditions during the vesting term.

A summary of the RSU activity under the 2017 Plan is as follows:

Number
of Shares

Unvested at January 1, 2020	447,336
Granted	324,932
Vested	—
Forfeited	(12,075)
Unvested at March 31, 2020	760,193

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

The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statement of operations and comprehensive loss:

	Three months ended
	March 31,
	2020	2019
Stock options	$1,233	$1,094
Restricted stock units	310	—
Employee stock purchase plan	66	70
Stock-based compensation expense included in Total operating expenses	$1,609	$1,164

The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three months ended
	March 31,
	2020	2019
Research and development	$797	$516
General and administrative	812	648
Stock-based compensation expense included in Total operating expenses	$1,609	$1,164

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

As of March 31, 2020, there was $11,341 and $3,022 of unrecognized stock compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 2.5 and 2.9 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended
	March 31,
	2020	2019
Risk-free interest rate	1.6%	2.6%
Expected dividend yield	—%	—%
Expected term (years)	6.04	6.00
Expected stock price volatility	69%	74%

Employee Stock Purchase Plan

During the year ended December 31, 2017, the Board adopted and the Company’s stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP. In January 2020, the number of shares of common stock for issuance under the 2017 ESPP was increased by 450,000 shares. The Company did not issue any shares under the 2017 ESPP during the three months ended March 31, 2020 and 2019. As of March 31, 2020, there were 725,085 shares available for issuance under the 2017 ESPP.

11. Leases

The Company has an operating lease for its office space in Cambridge, MA and operating and finance leases for certain equipment. In March 2020, the Company entered into the Seventh Amendment to the office space lease to extend the term of the lease through March 2026 and to provide the Company with a tenant improvement allowance of $172. The current rate per square foot that is in place through March 2021 (the original expiration date of the lease) did not change. After March 2021, there are predetermined fixed escalations of the rate as outlined in the amendment. The Company has an option to extend the lease term for an additional five years. The Company’s exercise of this option was not considered reasonably certain as of March 31, 2020.

The extension is accounted for as a lease modification. The Company assessed the lease classification of the amended office space lease at the modification date and determined that the amended office space lease should be accounted for as an operating lease. The right-of-use asset and corresponding operating lease liability have been remeasured based on the present value of remaining lease payments over the remaining extended lease term, using the incremental borrowing rate applicable as of the lease modification date. The Company determined the appropriate incremental borrowing rate by using a synthetic credit rating which was estimated based on an analysis of outstanding debt of companies with similar credit and financial profiles. Since the operating lease is a net lease, as the non-lease components (i.e., common area maintenance) are paid separately from rent based on actual costs incurred, such non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

As a result of the modification, the Company recorded an increase of $9,980 to its right-of-use (ROU) asset and lease liabilities.

Mersana Therapeutics, Inc.

Notes to condensed consolidated financial statements (continued)

(in thousands, except share and per share data)

(unaudited)

Following the change, the Company’s future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

	Operating leases	Finance leases
2020 (excluding the three months ended March 31, 2020)	$1,809	$87
2021	2,772	116
2022	2,843	84
2023	2,928	74
2024 and thereafter	6,904	18
Total lease payments	17,256	379
Present value adjustment	(4,811)	(41)
Present value of lease liabilities	$12,445	$338

12. Commitments

License agreements

Through March 31, 2020, the Company had licensed intellectual property from two biotechnology companies. The consideration included upfront payments and a commitment to pay annual license fees, milestone payments and, upon product commercialization, royalties on revenue generated from the sale of products covered by the licenses. The Company did not record any milestone payments during the three months ended March 31, 2020 and 2019.

13. Subsequent Events

On July 2, 2018, the Company established an at-the-market equity offering program (ATM) pursuant to which it is able to offer and sell up to $75,000 of its common stock from time to time at prevailing market prices. As of March 31, 2020, the Company had not sold any shares under the ATM. On April 7, 2020, the Company sold 8,938,599 and 1,962,000 shares of common stock at $5.59 per share and $7.74 per share, respectively, to raise gross proceeds of $65,153 through this ATM facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on February 28, 2020.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors, and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, including those risks identified under Item 1A. Risk Factors.

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

We believe that our innovative platforms which include Dolaflexin and Dolasynthen, each delivering our DolaLock payload, as well as Immunosynthen, delivering a novel stimulator of interferon genes, or STING, agonist, provide a highly efficient product engine that has enabled a robust discovery pipeline for us and our partners. Our ADCs in preclinical and clinical studies are first-in-class molecules that target multiple tumor types with high unmet medical need and have exhibited improved safety and efficacy compared to ADCs developed using first-generation technology.

Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC technologies, and the experience and competencies of our management team to identify, acquire and develop promising ADC product candidates and to commercialize cancer therapeutics that are improvements over existing treatments.

XMT-1536, a first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver an average of 10 to 12 DolaLock payload molecules per antibody. The NaPi2b antigen is broadly expressed in NSCLC adenocarcinoma and ovarian cancer with limited expression in normal tissue. We are actively recruiting and dosing patients with ovarian cancer and NSCLC adenocarcinoma, where a majority of patients express NaPi2b in a Phase 1 clinical trial.

We have also selected our next clinical product candidate, XMT-1592. XMT-1592 uses one of our new platforms, Dolasynthen, and also targets NaPi2b. XMT-1592 comprises the same proprietary NaPi2b antibody and potent auristatin DolaLock payload with controlled bystander effect as XMT-1536, with the additional features of homogeneous, site-specific bioconjugation and precise drug-to-antibody ratio, or DAR. We filed an Investigational New Drug (IND) application in the first quarter of 2020, which was approved by the U.S. Food and Drug Administration (FDA). We remain on track to initiate the Phase 1 dose escalation study of XMT-1592 in the second quarter of 2020.

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

Since inception, our operations have focused on building our platforms, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical and toxicology studies, manufacturing clinical study material and conducting clinical studies, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock. On April 7, 2020, we sold 8.9 million and 2.0 million shares of common stock at $5.59 per share and $7.74 per share, respectively, to raise gross proceeds of approximately $65 million through our at-the-market equity offering program, or ATM.

Since inception, we have incurred significant cumulative operating losses. For the three months ended March 31, 2020, the net loss was $16.9 million, compared to net income of $21.9 million in the three months ended March 31, 2019. The difference year over year is primarily attributable to $40.0 million in revenue that was recognized in the first quarter of 2019 as a result of the discontinuation of the partnership with Takeda in that quarter.  As of March 31, 2020, we had an accumulated deficit of $209.3 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue clinical development activities for our lead product candidate XMT-1536 and initiate clinical development activities for XMT-1592;
•	develop a research assay and companion diagnostic for the NaPi2b biomarker;
•	continue activities to discover, validate and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio; and
•	hire additional research, development and general and administrative personnel.

Impact of COVID-19 on Our Business

The coronavirus pandemic continues to evolve rapidly. We are monitoring the impact of the COVID-19 pandemic on operations and ongoing clinical and preclinical development, as well as discovery efforts. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing and include:

•

In line with guidance from the U.S. Centers for Disease Control and Prevention (CDC) and the state of Massachusetts, we have implemented work from home measures for all non-laboratory employees and have suspended all business travel. We have also prioritized laboratory activities and implemented staggered schedules in the interest of safety and efficiency for any laboratory-based employees.

•

We are currently working with over 20 investigational sites in different geographic areas across the United States which are enrolling patients in the XMT-1536 Phase 1 study. Consistent with FDA guidance, we issued an administrative letter to allow for remote patient monitoring and remote testing, when possible. Most of the study sites continue to enroll patients in the study. At this time and subject to  further COVID-19 implications to patient enrollment, we expect to be able to present more mature data from the expansion portion of the study in the second half of 2020.

•

We believe we have sufficient inventory of XMT-1536 and XMT-1592 to support our ongoing and planned clinical studies as well as sufficient inventory of advanced intermediates stockpiled in the United States to support more than two years of manufacturing of drug substance and product. At this time and subject to further COVID-19 implications, we do not anticipate any disruptions to its clinical supply.

The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. While the pandemic did not materially affect our financial results and business operations in the first quarter ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. Management is actively monitoring this situation and the possible effects on our financial condition, operations, suppliers, industry, and our employees. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part II, Item 1A—Risk Factors” below in this Form 10-Q.

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

For the three months ended March 31, 2020 and 2019, we recognized revenue of an immaterial amount and $1.0 million, respectively, related to the Merck KGaA agreements.

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

We have provided limited services to Asana BioSciences. For each of the three months ended March 31, 2020 and 2019, we recorded an immaterial amount of revenue related to these services. The Company did not recognize any revenue related to milestones in the three months ended March 31, 2020 or 2019.

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

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses, including salaries, bonuses, benefits and stock-based compensation expense;
•	costs of funding research and development performed by third parties that conduct research, preclinical activities, manufacturing and clinical trials on our behalf;

•	laboratory supplies;
•	facility costs, including rent, depreciation and maintenance expenses; and
•	upfront and milestone payments under our third-party licensing agreements.

Research and development costs are expensed as incurred. Costs of certain activities, such as manufacturing and preclinical and clinical studies, are generally recognized based on an evaluation of the progress to completion of specific tasks. Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations and information provided to us by the third parties with whom we contract.

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

A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis following nomination as a product candidate. We have not historically tracked all of our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program, following nomination as a development candidate for the three months ended March 31, 2020 and 2019. All external research and development expenses not attributable to the XMT-1536, XMT-1592 and XMT-1522 programs are captured within preclinical and discovery costs. These costs relate to XMT-1592 prior to its designation as our next ADC clinical candidate, as well as additional earlier discovery stage programs and certain unallocated costs. We terminated the development of XMT-1522 in the first quarter of 2019. Our internal research and development costs are primarily personnel-related costs, stock-based compensation costs, and facility costs, including depreciation and lab consumables. Pre-development candidate expenses, unallocated costs and internal research and development costs have been stated separately.

	Three months ended
	March 31,
(in thousands)	2020	2019
XMT-1536 external costs	$2,370	$2,818
XMT-1592 external costs	1,174	—
XMT-1522 external costs	—	978
Preclinical and discovery costs	1,507	4,108
Internal research and development costs	7,168	7,239
Total research and development costs	$12,219	$15,143

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

Other income (expense)

Other income (expense) consists primarily of interest income earned on cash equivalents and marketable securities. Interest expense is related to borrowings under the credit facility that we entered into on May 9, 2019, with Silicon Valley Bank. These borrowings bear a floating per annum rate interest, as well as a final payment of 5% of the amounts drawn, that is being recorded as interest expense over the term through the maturity date using the effective-interest method. Also included in interest expense is the amortization of the deferred financing costs and the accretion of debt discount relating to the credit facility.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
(in thousands)	2020	2019	Dollar Change
Collaboration revenue	$11	$41,035	$(41,024)
Operating expenses:
Research and development	12,219	15,143	(2,924)
General and administrative	4,936	4,443	493
Total operating expenses	17,155	19,586	(2,431)
Other income (expense):
Interest income	306	452	(146)
Interest expense	(88)	—	(88)
Total other income (expense), net	218	452	(234)
Net income (loss)	$(16,926)	$21,901	$(38,827)

Collaboration Revenue

Collaboration revenue was immaterial during the three months ended March 31, 2020 and $41.0 million during the three months ended March 31, 2019. The decrease in collaboration revenue was primarily a result of the termination of the Takeda agreements and the recognition of the remaining deferred revenue of $40.0 million in the first quarter of 2019. Additionally, during the three months ended March 31, 2019, collaboration revenue of $1.0 million was recognized related to the Merck KGaA Agreement and Merck KGaA Supply Agreement.

Research and Development Expense

Research and development expense decreased by $2.9 million from $15.1 million for the three months ended March 31, 2019 to $12.2 million for the three months ended March 31, 2020.

The decrease in research and development expense was primarily attributable to the following:

•	a decrease of $1.4 million related to manufacturing activities for XMT-1536;
•	a decrease of $1.2 million because of an upfront payment in 2019 for a technology license fee and timing of research efforts;
•	a decrease of $0.8 million related to the development and manufacturing activities for XMT-1522; and
•	a decrease of $0.7 million to support partner programs.

These decreased costs were partially offset by the following:

•	an increase of approximately $0.9 million related to XMT-1536 clinical and regulatory expenses; and
•	an increase of $0.3 million related to advancement of companion diagnostic development efforts for the NaPi2b biomarker.

We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and XMT-1592 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense

General and administrative expense increased by $0.5 million from $4.4 million during the three months ended March 31, 2019 to $4.9 million during the three months ended March 31, 2020. The increase in general and administrative was primarily attributable to an increase in the valuation of stock-based awards granted to employees, resulting in higher stock compensation expense.

We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Total Other Income (Expense), net

Total other income (expense), net was $0.2 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. Other income consists primarily of interest income on cash equivalents and short-term marketable securities, which decreased $0.1 million due to lower investable balances for the three months ended March 31, 2020. Interest expense of $0.1 million in the first quarter of 2020 was related to our outstanding borrowings under the credit facility.

Liquidity and Capital Resources

Sources of Liquidity

Since our initial public offering in July 2017, we have financed our operations primarily with the proceeds from that offering and our 2019 follow-on public offering. The follow-on public offering was completed on March 5, 2019 and resulted in net proceeds of $92.2 million. On May 8, 2019, the Company entered into a term-loan agreement for up to $20.0 million, of which $5.0 million was funded in connection with the execution of the agreement. No additional amounts have been drawn since the initial $5.0 million. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $78.4 million.

On July 2, 2018, we established an ATM pursuant to which we are able to offer and sell up to $75.0 million of our common stock from time to time at prevailing market prices. As of March 31, 2020, we had not sold any shares under the ATM and had $75.0 million of availability under the program. On April 7, 2020, we sold 8.9 million and 2.0 million shares of common stock at $5.59 per share and $7.74 per share, respectively, to raise gross proceeds of approximately $65 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(21,246)	$(24,687)
Net cash provided by investing activities	19,435	10,128
Net cash provided by (used in) financing activities	(90)	92,204
Increase (decrease) in cash, cash equivalents and restricted cash	$(1,901)	$77,645

Net Cash Used in Operating Activities

Net cash used in operating activities was $21.2 million for the three months ended March 31, 2020 and primarily consisted of a net loss of $16.9 million adjusted for changes in our net working capital and other non-cash items including stock-based compensation of $1.6 million and depreciation of $0.2 million. Net cash used in operating activities was $24.7 million for the three months ended March 31, 2019 and primarily consisted of a net income of $21.9 million adjusted for non-cash items including the decrease in deferred revenue of $41.0 million primarily related to the Takeda agreements, stock-based compensation of $1.2 million and depreciation of $0.3 million, as well as change in our net working capital.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $19.4 million and $10.1 million during the three months ended March 31, 2020 and 2019, respectively, and consisted primarily of maturities of marketable securities.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $0.1 million during the three months ended March 31, 2020 as compared to net cash provided by financing activities of $92.2 million during the three months ended March 31, 2019. During the three months ended March 31, 2020 cash used in financing activities consisted primarily of the payment of $0.2 million of debt issuance costs, offset by $0.1 million in proceeds from the exercise of stock options. During the three months ended March 31, 2019 cash provided by financing activities consisted primarily of the proceeds from the Company’s follow-on public offering.

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

We believe our currently available funds will be sufficient to fund our existing cash flow requirements and our operations at their currently planned levels through at least the twelve months following the filing of this Quarterly Report on Form 10-Q. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Critical accounting policies and significant judgments and estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Quarterly Report on Form 10-Q, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Risk Factors

Other than as disclosed below, there have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2020.

Our business is subject to risks arising from the outbreaks of disease, such as epidemics or pandemics, including the ongoing COVID-19 pandemic.

On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency because of COVID-19, the strain of novel coronavirus that originated in Wuhan, China and has since spread globally. In March 2020, the WHO declared the COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, President Trump announced a National Emergency relating to the disease. The widespread infection in the United States and abroad has caused significant volatility and uncertainty in U.S. and international markets, which could result in a prolonged economic downturn that may disrupt the Company’s business, including by adversely affecting our ability to conduct financings on terms acceptable to us, if at all.

In addition, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

Our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•

We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, shipping of investigation drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain for materials are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

•

We have requested that most of our personnel work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•

Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug (IND)-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for other of our development programs.

•

Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.

•

The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

The coronavirus pandemic continues to evolve, rapidly. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy.

Item 6. Exhibits.

EXHIBIT 3.1	-	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 3.2	-	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 10.1	-

Seventh Lease Extension and Modification Agreement to the Lease Between Rivertech Associates II LLC and Mersana Therapeutics, Inc. dated March 10 2020, by and between Mersana Therapeutics, Inc. and Rivertech Associates II LLC.

EXHIBIT 10.2	-	Offer Letter, by and between Mersana Therapeutics, Inc. and Dirk Huebner, dated November 5, 2018.

EXHIBIT 10.3	-	Offer Letter, by and between Mersana Therapeutics, Inc. and Brian DeSchuytner, dated June 10, 2019.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: May 8, 2020	By:	/s/ Anna Protopapas
Anna Protopapas
President and Chief Executive Officer

Dated: May 8, 2020	By:	/s/ Brian DeSchuytner
Brian DeSchuytner
Senior Vice President, Finance & Product Strategy