Form 10-Q
period 2020-06-30
Mersana Therapeutics, Inc.
filed 2020-08-07
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38129

Mersana Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3562403
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

840 Memorial Drive Cambridge, MA 02139
(Address of principal executive offices)
(Zip Code)
(617) 498-0020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 68,415,100 shares of Common Stock ($0.0001 par value per share) outstanding as of August 4, 2020.

Unless otherwise stated or the context requires otherwise, all references to “us,” “our,” “we,” the “Company” and similar designations in this Quarterly Report on Form 10-Q refer to Mersana Therapeutics, Inc. and its consolidated subsidiary, Mersana Securities Corp.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, our clinical results and other future conditions. The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements include, among other things, statements about:
•the initiation, cost, timing, progress and results of our current and future research and development activities and preclinical and clinical studies;
•the adequacy of our inventory of XMT-1536 and XMT-1592 to support our ongoing clinical studies, as well as the outcome of planned manufacturing runs;
•the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•unmet need of ovarian cancer and non-small cell lung cancer;
•our ability to quickly and efficiently identify and develop additional product candidates;
•our ability to advance any product candidate into, and successfully complete, clinical studies;
•our intellectual property position, including with respect to our trade secrets;
•the potential benefits of strategic partnership agreements and our ability to enter into selective strategic partnerships;
•our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing; and
•the potential impact of the ongoing COVID-19 pandemic.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, particularly in the “Risk Factors” sections, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
The forward-looking statements contained herein represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$288,376	$62,351
Short-term marketable securities	3,002	37,439
Prepaid expenses and other current assets	3,526	1,536
Total current assets	294,904	101,326
Property and equipment, net	1,768	2,164
Operating lease right-of-use assets	11,742	2,598
Other assets	2,103	1,453
Total assets	$310,517	$107,541
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,159	$7,296
Accrued expenses	8,372	8,986
Deferred revenue	4,008	4,815
Operating lease liabilities	1,127	2,219
Short-term debt	1,667	667
Other liabilities	90	87
Total current liabilities	22,423	24,070
Operating lease liabilities	11,042	677
Long-term debt, net	3,263	4,201
Other liabilities	225	275
Total liabilities	36,953	29,223
Commitments (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock,$0.0001 par value; 175,000,000 shares authorized; 68,381,210 and 45,388,023 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7	5
Additional paid-in capital	502,641	270,662
Accumulated other comprehensive income	2	25
Accumulated deficit	(229,086)	(192,374)
Total stockholders’ equity	273,564	78,318
Total liabilities and stockholders’ equity	$310,517	$107,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$796	$202	$807	$41,237
Operating expenses:
Research and development	15,413	13,766	27,632	28,909
General and administrative	5,171	4,192	10,106	8,635
Total operating expenses	20,584	17,958	37,738	37,544
Other income (expense):
Interest income	89	725	394	1,177
Interest expense	(87)	(40)	(175)	(40)
Total other income (expense), net	2	685	219	1,137
Net income (loss)	(19,786)	(17,071)	(36,712)	4,830
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	6	11	(23)	19
Comprehensive income (loss)	$(19,780)	$(17,060)	$(36,735)	$4,849
Net income (loss) attributable to common stockholders — basic and diluted	$(19,786)	$(17,071)	$(36,712)	$4,830
Net income (loss) per share attributable to common stockholders — basic	$(0.33)	$(0.36)	$(0.68)	$0.12
Net income (loss) per share attributable to common stockholders — diluted	$(0.33)	$(0.36)	$(0.68)	$0.12
Weighted-average number of shares of common stock used in net income (loss) per share attributable to common stockholders — basic	60,748,225	47,708,085	54,368,429	39,051,958
Weighted-average number of shares of common stock used in net income (loss) per share attributable to common stockholders — diluted	60,748,225	47,708,085	54,368,429	40,184,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	23,234,472	$3	$172,966	$(8)	$(164,166)	$8,795
Exercise of stock options	12,192	—	42	—	—	42
Issuance of common stock under public offering, net of issuance costs of $5,587	24,437,500	2	92,160	—	—	92,162
Stock-based compensation expense	—	—	1,164	—	—	1,164
Other comprehensive income	—	—	—	8	—	8
Net income	—	—	—	—	21,901	21,901
Balance at March 31, 2019	47,684,164	$5	$266,332	$—	$(142,265)	$124,072
Exercise of stock options	32,693	—	58	—	—	58
Purchase of common stock under ESPP	82,281	—	283	—	—	283
Stock-based compensation expense	—	—	1,161	—	—	1,161
Other comprehensive income	—	—	—	11	—	11
Net loss	—	—	—	—	(17,071)	(17,071)
Balance at June 30, 2019	47,799,138	$5	$267,834	$11	$(159,336)	$108,514
Exercise of stock options and warrants	83,759	—	21	—	—	21
Stock-based compensation expense	—	—	1,285	—	—	1,285
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(16,792)	(16,792)
Balance at September 30, 2019	47,882,897	$5	$269,140	$28	$(176,128)	$93,045
Retirement of common stock in exchange for common stock warrant	(2,575,000)	—	(8,986)	—	—	(8,986)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	8,986	—	—	8,986
Purchase of common stock under ESPP	57,792	—	206	—	—	206
Exercise of stock options and warrants	22,334	—	54	—	—	54
Stock-based compensation expense	—	—	1,262	—	—	1,262
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(16,246)	(16,246)
Balance at December 31, 2019	45,388,023	$5	$270,662	$25	$(192,374)	$78,318
Exercise of common stock warrant in exchange for common stock	2,574,971	—	—	—	—	—
Exercise of stock options	43,055	—	119	—	—	119
Stock-based compensation expense	—	—	1,609	—	—	1,609
Other comprehensive loss	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(16,926)	(16,926)
Balance at March 31, 2020	48,006,049	$5	$272,390	$(4)	$(209,300)	$63,091
Issuance of common stock from at-the-market transactions, net of issuance costs of $2,176	10,900,599	1	62,976	—	—	62,977
Issuance of common stock under public offering, net of issuance costs of $10,809	9,200,000	1	163,990	—	—	163,991
Purchase of common stock under ESPP	68,419	—	333	—	—	333
Exercise of stock options	206,143	—	1,296	—	—	1,296
Stock-based compensation expense	—	—	1,656	—	—	1,656
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(19,786)	(19,786)
Balance at June 30, 2020	68,381,210	$7	$502,641	$2	$(229,086)	$273,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(36,712)	$4,830
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	494	653
Net amortization of premiums and discounts on investments	(86)	(9)
Stock-based compensation	3,265	2,325
Change in deferred rent	—	(20)
Other non-cash items	74	27
Changes in operating assets and liabilities:
Accounts receivable	—	171
Prepaid expenses and other current assets	(163)	(536)
Other assets	(650)	—
Accounts payable	(377)	(3,916)
Accrued expenses	(2,349)	(1,694)
Operating lease assets	836	—
Operating lease liabilities	(706)	—
Deferred revenue	(807)	(40,715)
Net cash used in operating activities	(37,181)	(38,884)

Cash flows from investing activities
Maturities of marketable securities	34,500	10,500
Purchase of marketable securities	—	(11,947)
Purchase of property and equipment	(90)	(578)
Net cash provided by (used in) investing activities	34,410	(2,025)

Cash flows from financing activities
Net proceeds from public offering of common stock	164,157	92,162
Net proceeds from the at-the-market (ATM) facility	63,129	—
Proceeds from exercise of stock options	1,415	100
Proceeds from purchases of common stock under ESPP	333	283
Proceeds from issuance of debt, net of issuance costs	(180)	4,965
Payments under capital lease obligations	(58)	(29)
Net cash provided by financing activities	228,796	97,481

Increase in cash, cash equivalents and restricted cash	226,025	56,572
Cash, cash equivalents and restricted cash, beginning of period	62,672	60,005
Cash, cash equivalents and restricted cash, end of period	$288,697	$116,577

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$10	$26
Debt financing costs in accrued expenses	$—	$180
Equity issuance costs in accounts payable and accrued expenses	$321	$—
Cash paid for interest	$113	$20
Right-of-use assets obtained in exchange for operating lease liabilities	$9,980	$4,369
Right-of-use assets obtained in exchange for financing lease liabilities	$—	$429
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements
(in thousands, except share and per share data)
(unaudited)

1. Nature of business and basis of presentation
Mersana Therapeutics, Inc. is a clinical stage biopharmaceutical company focused on developing antibody drug conjugates (ADCs) that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable it to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s innovative platforms, which include Dolaflexin and Dolasynthen, each delivering its DolaLock payload, as well as Immunosynthen, delivering a novel stimulator of interferon genes (STING) agonist, provide an efficient product engine that has enabled a robust discovery pipeline for the Company and its partners. The Company’s product candidates include XMT-1536 and XMT-1592. The Company's early stage programs include a potentially first-in-class B7-H4-targeted DolaLock ADC as well as candidates leveraging the Immunosynthen platform.
XMT-1536, an ADC utilizing the Company’s Dolaflexin platform and targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma, is currently in the expansion portion of a Phase 1 study in patients with ovarian cancer and NSCLC adenocarcinoma. XMT-1592 uses one of the Company’s new platforms, Dolasynthen, and also targets NaPi2b. The Company filed an Investigational New Drug (IND) application in the first quarter of 2020 and initiated the Phase 1 dose escalation study of XMT-1592 in the second quarter of 2020.
The Company has incurred cumulative net losses since inception. For the six months ended June 30, 2020, the net loss was $36,712, compared to net income of $4,830 in the six months ended June 30, 2019. The difference year over year is primarily attributable to $39,965 in deferred revenue that was recognized in the first quarter of 2019 as a result of the discontinuation of the partnership with Takeda in the first quarter of 2019. The Company expects to continue to incur operating losses for at least the next several years. As of June 30, 2020, the Company had an accumulated deficit of $229,086. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.
In April 2020, the Company sold 10,900,599 shares of common stock and received net proceeds of $62,976. In addition, in June 2020, the Company sold 9,200,000 shares of common stock and received net proceeds of $163,991. The Company believes that its currently available funds will be sufficient to fund the Company’s operations through at least the next twelve months from the issuance of this Quarterly Report on Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.
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
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, a statement of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.
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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K.

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

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$62,351	$288,376	$59,634	$116,206
Restricted cash included in other assets, noncurrent	321	321	371	371
Total cash, cash equivalents and restricted cash per statement of cash flows	$62,672	$288,697	$60,005	$116,577
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
Other Assets
The Company recorded other assets of $2,103 and $1,453 as of June 30, 2020 and December 31, 2019, respectively, comprised of $1,782 and $1,132, respectively, held by a service provider, and restricted cash of $321 at the end of each period held as security deposits for a standby letter of credit related to a facility lease.

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
For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock units (RSUs), warrants to purchase common stock and options to purchase common stock are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share were the same for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020.
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2020 and the three months ended June 30, 2019, because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and Six Months Ended June 30, 2020	Three Months Ended June 30, 2019
Stock options	5,946,503	4,564,093
Unvested restricted stock units	742,128	—
Warrants	39,474	110,365
	6,728,105	4,674,458
For the six months ended June 30, 2019, the Company reported net income. Diluted earnings per share was computed using the "treasury method" by dividing the net income by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. The weighted-average number of shares of common stock were adjusted for the potential dilutive effect of the exercise of stock options and warrants to purchase common stock. Refer to Note 7, "Earnings per share."
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
3. Collaboration agreements
Merck KGaA
In June 2014, the Company entered into a Collaboration and Commercial License Agreement with Merck KGaA (the Merck KGaA Agreement). Upon the execution of the agreement, Merck KGaA paid the Company a nonrefundable technology access fee of $12,000 for the right to develop ADCs directed to six exclusive targets over a specified period of time. No additional fees are due when a target is designated and the commercial license to the target is granted. Merck KGaA will be responsible for the product development and marketing of any products resulting from this collaboration. All six targets were designated prior to 2018. The Company is eligible to receive milestones under the Merck KGaA Agreement. The next potential milestone payment is a development milestone of $500 on Merck KGaA’s designation of a preclinical development candidate for a target. Revenue for the milestone is fully constrained until it is certain the milestone would be achieved.
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
The Company is recognizing revenue related to the exclusive license and research and development services over the estimated period of the research and development services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred. To the extent that the Company receives fees for the research services as they are performed, these amounts are recorded as deferred revenue. Revenue related to future technological improvements and joint research committee services will be recognized ratably over the respective performance period (which in the case of the joint research committee services approximates the time and cost incurred each period), which are 10 and five years, respectively. The Company is continuing to reassess the estimated remaining term at each subsequent reporting period. As of December 31, 2019, the total transaction price for the Merck KGaA Agreement was $21,500, which represented the amount of consideration the Company was expected to receive for the transfer of goods and services to Merck KGaA. For each of the three and six months ended June 30, 2020, the Company decreased the fees expected to be received for research and development activities by $175 to $6,325, resulting in a revised total transaction price for the Merck KGaA Agreement of $21,325 as of June 30, 2020.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
During the three months ended June 30, 2020, the Company completed its performance obligations associated with one of the six designated targets. For the three months ended June 30, 2020 and 2019, and the six months ended June 30, 2020 and 2019, the Company recorded collaboration revenue of $796, $18, $807, and $36, respectively, related to its efforts under the Merck KGaA Agreement. During the three and six months ended June 30, 2019, the Company recognized $184 and $1,221, respectively, in collaboration revenue and corresponding research and development expense of $184 and $1,221, respectively, related to the Merck KGaA Supply Agreement.
As of June 30, 2020 and December 31, 2019, the Company had $4,008 and $4,815, respectively, in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement that will be recognized over the remaining performance period.
Takeda XMT-1522 Strategic Partnership
In January 2016, the Company entered into a Development Collaboration and Commercial License Agreement with Takeda's wholly owned subsidiary, Millennium Pharmaceuticals, Inc. for the development and commercialization of XMT-1522 (the XMT-1522 Agreement). Under the XMT-1522 Agreement, Takeda was granted the exclusive right to commercialize XMT-1522 outside of the United States and Canada. Under the XMT-1522 Agreement, the Company was responsible for conducting certain Phase 1 development activities for XMT-1522, including the ongoing Phase 1 clinical trial, at its own expense. The parties agreed to collaborate on the further development of XMT-1522 in accordance with a global development plan (Post-Phase 1 Development). On January 2, 2019, the Company received notice from Takeda stating that Takeda was exercising its right to terminate the XMT-1522 Agreement upon 30 days’ prior written notice. The XMT-1522 Agreement terminated in accordance with its provisions, and the Company and Takeda wound down activities related to the XMT-1522 Agreement as of March 31, 2019. Under the XMT-1522 Agreement, the Company and Takeda shared equally all Post-Phase 1 Development costs through the date of termination and for a period of 30 days after the effective termination date.
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
Included in accounts payable as of June 30, 2020 and December 31, 2019 was $2,335 related to the Takeda agreements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of our contract assets and liabilities during the six months ended June 30, 2020 and 2019:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2020
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$4,815	$—	$807	$4,008

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2019
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$46,196	$—	$40,715	$5,481
During the three and six months ended June 30, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$796	$123	$807	$40,715
Performance obligations satisfied in previous periods	$—	$—	$—	$—
Other Revenue
The Company has provided limited services for a collaboration partner, Asana BioSciences. For the six months ended June 30, 2019, the Company recognized $15 of revenue related to these services. The Company did not recognize any revenue related to these services for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020. The next potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical study by Asana BioSciences. As of June 30, 2020, the Company considers this next milestone to be fully constrained as there is considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there is a high level of uncertainty in achieving this milestone, as this would require successful initiation of clinical trials by the collaboration partner. The Company reevaluates the probability of achievement of a milestone subject to constraint at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
4. Fair value measurements
The following table presents information about the Company's assets and liabilities regularly measured and carried at a fair value and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value as of June 30, 2020 and December 31, 2019:

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Marketable securities:
Corporate bonds	$3,002	$—	$3,002	$—
	$3,002	$—	$3,002	$—

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Marketable securities:
Commercial paper	$11,940	$—	$11,940	$—
Corporate bonds	12,010	—	12,010	—
U.S. Treasuries	13,489	13,489	—	—
	$37,439	$13,489	$23,950	$—
There were no changes in valuation techniques or transfers between fair value measurement levels during the six months ended June 30, 2020 and 2019.
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
As of June 30, 2020, the carrying value of the Company’s outstanding borrowing under the Credit Facility approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The Credit Facility is discussed in more detail in Note 8, “Debt”.
5. Marketable securities
The following table summarizes marketable securities held at June 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Corporate bonds	$3,000	$2	$—	$3,002
	$3,000	$2	$—	$3,002

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Commercial paper	$11,940	$—	$—	$11,940
Corporate bonds	11,990	20	—	12,010
U.S. Treasuries	13,484	5	—	13,489
	$37,414	$25	$—	$37,439
As of June 30, 2020, the Company did not hold any securities that were in an unrealized loss position.
6. Accrued expenses
Accrued expenses consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accrued payroll and related expenses	$2,487	$4,037
Accrued preclinical, manufacturing and clinical expenses	3,235	4,230
Accrued professional fees and insurance	2,589	675
Accrued other	61	44
	$8,372	$8,986

7. Earnings per share
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(19,786)	$(17,071)	$(36,712)	$4,830
Denominator:
Weighted-average number of shares - basic	60,748,225	47,708,085	54,368,429	39,051,958
Dilutive securities - share-based awards	—	—	—	1,023,184
Dilutive securities - common stock warrants	—	—	—	109,232
Weighted-average number of shares - diluted	60,748,225	47,708,085	54,368,429	40,184,374

Net income (loss) per share - basic	$(0.33)	$(0.36)	$(0.68)	$0.12
Net income (loss) per share - diluted	$(0.33)	$(0.36)	$(0.68)	$0.12
Anti-dilutive stock-based awards excluded from the calculation of diluted EPS for the six months ended June 30, 2019 were 2,860,328.
For the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020, the potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive,

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
therefore basic and diluted net loss per share were the same for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020.
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
In the event the Company has not borrowed a total of $20,000 upon the earlier of August 31, 2020, acceleration of the Company’s payment obligations or Company’s prepayment of the then extended Term Loans, the Company is required to pay an additional fee equal to 3.0% of any unborrowed portion of the committed funding (the Unused Term Loan Commitment Fee).
As of June 30, 2020, the Company was in compliance with all covenants under the Credit Facility. As such, as of June 30, 2020, the classification of the loan balance as stated on the balance sheet was based on the timing of defined future payment obligations.
As of June 30, 2020, the Company had drawn a Term Loan of $5,000.
As of June 30, 2020, debt consisted of the following:

June 30, 2020
Total debt	$5,000
Less: Current portion of long-term-debt	(1,667)
Total debt, net of current portion	3,333
Debt financing costs, net of accretion	(148)
Accretion related to final payment	78
Long-term debt, net	$3,263
As of June 30, 2020, the estimated future principal payments due are as follows:

2020 (excluding the six months ended June 30, 2020)	$667
2021	2,000
2022	2,000
2023	333
Total debt	$5,000
During the three and six months ended June 30, 2020, the Company recognized $51 and $102, respectively, of interest expense related to the Credit Facility. During each of the three and six months ended June 30, 2019, the Company recognized $13 of interest expense related to the Credit Facility.
9. Stockholders’ equity
Preferred stock
As of June 30, 2020, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
At-the-market equity offering program
In July 2018, the Company established an at-the-market (ATM) equity offering program (2018 ATM) pursuant to which it offered and sold up to $75,000 of its common stock from time to time at prevailing market prices. In April 2020, the Company sold 8,938,599 and 1,962,000 shares of common stock at $5.59 per share and $7.74 per share, respectively, to raise aggregate gross proceeds of $65,153 through the 2018 ATM facility. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $62,976.
In May 2020, the Company terminated the 2018 ATM and established a new ATM equity offering program (2020 ATM) pursuant to which it is able to sell up to $100,000 of its common stock from time to time at prevailing market prices. As of June 30, 2020, the Company had not sold any shares under the 2020 ATM.
Follow-on offering
In June 2020, the Company sold 9,200,000 shares of common stock, in an underwritten public offering price to the public of $19.00 per share, resulting in gross proceeds of approximately $174,800. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $163,991.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of June 30, 2020, there were warrants to purchase 39,474 shares of common stock.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
At June 30, 2020 and December 31, 2019, there were 6,728,105 and 7,782,582, respectively, shares of common stock reserved for the exercise of outstanding stock options, restricted stock units and warrants.

	June 30, 2020	December 31, 2019
Stock options	5,946,503	4,720,772
Restricted stock units	742,128	447,336
Warrants	39,474	39,474
Exchange warrants	—	2,575,000
	6,728,105	7,782,582

10. Stock options
Stock option plans
In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan). Under the 2017 Plan, up to 2,255,000 shares of common stock were initially available to be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock units (RSUs) or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. In January 2020, the number of shares of common stock issuable under the 2017 Plan was increased by 1,815,520 shares. As of June 30, 2020, there were 1,557,386 shares available for future issuance under the 2017 Plan.
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
Stock option activity
A summary of the options activity under the Plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2020	4,720,772	$5.24
Granted	1,589,649	6.93
Exercised	(249,198)	5.68
Cancelled	(114,720)	7.80
Outstanding at June 30, 2020	5,946,503	$5.63
Exercisable at June 30, 2020	3,008,919	$4.69
The weighted-average grant date fair value of options granted during the six months ended June 30, 2020 and 2019, was $4.06 and $2.46 per share, respectively.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
Cash received from the exercise of stock options was $1,415 and $100 for the six months ended June 30, 2020 and 2019, respectively.
Restricted stock units (RSUs)
In July 2019, the Company issued RSUs with service conditions to employees. The awards cliff-vest two years after the grant date. In January 2020, the Company issued 324,932 RSUs with a service condition to employees for which the vesting term is annually over four years. Vesting of these awards is contingent on the fulfillment of the service conditions during the vesting term.
A summary of the RSU activity under the 2017 Plan is as follows:

Number of Shares
Unvested at January 1, 2020	447,336
Granted	324,932
Vested	—
Forfeited	(30,140)
Unvested at June 30, 2020	742,128
Stock-based compensation expense
The Company uses the provisions of ASC 718, Stock Compensation, to account for all stock-based awards to employees and non-employees.
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
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statement of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$1,272	$1,091	$2,505	$2,185
Restricted stock units	318	—	627	—
Employee stock purchase plan	66	70	133	140
Stock-based compensation expense included in Total operating expenses	$1,656	$1,161	$3,265	$2,325

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$805	$533	$1,602	$1,049
General and administrative	851	628	1,663	1,276
Stock-based compensation expense included in Total operating expenses	$1,656	$1,161	$3,265	$2,325
As of June 30, 2020, there was $10,759 and $2,609 of unrecognized stock compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 2.4 years and 2.7 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.5%	2.0%	1.5%	2.5%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.00	5.70	6.04	5.95
Expected stock price volatility	80%	74%	70%	74%
Employee Stock Purchase Plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP. In January 2020, the number of shares of common stock for issuance under the 2017 ESPP was increased by 450,000 shares. For the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, the Company issued 68,419, 82,281, 68,419, and 82,281, respectively, shares under the 2017 ESPP. As of June 30, 2020, there were 656,666 shares available for issuance under the 2017 ESPP.
11. Leases
The Company has an operating lease for its office space in Cambridge, MA and operating and finance leases for certain equipment. In March 2020, the Company entered into the Seventh Amendment to the office space lease to extend the term of the lease through March 2026 and to provide the Company with a tenant improvement allowance of $172. The current rate per square foot that is in place through March 2021 (the original expiration date of the lease) did not change. After March 2021, there are predetermined fixed escalations of the rate as outlined in the amendment. The Company has an option to extend the lease term for an additional five years. The Company’s exercise of this option was not considered reasonably certain as of June 30, 2020.
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
As a result of the modification in March 2020, the Company recorded an increase of $9,980 to its right-of-use (ROU) asset and lease liabilities in the first quarter of 2020.
Following the change, the Company's future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

	Operating leases	Finance leases
2020 (excluding the six months ended June 30, 2020)	$1,206	$58
2021	2,772	116
2022	2,843	84
2023	2,928	74
2024 and thereafter	6,904	18
Total lease payments	16,653	350
Present value adjustment	(4,484)	(36)
Present value of lease liabilities	$12,169	$314

12. Commitments
License agreements
Through June 30, 2020, the Company had licensed intellectual property from three biotechnology companies. The consideration included upfront payments and a commitment to pay annual license fees, milestone payments and, upon product commercialization, royalties on revenue generated from the sale of products covered by the licenses. The Company recorded a $750 milestone payment for the dosing of the first patient in the XMT-1592 trial during each of the three and six months ended June 30, 2020. The Company did not record any milestone payments during either of the three and six months ended June 30, 2019.

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
The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, and in our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2020, filed with the SEC on May 8, 2020, including those risks identified under Item 1A. Risk Factors.
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
We believe that our innovative platforms which include Dolaflexin and Dolasynthen, each delivering our DolaLock payload, as well as Immunosynthen, delivering a novel stimulator of interferon genes, or STING, agonist, provide a highly-efficient product engine that has enabled a robust discovery pipeline for us and our partners. Our ADCs in preclinical and clinical studies are first-in-class molecules that target multiple tumor types with high unmet medical need and have exhibited improved safety and efficacy compared to ADCs developed using first-generation technology.
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

We have also selected our next clinical product candidate, XMT-1592. XMT-1592 uses one of our new platforms, Dolasynthen, and also targets NaPi2b. XMT-1592 comprises the same proprietary NaPi2b antibody and potent auristatin DolaLock payload with controlled bystander effect as XMT-1536, with the additional features of homogeneous, site-specific bioconjugation and precise drug-to-antibody ratio, or DAR. We filed an Investigational New Drug (IND) application in the first quarter of 2020 and initiated the Phase 1 dose escalation study of XMT-1592 in the second quarter of 2020.
Our early-stage programs include a potentially first-in-class B7-H4-targeted DolaLock ADC. Our objective is to rapidly progress through IND-enabling studies and scale up manufacturing activities with third parties. B7-H4 provides significant opportunities for development in areas of high unmet need such as breast cancer, NSCLC and ovarian cancer.
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
Since inception, our operations have focused on such matters as building our platforms, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical and toxicology studies, manufacturing clinical study material and conducting clinical studies, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock. In April 2020, we sold approximately 10.9 million shares of common stock and received net proceeds of $63.0 million. In addition, in June 2020, we sold 9.2 million shares of common stock and received net proceeds of $164.0 million.
Since inception, we have incurred significant cumulative operating losses. For the six months ended June 30, 2020, the net loss was $36.7 million, compared to net income of $4.8 million in the six months ended June 30, 2019. The difference year over year is primarily attributable to $40.0 million in revenue that was recognized in the first quarter of 2019 as a result of the discontinuation of the partnership with Takeda in that quarter. As of June 30, 2020, we had an accumulated deficit of $229.1 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for our lead product candidates XMT-1536 and XMT-1592;
•develop a research assay and companion diagnostic for the NaPi2b biomarker;
•continue activities to discover, validate and develop additional product candidates;
•maintain, expand and protect our intellectual property portfolio; and
•hire additional research, development and general and administrative personnel.
Impact of COVID-19 on Our Business
The coronavirus pandemic continues to evolve rapidly. We are monitoring the impact of the COVID-19 pandemic on operations and ongoing clinical and preclinical development, as well as discovery efforts. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing and include:

•In line with guidance from the U.S. Centers for Disease Control and Prevention (CDC) and the Commonwealth of Massachusetts, we have implemented work from home measures for all non-laboratory employees and have suspended all business travel. We have also prioritized laboratory activities and implemented staggered schedules in the interest of safety and efficiency for laboratory-based employees. We will continue to modify and adapt our measures to align with guidance as the pandemic evolves.
•We are currently enrolling patients at investigational sites in different geographic areas across the United States in the XMT-1536 Phase 1 study and the XMT-1592 Phase 1 dose escalation study. We are in the process of initiating additional clinical sites both inside and outside the United States to increase enrollment, which could additionally mitigate potential impacts from COVID-19. Consistent with FDA guidance, we issued an administrative letter to allow for remote patient monitoring and remote testing, when possible.
•To the best of our knowledge, our contract manufacturing partners continue to operate their manufacturing facilities at or near normal levels, and we have not experienced any COVID-related delays in our manufacturing to date. We believe we have sufficient inventory of XMT-1536 and XMT-1592 to support our ongoing clinical studies. We have planned manufacturing runs to address all currently anticipated future needs. At this time, and subject to further COVID-19 implications, we do not anticipate any disruptions to our clinical supply.
The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. While the pandemic did not materially affect our financial results and business operations in the second quarter ended June 30, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. Management is actively monitoring this situation and the possible effects on our financial condition, operations, suppliers, industry, and our employees. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part II, Item 1A—Risk Factors” below in this Form 10-Q.
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
For the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, we recognized revenue of $0.8 million, $0.2 million, $0.8 million, and $1.2 million, respectively, related to the Merck KGaA agreements.
In January 2016, we entered into collaboration agreements with Takeda for the development and commercialization of XMT-1522, a HER2-targeted ADC, and up to seven ADC product candidates utilizing Fleximer. Our collaboration agreements with Takeda were terminated during the first quarter of 2019. We recognized the remaining deferred revenue of $40.0 million related to the termination of the Takeda agreements in the first quarter of 2019. We do not expect to have any further revenue related to these agreements.

We have provided limited services to Asana BioSciences. For the six months ended June 30, 2019 we recorded an immaterial amount of revenue related to these services. We did not record any revenue related to these services in the three and six months ended June 30, 2020 and the three months ended June 30, 2019.
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
•employee-related expenses, including salaries, bonuses, benefits and stock-based compensation expense;
•costs of funding research and development performed by third parties that conduct research, preclinical activities, manufacturing and clinical trials on our behalf;
•laboratory supplies;
•facility costs, including rent, depreciation and maintenance expenses; and
•upfront and milestone payments under our third-party licensing agreements.
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
A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis following nomination as a product candidate. We have not historically tracked all of our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program, following nomination as a development candidate for the three and six months ended June 30, 2020 and 2019. All external research and development expenses not attributable to the XMT-1536, XMT-1592 and XMT-1522 programs are captured within preclinical and discovery costs. These costs relate to XMT-1592 prior to its designation in early 2020 as our next ADC clinical candidate, as well as additional earlier discovery stage programs and certain unallocated costs. We terminated the development of XMT-1522 in the first quarter of 2019. Our internal research and development costs are primarily personnel-related costs, stock-based compensation costs, and facility costs, including depreciation, and lab consumables.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
XMT-1536 external costs	$3,535	$1,791	$5,905	$4,609
XMT-1592 external costs	2,672	—	3,845	—
XMT-1522 external costs	—	985	—	1,963
Preclinical and discovery costs	2,022	4,281	3,530	8,388
Internal research and development costs	7,184	6,709	14,352	13,949
Total research and development costs	$15,413	$13,766	$27,632	$28,909
The successful development of our product candidates is highly uncertain. As such, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the development efforts associated with our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•successful completion of preclinical studies and IND-enabling studies;
•successful enrollment in and completion of clinical trials;
•receipt of marketing approvals from applicable regulatory authorities;
•establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•commercializing the product candidates, if and when approved, whether alone or in collaboration with others; and
•continued acceptable safety profile of the drugs following approval.
A change in the outcome of any of these or other variables with respect to the development, manufacture or commercialization of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate.
General and administrative expenses
General and administrative expenses consist primarily of salaries and other employee-related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, legal operations, information technology and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal and other fees relating to patent and corporate matters, and fees for accounting and consulting services.
We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including increased costs related to the hiring of additional personnel, fees to outside consultants and patent costs, among other expenses.

Other income (expense)
Other income (expense) consists primarily of interest income earned on cash equivalents and marketable securities. Interest expense is related to borrowings under the credit facility that we entered into on May 9, 2019. These borrowings bear a floating per annum rate interest, as well as a final payment of 5% of the amounts drawn, that is being recorded as interest expense over the term through the maturity date using the effective-interest method. Also included in interest expense is the amortization of the deferred financing costs and the accretion of debt discount relating to the credit facility.
Results of Operations
Comparison of the three months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Dollar Change
(in thousands)	2020	2019
Collaboration revenue	$796	$202	$594
Operating expenses:
Research and development	15,413	13,766	1,647
General and administrative	5,171	4,192	979
Total operating expenses	20,584	17,958	2,626
Other income (expense):
Interest income	89	725	(636)
Interest expense	(87)	(40)	(47)
Total other income (expense), net	2	685	(683)
Net loss	$(19,786)	$(17,071)	$(2,715)
Collaboration Revenue
Collaboration revenue was $0.8 million during the three months ended June 30, 2020 and $0.2 million during the three months ended June 30, 2019. The increase in collaboration revenue was primarily a result of the completion of research services associated with a target included in the Merck KGaA Agreement, which resulted in the recognition of $0.8 million of revenue. Additionally, during the three months ended June 30, 2019, collaboration revenue of $0.2 million was recognized related to the Merck KGaA Agreement and Merck KGaA Supply Agreement.
Research and Development Expense
Research and development expense increased by $1.6 million from $13.8 million for the three months ended June 30, 2019 to $15.4 million for the three months ended June 30, 2020.
The increase in research and development expense was primarily attributable to the following:
•an increase of $1.1 million related to XMT-1536 clinical and regulatory expenses;
•an increase of $0.8 million related to XMT-1592 clinical and regulatory expenses;
•an increase of $0.8 million related to a milestone paid for dosing of the first patient in the XMT-1592 clinical trial;

•an increase of $0.5 million related to manufacturing activities for XMT-1536;
•an increase of $0.5 million related to research consulting and professional fees; and
•an increase of $0.2 million related to advancement of companion diagnostic development efforts for the NaPi2B biomarker.
These increased costs were partially offset by the following:
•a decrease of $1.3 million related to preclinical development and manufacturing activities for XMT-1592; and
•a decrease of $1.0 million related to the development and manufacturing activities for XMT-1522.
We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and XMT-1592 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.
General and Administrative Expense
General and administrative expense increased by $1.0 million from $4.2 million during the three months ended June 30, 2019 to $5.2 million during the three months ended June 30, 2020. The increase in general and administrative was primarily attributable to the following:
•an increase of $0.6 million related to employee compensation, primarily due to the valuation of stock-based awards granted to employees, resulting in higher stock compensation expense; and
•an increase of $0.4 million related to consulting and professional fees.
We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.
Total Other Income (Expense), net
Total other income (expense), net was immaterial and $0.7 million for the three months ended June 30, 2020 and 2019, respectively. Other income consists primarily of interest income on cash equivalents and short-term marketable securities. Interest expense related to our outstanding borrowings under the credit facility.

Comparison of the six months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Dollar Change
(in thousands)	2020	2019
Collaboration revenue	$807	$41,237	$(40,430)
Operating expenses:
Research and development	27,632	28,909	(1,277)
General and administrative	10,106	8,635	1,471
Total operating expenses	37,738	37,544	194
Other income (expense):
Interest income	394	1,177	(783)
Interest expense	(175)	(40)	(135)
Total other income (expense), net	219	1,137	(918)
Net income (loss)	$(36,712)	$4,830	$(41,542)
Collaboration Revenue
Collaboration revenue was $0.8 million during the six months ended June 30, 2020 and $41.2 million during the six months ended June 30, 2019. The decrease in collaboration revenue was primarily a result of the termination of the Takeda agreements and the recognition of the remaining deferred revenue of $40.0 million in the first quarter of 2019. During the six months ended June 30, 2020 revenue of $0.8 million was recognized as a result of completion of research services associated with a target included in the Merck KGaA Agreement. Additionally, during the six months ended June 30, 2019, collaboration revenue of $1.0 million was recognized related to the Merck KGaA Agreement and Merck KGaA Supply Agreement.
Research and Development Expense
Research and development expense decreased by $1.3 million from $28.9 million for the six months ended June 30, 2019 to $27.6 million for the six months ended June 30, 2020.
The decrease in research and development expense was primarily attributable to the following:
•a decrease of $2.7 million related to preclinical development and manufacturing activities for XMT-1592 and finalization of the Dolasynthen platform;
•a decrease of $1.7 million related to the development and manufacturing activities for XMT-1522;
•a decrease of $1.0 million related to manufacturing activities for XMT-1536.
These decreased costs were partially offset by the following:
•an increase of approximately $1.9 million related to XMT-1536 clinical and regulatory expenses;
•an increase of approximately $0.9 million related to XMT-1592 clinical and regulatory expenses;
•an increase of $0.8 million related to a milestone paid for dosing of the first patient in the XMT-1592 clinical trial; and

•an increase of $0.5 million related to advancement of companion diagnostic development efforts for the NaPi2B biomarker.
We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and XMT-1592 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.
General and Administrative Expense
General and administrative expense increased by $1.5 million from $8.6 million during the six months ended June 30, 2019 to $10.1 million during the six months ended June 30, 2020. The increase in general and administrative was primarily attributable to the following:
•an increase of $0.8 million related to employee compensation, primarily due to the valuation of stock-based awards granted to employees, resulting in higher stock compensation expense; and
•an increase of $0.7 million related to consulting and professional fees.
We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.
Total Other Income (Expense), net
Total other income (expense), net was $0.2 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. Other income consists primarily of interest income on cash equivalents and short-term marketable securities. Interest expense was related to our outstanding borrowings under the credit facility.
Liquidity and Capital Resources
Sources of Liquidity
Since our initial public offering in July 2017, we have financed our operations primarily with the proceeds from our initial public offering, our follow-on public offerings and use of our ATM program. We completed a follow-on public offering on March 5, 2019 that resulted in net proceeds of $92.2 million. On May 8, 2019, we entered into a term-loan agreement for up to $20.0 million, of which $5.0 million has been funded in connection with the execution of the agreement. No additional amounts have been drawn since the initial $5.0 million.
In April 2020, we sold approximately 10.9 million shares of common stock and received net proceeds of $63.0 million pursuant to our 2018 ATM. In addition, in June 2020, we sold 9.2 million shares of common stock in a follow-on offering and received net proceeds of approximately $164.0 million.
We terminated the 2018 ATM on April 9, 2020. On May 8, 2020, we established a new ATM pursuant to which we are able to sell $100.0 million of our common stock from time to time at prevailing market prices. As of June 30, 2020, we had not sold any shares under the ATM and had $100.0 million of availability under the program.
As of June 30, 2020, we had cash, cash equivalents and marketable securities of $291.4 million.

Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(37,181)	$(38,884)
Net cash provided by (used in) investing activities	34,410	(2,025)
Net cash provided by financing activities	228,796	97,481
Increase in cash, cash equivalents and restricted cash	$226,025	$56,572
Net Cash Used in Operating Activities
Net cash used in operating activities was $37.2 million for the six months ended June 30, 2020 and primarily consisted of a net loss of $36.7 million adjusted for changes in our net working capital and other non-cash items including stock-based compensation of $3.3 million and depreciation of $0.5 million. Net cash used in operating activities was $38.9 million for the six months ended June 30, 2019 and primarily consisted of a net income of $4.8 million adjusted for non-cash items including the decrease in deferred revenue of $40.7 million primarily related to the Takeda agreements, stock-based compensation of $2.3 million and depreciation of $0.7 million, as well as change in our net working capital.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $34.4 million during the six months ended June 30, 2020 and consisted primarily of maturities of marketable securities. Net cash used in investing activity was $2.0 million during the six months ended June 30, 2019 and consisted primarily of maturities of marketable securities and purchases of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $228.8 million during the six months ended June 30, 2020 as compared to net cash provided by financing activities of $97.5 million during the six months ended June 30, 2019. During the six months ended June 30, 2020 cash provided by financing activities consisted primarily of $164.2 million related to the follow-on public offering in May 2020 and the proceeds from the use of the ATM of $63.1 million in April 2020 as well as proceeds from exercise of stock options of $1.4 million, offset by the payment of $0.2 million of debt issuance costs. During the six months ended June 30, 2019 cash provided by financing activities consisted primarily of the proceeds from the our follow-on public offering.
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
We believe our currently available funds will be sufficient to fund our existing cash flow requirements and our current operating plan commitments for more than two years. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical studies for our product candidates;
•the scope, prioritization and number of our research and development programs;
•the costs, timing and outcome of regulatory review of our product candidates;
•our ability to establish and maintain collaborations on favorable terms, if at all;
•the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;
•the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical study costs under future collaboration agreements, if any;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•the extent to which we acquire or in-license other product candidates and technologies;
•the costs of securing manufacturing arrangements for clinical and commercial production; and
•the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.
Identifying potential product candidates and conducting preclinical testing and clinical studies is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
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

Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Risk Factors
There have been no material changes to the Company’s risk factors as set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2020, and "Part II, Item 1A—Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as filed with the SEC on May 8, 2020.

Item 6. Exhibits.

EXHIBIT 3.1	-	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 3.2	-	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 10.1		Commercial License and Option Agreement, dated as of January 3, 2019, by and between Synaffix B.V. and Mersana Therapeutics, Inc.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101	-
The following financial and related information from Mersana Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (iv) the Condensed Consolidated Statement of Cash Flows; and, (v) Notes to Condensed Consolidated Financial Statements.

EXHIBIT 104	-	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: August 7, 2020	By:	/s/ Anna Protopapas
Anna Protopapas President and Chief Executive Officer

Dated: August 7, 2020	By:	/s/ Brian DeSchuytner
Brian DeSchuytner Senior Vice President, Finance & Product Strategy