Form 10-Q
period 2021-03-31
Mersana Therapeutics, Inc.
filed 2021-05-10
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 69,561,813 shares of Common Stock ($0.0001 par value per share) outstanding as of May 6, 2021.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, and this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, particularly in the “Risk factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, the COVID-19 pandemic could adversely affect our preclinical and clinical development efforts, business operations and financial results. The extent of the impact and the value of and market for our common stock will also depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, physical distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat the disease.
The forward-looking statements contained herein represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

RISK FACTORS SUMMARY
Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$228,430	$255,094
Prepaid expenses and other current assets	3,522	3,486
Total current assets	231,952	258,580
Property and equipment, net	1,918	1,730
Operating lease right-of-use assets	10,521	10,936
Other assets	3,520	2,153
Total assets	$247,911	$273,399
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,743	$8,340
Accrued expenses	17,496	16,146
Deferred revenue	3,976	3,987
Operating lease liabilities	1,570	1,437
Other liabilities	134	93
Total current liabilities	34,919	30,003
Operating lease liabilities	9,726	10,158
Long-term debt, net	5,010	4,977
Other liabilities	318	174
Total liabilities	49,973	45,312
Commitments (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock,$0.0001 par value; 175,000,000 shares authorized; 69,051,438 and 68,841,288 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	513,043	508,499
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(315,112)	(280,419)
Total stockholders’ equity	197,938	228,087
Total liabilities and stockholders’ equity	$247,911	$273,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$11	$11
Operating expenses:
Research and development	27,415	12,219
General and administrative	7,208	4,936
Total operating expenses	34,623	17,155
Other income (expense):
Interest income	12	306
Interest expense	(93)	(88)
Total other income (expense), net	(81)	218
Net loss	(34,693)	(16,926)
Other comprehensive loss
Unrealized gain (loss) on marketable securities	—	(29)
Comprehensive loss	$(34,693)	$(16,955)
Net loss attributable to common stockholders — basic and diluted	$(34,693)	$(16,926)
Net loss per share attributable to common stockholders — basic and diluted	$(0.50)	$(0.35)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	68,987,857	47,988,630
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	45,388,023	$5	$270,662	$25	$(192,374)	$78,318
Exercise of common stock warrant in exchange for common stock	2,574,971	—	—	—	—	—
Exercise of stock options	43,055	—	119	—	—	119
Stock-based compensation expense	—	—	1,609	—	—	1,609
Other comprehensive loss	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(16,926)	(16,926)
Balance at March 31, 2020	48,006,049	$5	$272,390	$(4)	$(209,300)	$63,091
Issuance of common stock from at-the-market transactions, net of issuance costs of $2,176	10,900,599	1	62,976	—	—	62,977
Issuance of common stock under public offering, net of issuance costs of $10,809	9,200,000	1	163,990	—	—	163,991
Purchase of common stock under ESPP	68,419	—	333	—	—	333
Exercise of stock options	206,143	—	1,296	—	—	1,296
Stock-based compensation expense	—	—	1,656	—	—	1,656
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(19,786)	(19,786)
Balance at June 30, 2020	68,381,210	$7	$502,641	$2	$(229,086)	$273,564
Exercise of stock options	88,871	—	317	—	—	317
Stock-based compensation expense	—	—	1,918	—	—	1,918
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(22,489)	(22,489)
Balance at September 30, 2020	68,470,081	$7	$504,876	$—	$(251,575)	$253,308
Exercise of stock options	359,359	—	1,406	—	—	1,406
Purchase of common stock under ESPP	11,848	—	228	—	—	228
Stock-based compensation expense	—	—	1,989	—	—	1,989
Net loss	—	—	—	—	(28,844)	(28,844)
Balance at December 31, 2020	68,841,288	$7	$508,499	$—	$(280,419)	$228,087
Exercise of stock options	148,472	—	764	—	—	764
Vesting of restricted stock units, net of employee tax obligations	61,678	—	(259)	—	—	(259)
Stock-based compensation expense	—	—	4,039	—	—	4,039
Net loss	—	—	—	—	(34,693)	(34,693)
Balance at March 31, 2021	69,051,438	$7	$513,043	$—	$(315,112)	$197,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(34,693)	$(16,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	226	248
Net amortization of premiums and discounts on investments	—	(66)
Stock-based compensation	4,039	1,609
Other non-cash items	38	37
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37)	(330)
Other assets	(1,366)	—
Accounts payable	3,415	(2,693)
Accrued expenses	1,251	(3,128)
Operating lease assets	415	444
Operating lease liabilities	(299)	(430)
Deferred revenue	(11)	(11)
Net cash used in operating activities	(27,022)	(21,246)

Cash flows from investing activities
Maturities of marketable securities	—	19,500
Purchase of property and equipment	(114)	(65)
Net cash provided by (used in) investing activities	(114)	19,435

Cash flows from financing activities
Proceeds from exercise of stock options	764	119
Payment of employee tax obligations related to vesting of restricted stock units	(259)	—
Proceeds from issuance of debt, net of issuance costs	—	(180)
Payments under capital lease obligations	(33)	(29)
Net cash provided by (used in) financing activities	472	(90)

Decrease in cash, cash equivalents and restricted cash	(26,664)	(1,901)
Cash, cash equivalents and restricted cash, beginning of period	255,415	62,672
Cash, cash equivalents and restricted cash, end of period	$228,751	$60,771

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$189	$—
Cash paid for interest	$60	$56
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$9,980
Right-of-use assets obtained in exchange for financing lease liabilities	$213	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements
(in thousands, except share and per share data)
(unaudited)

1. Nature of business and basis of presentation
Mersana Therapeutics, Inc. is a clinical stage biopharmaceutical company focused on developing antibody drug conjugates (ADCs) that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable it to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s innovative platforms, which include Dolaflexin and Dolasynthen, each delivering its DolaLock payload, as well as Immunosynthen, delivering a novel stimulator of interferon genes (STING) agonist, provide an efficient product engine that has enabled a robust discovery pipeline for the Company and its partners. The Company’s product candidates include upifitamab rilsodotin (UpRi, XMT-1536) and XMT-1592. The Company's early stage programs include a potentially first-in-class B7-H4-targeted Dolasynthen ADC, XMT-1660, as well as candidates leveraging the Immunosynthen platform, the most advanced of which is XMT-2056.
UpRi, an ADC utilizing the Company’s Dolaflexin platform and targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma, is being studied in UPLIFT, a single-arm registration strategy, in patients with platinum-resistant ovarian cancer, as well as in the expansion portion of a Phase 1 proof-of-concept clinical study in patients with NSCLC adenocarcinoma. XMT-1592 uses the Company’s Dolasynthen platform and also targets NaPi2b. In the first half of 2020, the Company initiated the Phase 1 dose escalation study of XMT-1592.
The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the need for additional capital, risks of failure of preclinical and clinical studies, the need to obtain marketing approval and reimbursement for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products.
The Company has incurred cumulative net losses since inception. For the three months ended March 31, 2021, the net loss was $34,693, compared to net loss of $16,926 in the three months ended March 31, 2020. The Company expects to continue to incur operating losses for at least the next several years. As of March 31, 2021, the Company had an accumulated deficit of $315,112. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.
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
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020, a statement of stockholders’ equity for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.
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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K, except as otherwise noted below in "Recently Issued Accounting Pronouncements."
Fair Value Measurements
Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability between market participants at measurement dates. ASC Topic 820 Fair Value Measurement (ASC 820) establishes a three-

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
level valuation hierarchy for instruments measured at fair value. The hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$255,094	$228,430	$62,351	$60,450
Restricted cash included in other assets, noncurrent	321	321	321	321
Total cash, cash equivalents and restricted cash per statement of cash flows	$255,415	$228,751	$62,672	$60,771
Other Assets
The Company recorded other assets of $3,520 and $2,153 as of March 31, 2021 and December 31, 2020, respectively, comprised of $3,199 and $1,832, respectively, held by a service provider, and restricted cash of $321 at the end of each period held as a security deposit for a standby letter of credit related to a facility lease.
Net Loss per Share
Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without further consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury stock method.
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
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Stock options	7,478,289	6,049,288
Unvested restricted stock units	1,082,460	760,193
Warrants	39,474	39,474
	8,600,223	6,848,955
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for the fiscal years beginning after December 15, 2020 The adoption of ASU 2019-12 did not have a material effect on our results of operations and financial position.
3. Collaboration agreements
Merck KGaA
In June 2014, the Company entered into a Collaboration and Commercial License Agreement with Merck KGaA (the Merck KGaA Agreement). Upon the execution of the Merck KGaA Agreement, Merck KGaA paid the Company a nonrefundable technology access fee of $12,000 for the right to develop ADCs directed to six exclusive targets over a specified period of time. No additional fees are due when a target is designated and the commercial license to the target is granted. Merck KGaA will be responsible for the product development and marketing of any products resulting from this collaboration. All six targets were designated prior to 2018. The next potential milestone payment that the Company is eligible to receive is a development milestone of $500 on Merck KGaA’s designation of a preclinical development candidate for a target. Revenue will be recognized when achievement of the milestone is considered probable.
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
The Company is recognizing revenue related to the exclusive license and research and development services performance obligations over the estimated period of the research and development services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred. To the extent that the Company receives fees for the research services as they are performed, these amounts are recorded as deferred revenue. Revenue related to future technological improvements and joint research committee services will be recognized ratably over the respective performance period (which in the case of the joint research committee services approximate the time and cost incurred each period), which are 10 and 5 years, respectively. The Company is continuing to reassess the estimated remaining term at each subsequent reporting period.
As of March 31, 2021, the Company had completed its research service obligations associated with four of the six designated targets. During each of the three months ended March 31, 2021 and 2020, the Company recorded collaboration revenue of $11 related to its efforts under the Merck KGaA Agreement. The Company did not recognize any collaboration revenue and corresponding research and development expense related to the Merck KGaA Supply Agreement during the three months ended March 31, 2021 and 2020.
As of March 31, 2021 and December 31, 2020, the Company had $3,976 and $3,987, respectively, in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement that will be recognized over the remaining performance period.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of our contract assets and liabilities during the three months ended March 31, 2021 and 2020:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2021
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$3,987	$—	$11	$3,976

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2020
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$4,815	$—	$11	$4,804

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
During the three months ended March 31, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three Months Ended March 31,
	2021	2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$11	$11
Performance obligations satisfied in previous periods	$—	$—
Other Revenue
The Company has provided limited services for a collaboration partner, Asana BioSciences. For each of the three months ended March 31, 2021 and 2020, the Company did not recognize revenue related to these services. The next potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical study by Asana BioSciences. As of March 31, 2021, the Company considers this next milestone to be fully constrained as there is considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there is a high level of uncertainty in achieving this milestone, as this would require successful initiation of clinical trials by the collaboration partner. The Company reevaluates the probability of achievement of a milestone subject to constraint at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
4. Fair value measurements
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
As of the quarters ended March 31, 2021 and December 31, 2020, the carrying value of the Company’s outstanding borrowing under the Amended Credit Facility (as defined below) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The Credit Facility is discussed in more detail in Note 6, “Debt”.
5. Accrued expenses
Accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued preclinical, manufacturing and clinical expenses	$13,399	$9,902
Accrued payroll and related expenses	2,972	5,412
Accrued professional fees and insurance	993	757
Accrued other	132	75
	$17,496	$16,146

6. Debt
On May 8, 2019, the Company entered into a loan and security agreement, which has subsequently been amended on June 21, 2019, and August 28, 2020 (collectively, the Credit Facility) with Silicon Valley Bank (SVB) pursuant to which the Company can borrow term loans in an aggregate amount of $30,000, at its option, comprising (i) up to $25,000 in up to five principal advances through April 30, 2022, and (ii) an additional $5,000 in one principal

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
advance, if the Company reaches certain development milestone events, as described in the Credit Facility, through April 30, 2022.
As of March 31, 2021, the Company was in compliance with all covenants under the Amended Credit Facility. As such, as of March 31, 2021, the classification of the loan balance as stated on the balance sheet was based on the timing of defined future payment obligations.
As of March 31, 2021, the Company had drawn a term loan of $5,200, and debt consisted of the following:

March 31, 2021
Total debt	$5,200
Less: Current portion of long-term-debt	—
Total debt, net of current portion	5,200
Debt financing costs, net of accretion	(229)
Accretion related to final payment	39
Long-term debt, net	$5,010
As of March 31, 2021, the estimated future principal payments due are as follows:

2021 (excluding the three months ended March 31, 2021)	$—
2022	1,213
2023	2,080
2024	1,907
Total debt	$5,200
During the three months ended March 31, 2021 and 2020 the Company recognized $88 and $51, respectively, of interest expense related to the Existing Credit Facility and Amended Credit Facility, as applicable.
7. Stockholders’ equity
Preferred stock
As of March 31, 2021, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
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
In May 2020, the Company terminated the 2018 ATM and established a new ATM equity offering program (the 2020 ATM) pursuant to which it is able to sell up to $100,000 of its common stock from time to time at prevailing market prices. As of March 31, 2021, the Company had not sold any shares under the 2020 ATM.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
Follow-on offering
In June 2020, the Company sold 9,200,000 shares of common stock, in an underwritten public offering at a price to the public of $19.00 per share. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were $163,990.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of March 31, 2021, there were warrants to purchase 39,474 shares of common stock. During the quarter ended March 31, 2021, there were no exercises of warrants in exchange for shares of common stock.
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
At March 31, 2021 and December 31, 2020, there were 8,600,223 and 6,869,189, respectively, shares of common stock reserved for the exercise of outstanding stock options and warrants.

	March 31, 2021	December 31, 2020
Stock options	7,478,289	6,112,948
Restricted stock units	1,082,460	716,767
Warrants	39,474	39,474
	8,600,223	6,869,189

8. Stock options
Stock option plans
As of June 30, 2017, there were 3,141,625 stock options outstanding under the Company’s 2007 Stock Incentive Plan (the 2007 Plan). The 2007 Plan expired in June 2017. Any cancellations under the 2007 Stock Incentive Plan will increase the options available under the 2017 Stock Incentive Plan as described below.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
In June 2017, the Company’s stockholders approved the 2017 Stock Incentive Plan (the 2017 Plan). Under the 2017 Plan initially, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock units (RSUs) or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. In January 2021, the number of shares of common stock issuable under the 2017 Plan was increased by 2,753,651 shares. As of March 31, 2021, there were 2,188,263 shares available for future issuance under the 2017 Plan. During the three months ended March 31, 2021, the Company granted 2,051,293 RSUs and options to purchase shares of common stock to employees under the 2017 Plan.
With respect to incentive stock options, the exercise price per share will equal the closing price of the common stock on the date of grant and the vesting period is generally four years. Nonqualified stock options will be granted at an exercise price established by the Board at its sole discretion (which has not been less than fair market value on the date of grant) and the vesting periods may vary. Options granted under the 2017 Plan expire no later than 10 years from the date of grant. The Board may accelerate vesting or extend the expiration of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.
Inducement awards
The Company grants to its employees, upon approval by the Board, options to purchase shares of common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). The securities are issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. These options are subject to terms substantially the same as the 2017 Plan. As of March 31, 2021 there were 420,000 options to purchase shares of common stock granted as inducement awards outstanding.
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2021	6,112,948	$7.84
Granted	1,650,507	20.78
Exercised	(148,472)	5.15
Cancelled	(136,694)	7.00
Outstanding at March 31, 2021	7,478,289	$10.77
Exercisable at March 31, 2021	3,243,294	$5.31
The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 and 2020, was $14.51 and $3.79 per share, respectively.
Cash received from the exercise of stock options was $764 and $119 for the three months ended March 31, 2021 and 2020, respectively.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
Restricted stock units (RSUs)
The Company issues RSUs with a service condition to employees. The vesting term may be annually over four years for awards granted annually to employees for performance compensation, two year cliff-vest for awards granted in July 2019 and annually over two years for RSUs granted to new-hires.
A summary of the RSU activity under the 2017 Plan is as follows:

Number of Shares
Unvested at January 1, 2021	716,767
Granted	500,786
Vested	(73,954)
Forfeited	(61,139)
Unvested at March 31, 2021	1,082,460
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
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statement of operations and comprehensive loss:

	Three Months Ended March 31,
	2021	2020
Stock options	$3,114	$1,233
Restricted stock units	806	310
Employee stock purchase plan	119	66
Stock-based compensation expense included in total operating expenses	$4,039	$1,609
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2021	2020
Research and development	$2,301	$797
General and administrative	1,738	812
Stock-based compensation expense included in total operating expenses	$4,039	$1,609

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
As of March 31, 2021, there was $39,697 and $12,100 of unrecognized stock compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 3.1 years and 3.5 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.6%	1.6%
Expected dividend yield	—%	—%
Expected term (years)	6.06	6.04
Expected stock price volatility	83%	69%
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
Employee Stock Purchase Plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP. The Company did not issue any shares under the 2017 ESPP for the three months ended March 31, 2021 and 2020. As of March 31, 2021, there were 644,818 shares available for issuance. including 450,000 shares automatically added to the 2017 ESPP on January 1, 2020.
9. Leases
The Company has an operating lease for its office space in Cambridge, MA and operating and finance leases for certain equipment. The operating lease for its office space (the Office Lease) was amended in March 2020 and is effective through March 2026. The Company has an option to extend the lease term of the Office Lease for an additional five years. The Company’s exercise of this option to extend the lease term of the Office Lease was not considered reasonably certain as of March 31, 2021. The Company has remaining finance lease terms of one year to five years for certain equipment, some of which include options to purchase at fair value. The Company has subsequently amended the Office Lease, as further described in the Subsequent Event section.
In connection with the Office Lease, the Company had a standby letter of credit agreement for the benefit of its landlord in the amount of $321 as of each March 31, 2021 and December 31, 2020, collateralized by a money market account.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
During the first quarter of 2021, the Company entered into a finance lease for certain equipment. The Company recorded an asset under finance lease of $213 as property and equipment.
The components of lease expense were as follows:

	Operating leases	Finance leases
2021 (excluding the three months ended March 31, 2021)	$2,169	$123
2022	2,843	128
2023	2,928	121
2024	3,016	60
2025 and thereafter	3,889	56
Total lease payments	14,845	488
Present value adjustment	(3,549)	(36)
Present value of lease liabilities	$11,296	$452

10. Commitments
License agreements
The Company did not record any research and development expense related to non-refundable upfront payments or milestone payments during the three months ended March 31, 2021 or 2020.
See Note 9 for the Company’s future obligations related to leases as of March 31, 2021.
11. Subsequent Events
For the purposes of the unaudited financial statements as of March 31, 2021 and the period then ended, the Company has evaluated subsequent events through May 10, 2021, the date the unaudited interim financial statements were issued. On April 5, 2021,the Company entered into an Eighth Amendment to the Office Lease for additional office space in its existing building for five years, beginning July 1, 2021, committing to lease payments of $4,983 over that period. In connection with the office lease, the Company increased the balance of the security deposit by increasing the standby letter of credit for the benefit of its landlord by $156.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on February 26, 2021.
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
The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Item 1A. Risk Factors.
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
We believe that our innovative platforms which include Dolaflexin and Dolasynthen, delivering our DolaLock payload, as well as Immunosynthen, delivering a novel stimulator of interferon genes, or STING, agonist, comprise a highly-efficient product engine that has enabled a robust discovery pipeline for us and our partners. Our ADCs in preclinical and clinical studies include first-in-class molecules that target multiple tumor types with high unmet medical need and have exhibited improved safety and efficacy compared to ADCs developed using first-generation technology.
Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC technologies and the experience and competencies of our management team to identify, acquire and develop promising ADC product candidates and to commercialize cancer therapeutics that are improvements over existing treatments.
Upifitamab rilsodotin (UpRi, XMT-1536), our first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver about 10 DolaLock payload molecules per antibody. The NaPi2b antigen is broadly expressed in non-small cell lung cancer, or NSCLC, adenocarcinoma and ovarian cancer with limited expression in normal tissue. We are actively recruiting and dosing patients with ovarian cancer and NSCLC adenocarcinoma, where a majority of patients express NaPi2b, in a Phase 1 clinical trial. In April 2021, we initiated a single-arm registration strategy in platinum-resistant ovarian cancer, UPLIFT, and expect to initiate a combination dose escalation study, UPGRADE, in ovarian cancer in the third quarter of 2021.
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
Our early stage programs include XMT-1660, a potentially first-in-class B7-H4-targeted Dolasynthen ADC, as well as XMT-2056, a STING-agonist ADC developed using our novel Immunosynthen platform. Our objective in 2021 is to rapidly progress these candidates through IND-enabling studies and scale up manufacturing activities with third parties. We believe that these development candidates provide significant opportunities for development in areas of high unmet need such as breast cancer, NSCLC and ovarian cancer.
In addition, we have established strategic research and development partnerships with Merck KGaA and Asana Biosciences for the development and commercialization of additional ADC product candidates against a limited number of targets selected by our partners based on our Dolaflexin platform. We believe the potential of our ADC technologies, supported by our world class management team and protected by our robust intellectual property portfolio, will allow us to discover and develop life-changing ADCs for patients fighting cancer.
Since inception, our operations have focused on building our platforms, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical and toxicology studies, manufacturing clinical study material and conducting clinical studies, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock. In April 2020, we sold approximately 10.9 million shares of common stock pursuant to an at-the-market, or ATM, equity offering program and received net proceeds of $63.0 million. In addition, in June 2020, we sold 9.2 million shares of common stock in a follow-on offering and received net proceeds of $164.0 million.
Since inception, we have incurred significant cumulative operating losses. For the three months ended March 31, 2021, the net loss was $34.7 million, compared to net loss of $16.9 million in the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $315.1 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for our lead product candidates UpRi and XMT-1592;
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
Impact of COVID-19 on Our Business
We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical and preclinical development, as well as discovery efforts. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing and include:
•In line with guidance from the U.S. Centers for Disease Control and Prevention (CDC) and the Commonwealth of Massachusetts, we have implemented work from home measures and have suspended all non-essential business travel. We have also prioritized laboratory activities and implemented staggered schedules in the interest of safety and efficiency for laboratory-based employees. We will continue to modify and adapt our measures to align with guidance as the pandemic evolves.

•We are currently enrolling patients at investigational sites in different geographic areas around the world in the UpRi Phase 1 study and in UPLIFT and within the United States in the XMT-1592 Phase 1 dose escalation study. We are in the process of initiating additional clinical sites both inside and outside the United States to increase enrollment, which could additionally mitigate potential regional impacts from COVID-19. Consistent with FDA guidance, we issued an administrative letter to allow for remote patient monitoring and remote testing, when possible.
•To the best of our knowledge, our contract manufacturing partners continue to operate their manufacturing facilities at or near normal levels, though sourcing of raw materials that are globally being utilized for COVID-related vaccines and therapies has become an increasing challenge for our contract manufacturers. If such raw material sourcing challenges continue, we may experience associated delays in our manufacturing, although we have not experienced any such delays to date. We believe we currently have sufficient inventory of UpRi and XMT-1592 to support our ongoing clinical studies. We have planned manufacturing runs to address all currently anticipated future needs. At this time, and subject to further COVID-19 implications, we continue to monitor our clinical supply and ongoing operations of our contract manufacturers.
The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. While the pandemic did not materially affect our financial results and business operations in the first quarter ended March 31, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. Management is actively monitoring this situation and the possible effects on our financial condition, operations, suppliers, industry, and our employees. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part II, Item 1A—Risk Factors” below in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021.
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
For each of the three months ended March 31, 2021 and 2020, we recognized an immaterial amount of revenue related to the Merck KGaA Agreements.
We have provided limited services to Asana BioSciences. We did not record any revenue related to these services in the three months ended March 31, 2021 or 2020.
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
•employee-related expenses, including salaries, benefits and stock-based compensation expense;
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
A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis following nomination as a product candidate. We have not historically tracked all of our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program, following nomination as a clinical candidate for the three months ended March 31, 2021 and 2020. All external research and development expenses not attributable to the UpRi and XMT-1592 programs are captured within preclinical and discovery costs. These costs relate to XMT-1592 prior to its designation in early 2020 as well as our preclinical development candidates XMT-1660 and XMT-2056, additional earlier discovery stage programs and certain unallocated costs. Our internal research and development costs are primarily personnel-related costs, stock-based compensation costs, and facility costs, including depreciation, and lab consumables.

	Three Months Ended March 31,
(in thousands)	2021	2020
UpRi external costs	$9,378	$2,370
XMT-1592 external costs	2,468	1,174
Preclinical and discovery costs	4,513	1,507
Internal research and development costs	11,056	7,168
Total research and development costs	$27,415	$12,219

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
Results of Operations
Comparison of the three months ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the changes in those items:

	Three Months Ended March 31,		Dollar Change
(in thousands)	2021	2020
Collaboration revenue	$11	$11	$—
Operating expenses:
Research and development	27,415	12,219	15,196
General and administrative	7,208	4,936	2,272
Total operating expenses	34,623	17,155	17,468
Other income (expense):
Interest income	12	306	(294)
Interest expense	(93)	(88)	(5)
Total other income (expense), net	(81)	218	(299)
Net loss	$(34,693)	$(16,926)	$(17,767)
Collaboration Revenue
Collaboration revenue was immaterial during the three months ended March 31, 2021 and 2020.
Research and Development Expense
Research and development expense increased by $15.2 million from $12.2 million for the three months ended March 31, 2020 to $27.4 million for the three months ended March 31, 2021.
The increase in research and development expense was primarily attributable to the following:
•an increase of $7.1 million related to manufacturing, clinical and regulatory activities for UpRi;
•an increase of $2.9 million related to manufacturing for preclinical and discovery stage programs including XMT-1660 and XMT-2056;
•an increase of $2.2 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities; and
•an increase of $1.5 million related to manufacturing, clinical and regulatory activities for XMT-1592.
In addition, stock-based compensation expense included in research and development expenses increased by $1.5 million, primarily related to the valuation of stock-based awards granted to employees as a result of stock price appreciation. We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and XMT-1592 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.
General and Administrative Expense
General and administrative expense increased by $2.3 million from $4.9 million during the three months ended March 31, 2020 to $7.2 million during the three months ended March 31, 2021. The increase in general and administrative expense was primarily attributable to an increase of $0.6 million related to employee compensation (excluding stock-based compensation), primarily related to an increase in headcount and an increase of $0.8 million related to consulting and professional fees. Stock-based compensation increased $0.9 million due to the valuation of stock-based awards granted to employees as a result of stock price appreciation. We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.
Total Other Income (Expense), net
Total other expense was $0.1 million for the three months ended March 31, 2021 and total other income was $0.2 million for the three months ended March 31, 2020. Other income consists primarily of interest income on cash equivalents and short-term marketable securities. Interest expense is related to our outstanding borrowings under the credit facility.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily with the proceeds from our initial public offering, our follow-on public offerings in 2019 and 2020, the use of our ATM equity offering program, and our strategic partnerships. On July 2, 2018, we established an ATM, or the 2018 ATM, pursuant to which we were able to offer and sell up to $75.0 million of our common stock from time to time at prevailing market prices. In April 2020, we sold approximately 10.9 million shares of common stock and received net proceeds of $63.0 million pursuant to our 2018 ATM. In addition, in June 2020, we sold 9.2 million shares of common stock in a follow-on public offering and received net proceeds of approximately $164.0 million.
In May 2020, we terminated the 2018 ATM and established a new ATM, or the 2020 ATM, pursuant to which we are able to sell up to $100.0 million of our common stock from time to time at prevailing market prices. As of March 31, 2021, we had not sold any shares under the 2020 ATM and had $100.0 million of availability under the program.
On May 8, 2019, we entered into a term loan agreement with Silicon Valley Bank, or SVB, which was subsequently amended on August 28, 2020. Pursuant to the amendment, we may be subject to certain conditions, borrow term loans in an aggregate amount of up to $30.0 million, of which $5.2 million were funded upon execution of the amendment. These proceeds were used to repay the existing balance and satisfy our existing obligations to SVB. No additional amounts have been drawn since the initial draw of $5.2 million.
As of March 31, 2021, we had cash and cash equivalents of $228.4 million.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(27,022)	$(21,246)
Net cash provided by (used in) investing activities	(114)	19,435
Net cash provided by (used in) financing activities	472	(90)
Decrease in cash, cash equivalents and restricted cash	$(26,664)	$(1,901)
Net Cash Used in Operating Activities
Net cash used in operating activities was $27.0 million for the three months ended March 31, 2021 and primarily consisted of a net loss of $34.7 million adjusted for changes in our net working capital and other non-cash items including stock-based compensation of $4.0 million and depreciation of $0.2 million. Net cash used in operating activities was $21.2 million for the three months ended March 31, 2020 and primarily consisted of a net loss of $16.9 million adjusted for non-cash items including stock-based compensation of $1.6 million and depreciation of $0.2 million, as well as change in our net working capital.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $0.1 million during the three months ended March 31, 2021 and consisted of purchases of equipment. Net cash provided by investing activities was $19.4 million during the three months ended March 31, 2020 and consisted primarily of maturities of marketable securities.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $0.5 million during the three months ended March 31, 2021 as compared to net cash used in financing activities of $0.1 million during the three months ended March 31, 2020. During the three months ended March 31, 2021 cash provided by financing activities consisted primarily of proceeds from exercise of stock options of $0.8 million, offset by $0.3 million from the payment of employee tax obligations related to vesting of restricted stock units. During the three months ended March 31, 2020 cash used in financing activities consisted primarily of the payment of $0.2 million of debt issuance costs, offset by $0.1 million in proceeds from the exercise of stock options.
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
Critical accounting policies and significant judgments and estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our early encouraging clinical results for UpRi, our lead product candidate, our early encouraging preclinical results for XMT-1592 and the early results of any other current or future product candidates, are not necessarily predictive of the results of our ongoing or future discovery programs or clinical studies. Promising results in preclinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These companies’ setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy events in preclinical or clinical studies, including previously unreported adverse events.
Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical study results for one of our product candidates or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other products in our pipeline. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our product candidates or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates. For example, patients in the Company’s ongoing clinical studies have experienced serious adverse events, including without limitation death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis, and pyrexia. We expect that certain patients in ongoing and future studies will experience additional serious adverse events, including those that may result in death, as the Company’s product candidates progress through clinical development.
There can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical study protocols and the rate of dropout among clinical study participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA approval. Accordingly, there is significant risk that our products may not receive FDA approval.

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
Interim, top-line and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, “top-line” or preliminary data from our clinical studies. Positive preliminary data may not be predictive of such study’s subsequent or overall results. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
We currently have only two ADC product candidates, UpRi and XMT-1592, in clinical studies. A failure of any of our product candidates in clinical development would adversely affect our business and may require us to discontinue development of other ADC product candidates based on the same technology.
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
Events that may delay or prevent successful commencement, enrollment or completion of clinical studies of our product candidates could result in increased costs to us as well as a delay in obtaining, or failure to obtain, regulatory approval, or cause us to suspend or terminate a clinical study, which could prevent us from commercializing our product candidates on a timely basis, or at all.
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
•delays in reaching a consensus with regulatory agencies on study design;
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
•expected or unexpected safety issues, including occurrence of serious adverse events, or SAEs, associated with our product candidates in clinical studies that are viewed as outweighing the product candidate’s potential benefits;
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

•competing studies; and
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
We may seek orphan drug designation status for one of our current or future product candidates, and we may be unsuccessful. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages and user-fee waivers. In Europe, orphan drug designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency or the FDA from approving another marketing application for the same drug and indication for a set time period, except in limited circumstances. Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same condition, or the drug may be used off-label. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the other drug is clinically superior. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for applicable indications for our current or future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.
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
We may conduct clinical studies for ADC product candidates at sites outside the United States, and the FDA may not accept data from studies conducted in such locations.
We plan to conduct clinical studies outside the United States. Although the FDA may accept data from clinical studies conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical study must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. If the foreign data is the sole basis for a marketing application, then the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful and the FDA must be able to validate the data through an on-site inspection, if necessary. In addition, while these clinical studies are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the studies also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any study that we conduct outside the United States, it would likely result in the need for additional studies, which would be costly, time-consuming and could delay or permanently halt our development of the applicable product candidates.
Accelerated approval by the FDA, even if granted for UpRi, XMT-1592- or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek approval of UpRi, XMT-1592 and any of our other current and future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA requires that a sponsor of a product receiving accelerated approval perform a post-marketing confirmatory clinical study or studies. These confirmatory studies must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval preapproval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval. Accelerated approval may also be withdrawn if, among other things, a confirmatory study required to verify the predicted clinical benefit of the product fails to verify such benefit or if such study is not conducted with due diligence.

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
Undesirable side effects caused by our product candidates or ADCs being developed or commercialized by our partners or competitors could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Further, clinical studies by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug. SAEs, including death, deemed to be caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could have a material adverse effect on the development of our product candidates and our business as a whole.
Patients in the Company’s ongoing clinical studies have experienced serious adverse events, including without limitation death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis, and pyrexia. We expect that certain patients in ongoing and future studies will experience additional serious adverse events, including those that may result in death, as the Company’s product candidates progress through clinical development. These or additional undesirable side effects caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could result in a number of potentially significant negative consequences, including:
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
If a companion diagnostic is required for the label for UpRi, our lead product candidate, XMT-1592, or any of our other current or future product candidates, therefore conditioning our ability to market such product candidates on the commercial availability of an approved companion diagnostic, we may seek approval for our validated assay as a companion diagnostic or we may contract with third parties to create and obtain approval for a companion diagnostic. To be successful in developing and commercializing such a companion diagnostic, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development and commercialization of diagnostics and may not be successful in developing and commercializing appropriate diagnostics to pair with UpRi, XMT-1592, or any of our other current or future product candidates. Companion diagnostics are subject to regulation by the FDA and equivalent foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing and commercializing diagnostics, we may rely in part or in whole on third parties for their design, manufacture and commercialization. We, our collaborators or such third parties may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. Any delay or failure by us, our collaborators or such third parties to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. If we, or any third parties that we may contract with to assist us, are unable to successfully develop and commercialize companion diagnostics for our product candidates, or experience delays in doing so:
•the development of UpRi, XMT-1592, and our other current or future product candidates, may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical studies;
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
We have incurred net losses since our inception. Our net loss was $34.7 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $315.1 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products and therefore have never generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year.
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
Our cash and cash equivalents were $228.4 million as of March 31, 2021. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing UpRi, our lead product candidate, XMT-1592, and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical studies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical studies for UpRi, XMT-1592 or any other current or future product candidates, including delays in enrollment of patients. We also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities.
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
Based on our current operating plan, we believe that our currently available funds will be sufficient to fund our operations through at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. Our operating plan, however, may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
Within the United States, there have been ongoing government efforts at the federal and state levels to reform the provision or control the cost of health care. There have been a number of legislative and regulatory changes to the healthcare system, such as the enactment and subsequent modification of the Health Care Reform Act, that could affect our future results of operations or the commercial success of our products, if approved. See “Business-

Government regulation - Healthcare reform”. We continue to evaluate the effect that healthcare reform efforts may have on our business, but expect that healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved. Healthcare reform efforts to contain or reduce costs of health care may adversely affect:
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
We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including ADC Therapeutics, Astellas, AstraZeneca, Bolt, Daiichi Sankyo, Gilead, GSK, ImmunoGen, Pfizer, SeaGen, Silverback, and Sutro. These companies or their partners, including AbbVie, Genentech and Takeda, may develop product candidates which compete in the same indications as our current and future product candidates. We expect to compete on improved efficacy, safety and tolerability compared to other product candidates and if our products are not demonstrably superior in these respects compared to other approved therapeutics, we may not be able to compete effectively.
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
As of March 31, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned a significant amount of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.
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
In addition, we may experience disruptions that could severely impact our business, preclinical studies and clinical studies, including:
•Our clinical studies may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical study materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical study protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical studies in order to preserve health resources and protect study participants, which could delay our clinical studies or impact the strength or validity of our clinical study data. It is unknown how long these pauses or disruptions could continue.
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical studies, shipping of investigation drugs and clinical study samples, perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain for materials are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, raw material supplies, production slowdowns or disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical studies and conduct our research and development operations.
•We have requested that most of our personnel work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical study sites and other important agencies and contractors.
•Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug (IND)-enabling studies or our ability to select future development candidates, and initiation of additional clinical studies for other of our development programs
•Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical studies and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any prolongation or de-prioritization of our clinical studies or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical studies.
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
The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, the timing, availability, efficacy, adoption and distribution of vaccines or other preventative treatments and other actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, healthcare systems or the global economy.
We, or the third parties upon whom we depend, may be adversely affected by serious disasters.
Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or human-made accidents or incidents that result in us being unable to fully use our facilities, or the facilities of third parties with which we contract, may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our current or future product candidates or the interruption of our business operations for a substantial period of time.
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
Eighth Lease Modification Agreement to the Lease Between Rivertech Associates II LLC and Mersana Therapeutics, Inc., effective as of April 5, 2021, by and between Mersana Therapeutics, Inc. and Rivertech Associates II LLC.

EXHIBIT 10.2	-	Offer Letter, by and between Mersana Therapeutics, Inc. and Arvin Yang, dated November 5, 2020.

EXHIBIT 10.3	-	Amended and Restated Offer Letter, by and between Mersana Therapeutics, Inc. and Michael Kaufman, dated March 8, 2017.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101	-
The following financial and related information from Mersana Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (iv) the Condensed Consolidated Statement of Cash Flows; and, (v) Notes to Condensed Consolidated Financial Statements.

EXHIBIT 104	-	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: May 10, 2021	By:	/s/ Anna Protopapas
Anna Protopapas President and Chief Executive Officer

Dated: May 10, 2021	By:	/s/ Brian DeSchuytner
Brian DeSchuytner Senior Vice President, Finance & Product Strategy