Form 10-Q
period 2021-06-30
Mersana Therapeutics, Inc.
filed 2021-08-06
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 71,761,525 shares of Common Stock ($0.0001 par value per share) outstanding as of August 4, 2021.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, and this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, particularly in the “Risk factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, the COVID-19 pandemic could adversely affect our preclinical and clinical development efforts, business operations and financial results. The extent of the impact and the value of and market for our common stock will also depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the emergence of new variants of the virus, travel restrictions, quarantines, physical distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat the disease.
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
•Our activities, including our interactions with healthcare providers, third party payors, patients and government officials, are, and will continue to be, subject to extensive regulation involving health care, anti-corruption, data privacy and security and consumer protection laws. Failure to comply with applicable laws could result in substantial penalties, contractual damages, reputational harm, diminished revenues and curtailment or restructuring of our operations.
•We rely upon patents and other intellectual property rights to protect our technology. We may be unable to protect our intellectual property rights, and we may be liable for infringing the intellectual property rights of others.
•Our business is subject to risks arising from the outbreaks of disease, such as epidemics or pandemics, including the ongoing COVID-19 pandemic.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$227,388	$255,094
Prepaid expenses and other current assets	6,043	3,486
Total current assets	233,431	258,580
Property and equipment, net	1,901	1,730
Operating lease right-of-use assets	13,746	10,936
Other assets	4,607	2,153
Total assets	$253,685	$273,399
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,647	$8,340
Accrued expenses	23,383	16,146
Deferred revenue	3,966	3,987
Operating lease liabilities	2,173	1,437
Short-term debt	173	—
Other liabilities	129	93
Total current liabilities	40,471	30,003
Long-term operating lease liabilities	12,543	10,158
Long-term debt, net	4,870	4,977
Other long-term liabilities	288	174
Total liabilities	58,172	45,312
Commitments (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock,$0.0001 par value; 175,000,000 shares authorized; 71,401,216 and 68,841,288 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	551,531	508,499
Accumulated deficit	(356,025)	(280,419)
Total stockholders’ equity	195,513	228,087
Total liabilities and stockholders’ equity	$253,685	$273,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$11	$796	$21	$807
Operating expenses:
Research and development	31,955	15,413	59,370	27,632
General and administrative	8,883	5,171	16,090	10,106
Total operating expenses	40,838	20,584	75,460	37,738
Other income (expense):
Interest income	9	89	21	394
Interest expense	(95)	(87)	(188)	(175)
Total other income (expense), net	(86)	2	(167)	219
Net loss	(40,913)	(19,786)	(75,606)	(36,712)
Other comprehensive loss
Unrealized gain (loss) on marketable securities	—	6	—	(23)
Comprehensive loss	$(40,913)	$(19,780)	$(75,606)	$(36,735)
Net loss attributable to common stockholders — basic and diluted	$(40,913)	$(19,786)	$(75,606)	$(36,712)
Net loss per share attributable to common stockholders — basic and diluted	$(0.59)	$(0.33)	$(1.09)	$(0.68)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	69,616,467	60,748,225	69,303,899	54,368,429
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	45,388,023	$5	$270,662	$25	$(192,374)	$78,318
Exercise of common stock warrant in exchange for common stock	2,574,971	—	—	—	—	—
Exercise of stock options	43,055	—	119	—	—	119
Stock-based compensation expense	—	—	1,609	—	—	1,609
Other comprehensive loss	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(16,926)	(16,926)
Balance at March 31, 2020	48,006,049	$5	$272,390	$(4)	$(209,300)	$63,091
Issuance of common stock from at-the-market transactions, net of issuance costs of $2,176	10,900,599	1	62,976	—	—	62,977
Issuance of common stock under public offering, net of issuance costs of $10,809	9,200,000	1	163,990	—	—	163,991
Purchase of common stock under ESPP	68,419	—	333	—	—	333
Exercise of stock options	206,143	—	1,296	—	—	1,296
Stock-based compensation expense	—	—	1,656	—	—	1,656
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(19,786)	(19,786)
Balance at June 30, 2020	68,381,210	$7	$502,641	$2	$(229,086)	$273,564
Exercise of stock options	88,871	—	317	—	—	317
Stock-based compensation expense	—	—	1,918	—	—	1,918
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(22,489)	(22,489)
Balance at September 30, 2020	68,470,081	$7	$504,876	$—	$(251,575)	$253,308
Exercise of stock options	359,359	—	1,406	—	—	1,406
Purchase of common stock under ESPP	11,848	—	228	—	—	228
Stock-based compensation expense	—	—	1,989	—	—	1,989
Net loss	—	—	—	—	(28,844)	(28,844)
Balance at December 31, 2020	68,841,288	$7	$508,499	$—	$(280,419)	$228,087
Exercise of stock options	148,472	—	764	—	—	764
Vesting of restricted stock units, net of employee tax obligations	61,678	—	(259)	—	—	(259)
Stock-based compensation expense	—	—	4,039	—	—	4,039
Net loss	—	—	—	—	(34,693)	(34,693)
Balance at March 31, 2021	69,051,438	$7	$513,043	$—	$(315,112)	$197,938
Issuance of common stock from at-the-market transactions, net of issuance costs of $746	2,271,074	—	33,287	—	—	33,287
Exercise of stock options	42,506	—	202	—	—	202
Purchase of common stock under ESPP	36,198	—	417	—	—	417
Stock-based compensation expense	—	—	4,582	—	—	4,582
Net loss	—	—	—	—	(40,913)	(40,913)
Balance at June 30, 2021	71,401,216	$7	$551,531	$—	$(356,025)	$195,513
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(75,606)	$(36,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	432	494
Net amortization of premiums and discounts on investments	—	(86)
Stock-based compensation	8,621	3,265
Other non-cash items	77	74
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,418)	(163)
Other assets	(2,296)	(650)
Accounts payable	2,270	(377)
Accrued expenses	7,139	(2,349)
Operating lease assets	972	836
Operating lease liabilities	(660)	(706)
Deferred revenue	(21)	(807)
Net cash used in operating activities	(61,490)	(37,181)

Cash flows from investing activities
Maturities of marketable securities	—	34,500
Purchase of property and equipment	(447)	(90)
Net cash provided by (used in) investing activities	(447)	34,410

Cash flows from financing activities
Net proceeds from public offering of common stock	—	164,157
Net proceeds from the at-the-market (ATM) facility	33,338	63,129
Proceeds from exercise of stock options	966	1,415
Proceeds from purchases of common stock under ESPP	417	333
Payment of employee tax obligations related to vesting of restricted stock units	(259)	—
Proceeds from issuance of debt, net of issuance costs	—	(180)
Payments under capital lease obligations	(74)	(58)
Net cash provided by financing activities	34,388	228,796

Increase (decrease) in cash, cash equivalents and restricted cash	(27,549)	226,025
Cash, cash equivalents and restricted cash, beginning of period	255,415	62,672
Cash, cash equivalents and restricted cash, end of period	$227,866	$288,697

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$46	$10
Equity issuance costs in accounts payable and accrued expenses	$51	$321
Cash paid for interest	$122	$113
Right-of-use assets obtained in exchange for operating lease liabilities	$3,783	$9,980
Right-of-use assets obtained in exchange for financing lease liabilities	$213	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements
(in thousands, except share and per share data)
(unaudited)

1. Nature of business and basis of presentation
Mersana Therapeutics, Inc. is a clinical stage biopharmaceutical company focused on developing antibody drug conjugates (ADCs) that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged over 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable it to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s innovative platforms, which include Dolaflexin and Dolasynthen, each delivering its DolaLock payload, as well as Immunosynthen, delivering a novel stimulator of interferon genes (STING) agonist, provide an efficient product engine that has enabled a robust discovery pipeline for the Company and its partners. The Company’s clinical candidates include upifitamab rilsodotin (UpRi, XMT-1536) and XMT-1592. The Company’s early-stage programs include XMT-1660, a potentially first-in-class Dolasynthen ADC targeting B7-H4, as well as XMT-2056, a Stimulator of Interferon Genes (STING) agonist ADC developed using the Company’s Immunosynthen platform.
UpRi, an ADC utilizing the Company’s Dolaflexin platform and targeting NaPi2b, an antigen broadly expressed in ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma, is being studied in UPLIFT, a single-arm registration strategy in patients with platinum-resistant ovarian cancer, as well as in UPGRADE, a Phase 1 combination dose escalation umbrella study to evaluate the safety and efficacy of UpRi in combination with other ovarian cancer therapies. The Company also continues to study UpRi in the expansion portion of a Phase 1 proof-of-concept clinical study. XMT-1592 uses the Company’s Dolasynthen platform and also targets NaPi2b and is in the dose escalation portion of a Phase 1 proof-of-concept clinical study.
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
The Company has incurred cumulative net losses since inception. For the six months ended June 30, 2021, the net loss was $75,606, compared to net loss of $36,712 in the six months ended June 30, 2020. The Company expects to continue to incur operating losses for at least the next several years. As of June 30, 2021, the Company had an accumulated deficit of $356,025. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.
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
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated. Certain information and footnote

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, a statement of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.
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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K, except as otherwise noted below in "Recently Issued Accounting Pronouncements."

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

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$255,094	$227,388	$62,351	$288,376
Restricted cash included in other assets, noncurrent	321	478	321	321
Total cash, cash equivalents and restricted cash per statement of cash flows	$255,415	$227,866	$62,672	$288,697
Other Assets
The Company recorded other assets of $4,607 and $2,153 as of June 30, 2021 and December 31, 2020, respectively, comprised of $4,129 and $1,832, respectively, held by a service provider, and restricted cash of $478 and $321, respectively, held as a security deposit for a standby letter of credit related to a facility lease.
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
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and Six Months Ended June 30, 2021	Three and Six Months Ended June 30, 2020
Stock options	7,977,545	5,946,503
Unvested restricted stock units	1,070,311	742,128
Warrants	39,474	39,474
	9,087,330	6,728,105
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
As of June 30, 2021, the Company had completed its research service obligations associated with four of the six designated targets. During each of the three months ended June 30, 2021 and 2020, and the six months ended June 30, 2021 and 2020, the Company recorded collaboration revenue of $11, $796, $21, and $807, respectively, related to its efforts under the Merck KGaA Agreement. The Company did not recognize any collaboration revenue and corresponding research and development expense related to the Merck KGaA Supply Agreement during the three and six months ended June 30, 2021 and 2020.
As of June 30, 2021 and December 31, 2020, the Company had $3,966 and $3,987, respectively, in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement that will be recognized over the remaining performance period.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of our contract assets and liabilities during the six months ended June 30, 2021 and 2020:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2021
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$3,987	$—	$21	$3,966

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2020
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$4,815	$—	$807	$4,008

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
During the three and six months ended June 30, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$11	$796	$21	$807
Performance obligations satisfied in previous periods	$—	$—	$—	$—
Other Revenue
The Company has provided limited services for a collaboration partner, Asana BioSciences. For each of the six months ended June 30, 2021 and 2020, the Company did not recognize revenue related to these services. The next potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical study by Asana BioSciences. As of June 30, 2021, the Company considers this next milestone to be fully constrained as there is considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there is a high level of uncertainty in achieving this milestone, as this would require successful initiation of clinical trials by the collaboration partner. The Company reevaluates the probability of achievement of a milestone subject to constraint at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
4. Fair value measurements
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s outstanding borrowing under the Amended Credit Facility (as defined below) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The Credit Facility is discussed in more detail in Note 6, “Debt”.
5. Accrued expenses
Accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued preclinical, manufacturing and clinical expenses	$17,675	$9,902
Accrued payroll and related expenses	4,555	5,412
Accrued professional fees and insurance	1,030	757
Accrued other	123	75
	$23,383	$16,146

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
6. Debt
On May 8, 2019, the Company entered into a loan and security agreement with Silicon Valley Bank (SVB), which has subsequently been amended on June 21, 2019, and August 28, 2020 (collectively, the Credit Facility) pursuant to which the Company can borrow term loans in an aggregate amount of $30,000, at its option, comprising (i) up to $25,000 in up to five principal advances through April 30, 2022, and (ii) an additional $5,000 in one principal advance, if the Company reaches certain development milestone events, as described in the Credit Facility, through April 30, 2022.
As of June 30, 2021, the Company was in compliance with all covenants under the Amended Credit Facility. As such, as of June 30, 2021, the classification of the loan balance as stated on the balance sheet was based on the timing of defined future payment obligations.
As of June 30, 2021, the Company had drawn a term loan of $5,200, and debt consisted of the following:

June 30, 2021
Total debt	$5,200
Less: Current portion of long-term-debt	(173)
Total debt, net of current portion	5,027
Debt financing costs, net of accretion	(214)
Accretion related to final payment	57
Long-term debt, net	$4,870
As of June 30, 2021, the estimated future principal payments due are as follows:

2021 (excluding the six months ended June 30, 2021)	$—
2022	1,213
2023	2,080
2024	1,907
Total debt	$5,200
During the three months ended June 30, 2021 and 2020, and the six months ended June 30, 2021 and 2020, the Company recognized $89, $51, $177, and $102, respectively, of interest expense related to the Existing Credit Facility and Amended Credit Facility, as applicable.
7. Stockholders’ equity
Preferred stock
As of June 30, 2021, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
In May 2020, the Company terminated the 2018 ATM and established a new ATM equity offering program (the 2020 ATM) pursuant to which it is able to sell up to $100,000 of its common stock from time to time at prevailing market prices. For the three months ended June 30, 2021, the Company sold 2,271,074 shares of common stock at an average price of $14.99 per share to raise aggregate gross proceeds of $34,033 through the 2020 ATM. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $33,287.
Follow-on offering
In June 2020, the Company sold 9,200,000 shares of common stock, in an underwritten public offering at a price to the public of $19.00 per share. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were $163,990.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of June 30, 2021, there were warrants to purchase 39,474 shares of common stock. During the quarter ended June 30, 2021, there were no exercises of warrants in exchange for shares of common stock.
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
At June 30, 2021 and December 31, 2020, there were 9,087,330 and 6,869,189, respectively, shares of common stock reserved for the exercise of outstanding stock options and warrants.

	June 30, 2021	December 31, 2020
Stock options	7,977,545	6,112,948
Restricted stock units	1,070,311	716,767
Warrants	39,474	39,474
	9,087,330	6,869,189

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
In June 2017, the Company’s stockholders approved the 2017 Stock Incentive Plan (the 2017 Plan). Under the 2017 Plan initially, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock units (RSUs) or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. In January 2021, the number of shares of common stock issuable under the 2017 Plan was increased by 2,753,651 shares. As of June 30, 2021, there were 1,771,150 shares available for future issuance under the 2017 Plan. During the six months ended June 30, 2021, the Company granted 2,657,110 RSUs and options to purchase shares of common stock to employees under the 2017 Plan.
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
Inducement awards
The Company grants to its employees, upon approval by the Board, options to purchase shares of common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). The securities are issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. These options are subject to terms substantially the same as the 2017 Plan. As of June 30, 2021 there were 532,500 options to purchase shares of common stock granted as inducement awards outstanding.
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2021	6,112,948	$7.84
Granted	2,325,657	19.27
Exercised	(190,978)	5.06
Cancelled	(270,082)	9.35
Outstanding at June 30, 2021	7,977,545	$11.19
Exercisable at June 30, 2021	3,548,386	$6.07
The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 and 2020, was $13.45 and $4.06 per share, respectively.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
Cash received from the exercise of stock options was $966 and $1,415 for the six months ended June 30, 2021 and 2020, respectively.
Restricted stock units (RSUs)
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date.
A summary of the RSU activity under the 2017 Plan is as follows:

Number of Shares
Unvested at January 1, 2021	716,767
Granted	543,953
Vested	(73,954)
Forfeited	(116,455)
Unvested at June 30, 2021	1,070,311
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
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statement of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$3,514	$1,272	$6,631	$2,505
Restricted stock units	949	318	1,755	627
Employee stock purchase plan	119	66	235	133
Stock-based compensation expense included in total operating expenses	$4,582	$1,656	$8,621	$3,265
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,502	$805	$4,803	$1,602
General and administrative	2,080	851	3,818	1,663
Stock-based compensation expense included in total operating expenses	$4,582	$1,656	$8,621	$3,265

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
As of June 30, 2021, there was $42,433 and $11,070 of unrecognized stock compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 2.9 years and 3.3 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0%	0.5%	0.8%	1.5%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.97	6.00	6.04	6.04
Expected stock price volatility	83%	80%	83%	70%
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
Employee Stock Purchase Plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP. The Company issued 36,198 shares under the 2017 ESPP during each of the three and six months ended June 30, 2021, and issued 68,419 shares under the 2017 ESPP during each of the three and six months ended June 30, 2020. As of June 30, 2021, there were 608,620 shares available for issuance. including 450,000 shares automatically added to the 2017 ESPP on January 1, 2020.
9. Leases
The Company has an operating lease for its office and lab space in Cambridge, MA and operating and finance leases for certain equipment. The operating lease for its office and lab space (the Office Lease) was amended in March 2020 and is effective through March 2026. The Company has an option to extend the lease term of the Office Lease for an additional five years.
On April 5, 2021, the Company entered into an Eighth Amendment (the Expansion Agreement) to the Office Lease. The Expansion Agreement granted the Company additional office space in its existing building for five years, beginning July 1, 2021, committing to lease payments of $4,983 over that period (the Expansion Lease). In connection with the Expansion Lease, the Company increased the balance of the security deposit by increasing the standby letter of credit for the benefit of its landlord by $156. The Expansion Agreement also provides the Company with a tenant improvement allowance of $51. Independent from the option under the Office Lease, the Company has an option to extend the lease term of the Expansion Lease for an additional five years. The Company’s exercise of the options to extend the lease terms of both the Office Lease and Expansion Lease were not considered reasonably certain as of June 30, 2021.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
The Expansion Agreement is a lease modification that will be accounted for as a separate contract, because it expands the scope of the Office Lease and the additional lease payments are commensurate with market rents. The Company assessed the lease classification of the Expansion Lease as of the date of signing and determined that the Expansion Lease should be accounted for as an operating lease. The right-of-use asset and corresponding operating lease liability have been calculated based on the present value of lease payments over the lease term. The Company determined the appropriate incremental borrowing rate to utilize as a discount rate by using a synthetic credit rating which was estimated based on an analysis of outstanding debt of companies with similar credit and financial profiles. Since the operating lease is a net lease, as the non-lease components (i.e., common area maintenance) are paid separately from rent based on actual costs incurred, such non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.
As a result of the signing of the Expansion Agreement in April 2021, the Company recorded an increase of $3,783 to its right-of-use (ROU) asset and lease liabilities in the second quarter of 2021.
The Company had a standby letter of credit agreement for the benefit of its landlord in the amount of $478 in connection with the Office Lease and Expansion Lease as of June 30, 2021 and $321 in connection with the Office Lease as of December 31, 2020, collateralized by a money market account.
The Company has remaining finance lease terms of one year to five years for certain equipment, some of which include options to purchase at fair value. For the three and six month ended June 30, 2021 the Company recorded an asset under finance lease of $0 and $213, respectively, as property and equipment.
The components of lease expense were as follows:

	Operating leases	Finance leases
2021 (excluding the six months ended June 30, 2021)	$1,915	$82
2022	3,795	128
2023	3,909	121
2024	4,027	60
2025 and thereafter	5,457	56
Total lease payments	19,103	447
Present value adjustment	(4,387)	(30)
Present value of lease liabilities	$14,716	$417
10. Commitments
License agreements
The Company recorded research and development expense for a $900 milestone payment for the dosing of the first patient in UPLIFT during the three and six months ended June 30, 2021. The Company recorded research and development expense for a $750 milestone payment for the dosing of the first patient in the XMT-1592 trial during the three and six ended June 30, 2020.
See Note 9 for the Company’s future obligations related to leases as of June 30, 2021.

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
Upifitamab rilsodotin (UpRi, XMT-1536), our first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver about 10 DolaLock payload molecules per antibody. The NaPi2b antigen is broadly expressed in ovarian cancer and non-small cell lung cancer, or NSCLC, adenocarcinoma with limited expression in normal tissue. In April 2021, we initiated a single-arm registration strategy in platinum-resistant ovarian cancer, UPLIFT. In July 2021, we initiated UPGRADE, a Phase 1 combination dose escalation umbrella study to evaluate the safety and efficacy of UpRi in combination with other ovarian cancer therapies. The initial arm of this umbrella study is evaluating carboplatin in combination with UpRi followed by continuation of UpRi monotherapy in patients with recurrent platinum-sensitive ovarian cancer. We are continuing to study UpRi in the expansion portion of a Phase 1 proof-of-concept clinical study.

XMT-1592 was created using our Dolasynthen platform and also targets NaPi2b. XMT-1592 comprises the same proprietary NaPi2b antibody and potent auristatin DolaLock payload with controlled bystander effect as UpRi, with the additional features of homogeneous, site-specific bioconjugation and precise drug-to-antibody ratio, or DAR. XMT-1592 is in a proof-of-concept Phase 1 dose escalation study in patients with ovarian cancer and NSCLC, adenocarcinoma.
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
During the three months ended June 30, 2021, we sold approximately 2.3 million shares of common stock at an average price of approximately $15 per share pursuant to an ATM equity offering program and received net proceeds of $33.3 million.
Since inception, we have incurred significant cumulative operating losses. For the six months ended June 30, 2021, the net loss was $75.6 million, compared to net loss of $36.7 million in the six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $356.0 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for our clinical product candidates UpRi and XMT-1592;
•develop a diagnostic development effort for the NaPi2b biomarker;
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

Impact of COVID-19 on Our Business
We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical and preclinical development, as well as discovery efforts. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing and include:
•We are currently enrolling patients at investigational sites in different geographic areas around the world in the UpRi Phase 1/2 studies, including UPLIFT and UPGRADE, and within the United States in the XMT-1592 Phase 1 dose escalation study. We are in the process of initiating additional clinical sites both inside and outside the United States to increase enrollment, which could additionally mitigate potential regional impacts from COVID-19. Consistent with FDA guidance, we issued an administrative letter to allow for remote patient monitoring and remote testing, when possible.
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
The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. While the pandemic did not materially affect our financial results and business operations in the second quarter ended June 30, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. Management is actively monitoring this situation and the possible effects on our financial condition, operations, suppliers, industry, and our employees. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part II, Item 1A—Risk Factors” below.
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
For each of the three and six months ended June 30, 2021, we recognized an immaterial amount of revenue related to the Merck KGaA Agreements. For the three and six months ended June 30, 2020, we recognized $0.8 million revenue related to the Merck KGaA Agreements.
We have provided limited services to Asana BioSciences. We did not record any revenue related to these services in the three and six months ended June 30, 2021 or 2020.

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
A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis following nomination as a product candidate. We have not historically tracked all of our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program, following nomination as a clinical candidate for the three and six months ended June 30, 2021 and 2020. All external research and development expenses not attributable to the UpRi and XMT-1592 programs are captured within preclinical and discovery costs. These costs relate to XMT-1592 prior to its designation in early 2020 as well as our preclinical development candidates XMT-1660 and XMT-2056, additional earlier discovery stage programs and certain unallocated costs. Our internal research and development costs are primarily personnel-related costs, stock-based compensation costs, and facility costs, including depreciation, and lab consumables.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
UpRi external costs	$10,671	$3,535	$20,049	$5,905
XMT-1592 external costs	1,676	2,672	4,144	3,845
Preclinical and discovery costs	7,346	2,022	11,859	3,530
Internal research and development costs	12,262	7,184	23,318	14,352
Total research and development costs	$31,955	$15,413	$59,370	$27,632
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
Results of Operations
Comparison of the three months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the changes in those items:

	Three Months Ended June 30,		Dollar Change
(in thousands)	2021	2020
Collaboration revenue	$11	$796	$(785)
Operating expenses:
Research and development	31,955	15,413	16,542
General and administrative	8,883	5,171	3,712
Total operating expenses	40,838	20,584	20,254
Other income (expense):
Interest income	9	89	(80)
Interest expense	(95)	(87)	(8)
Total other income (expense), net	(86)	2	(88)
Net loss	$(40,913)	$(19,786)	$(21,127)
Collaboration Revenue
Collaboration revenue was immaterial during the three months ended June 30, 2021 and $0.8 million during the three months ended June 30, 2020. For the three months ended June 30, 2020 we recognized $0.8 million of revenue as a result of the completion of research services associated with a target included in the Merck KGaA Agreement, driving the decrease in collaboration revenue.
Research and Development Expense
Research and development expense increased by $16.6 million from $15.4 million for the three months ended June 30, 2020 to $32.0 million for the three months ended June 30, 2021.
The increase in research and development expense was primarily attributable to the following:
•an increase of $6.5 million related to manufacturing, clinical and regulatory activities for UpRi;
•an increase of $4.3 million related to manufacturing for the preclinical and discovery stage programs XMT-1660 and XMT-2056;
•an increase of $3.2 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities;

•an increase of $1.5 million related to our diagnostic development effort; and
•an increase of $0.2 million related to clinical and regulatory activities for XMT-1592.
These increased costs were partially offset by a decrease of $0.8 million related to manufacturing activities for XMT-1592.
Stock-based compensation expense included in research and development expenses increased by $1.7 million, related to an increase in headcount and the increased valuation of stock-based awards granted as a result of stock price appreciation.
We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and XMT-1592 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.
General and Administrative Expense
General and administrative expense increased by $3.7 million from $5.2 million during the three months ended June 30, 2020 to $8.9 million during the three months ended June 30, 2021. The increase in general and administrative expense was primarily attributable to an increase of $1.7 million related to consulting and professional fees and an increase of $0.8 million related to employee compensation (excluding stock-based compensation), related to an increase in headcount. Stock-based compensation increased $1.2 million due to increased headcount and the increased valuation of stock-based awards as a result of stock price appreciation.
We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.
Total Other Income (Expense), net
Total other expense was $0.1 million for the three months ended June 30, 2021 and total other income was immaterial for the three months ended June 30, 2020. Other income consists primarily of interest income on cash equivalents and short-term marketable securities. Interest expense is related to our outstanding borrowings under the credit facility in both periods.

Comparison of the six months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Dollar Change
(in thousands)	2021	2020
Collaboration revenue	$21	$807	$(786)
Operating expenses:
Research and development	59,370	27,632	31,738
General and administrative	16,090	10,106	5,984
Total operating expenses	75,460	37,738	37,722
Other income (expense):
Interest income	21	394	(373)
Interest expense	(188)	(175)	(13)
Total other income (expense), net	(167)	219	(386)
Net income (loss)	$(75,606)	$(36,712)	$(38,894)
Collaboration Revenue
Collaboration revenue was immaterial during the six months ended June 30, 2021 and $0.8 million during the six months ended June 30, 2020. For the six months ended June 30, 2020 we recognized $0.8 million of revenue as a result of the completion of research services associated with a target included in the Merck KGaA Agreement, driving the decrease in collaboration revenue.
Research and Development Expense
Research and development expense increased by $31.8 million from $27.6 million for the six months ended June 30, 2020 to $59.4 million for the six months ended June 30, 2021.
The increase in research and development expense was primarily attributable to the following:
•an increase of $13.6 million related to manufacturing, clinical and regulatory activities for UpRi;
•an increase of $7.3 million related to manufacturing for the preclinical and discovery stage programs XMT-1660 and XMT-2056;
•an increase of $5.4 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities;
•an increase of $1.5 million related to diagnostic development efforts; and
•an increase of $0.8 million related to manufacturing, clinical and regulatory activities for XMT-1592.
Stock-based compensation expense included in research and development expenses increased by $3.2 million, primarily related to and increase in headcount and the increased valuation of stock-based awards granted to employees as a result of stock price appreciation.
We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and XMT-1592 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.

General and Administrative Expense
General and administrative expense increased by $6.0 million from $10.1 million during the six months ended June 30, 2020 to $16.1 million during the six months ended June 30, 2021. The increase in general and administrative expense was primarily attributable to an increase of $2.4 million related to consulting and professional fees and an increase of $1.4 million related to employee compensation (excluding stock-based compensation), primarily related to an increase in headcount. Stock-based compensation increased $2.2 million due to the valuation of stock-based awards granted to employees as a result of stock price appreciation.
We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.
Total Other Income (Expense), net
Total other expense was $0.2 million for the six months ended June 30, 2021 and total other income was $0.2 million for the six months ended June 30, 2020. Other income consists primarily of interest income on cash equivalents and short-term marketable securities. Interest expense was related to our outstanding borrowings under the credit facility in both periods.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily with the proceeds from our initial public offering, our follow-on public offerings in 2019 and 2020, the use of our ATM equity offering program, and our strategic partnerships. In July of 2018 we established an ATM, or the 2018 ATM, pursuant to which we were able to offer and sell up to $75.0 million of our common stock from time to time at prevailing market prices. In April 2020, we sold approximately 10.9 million shares of common stock and received net proceeds of $63.0 million pursuant to our 2018 ATM. In addition, in June 2020, we sold 9.2 million shares of common stock in a follow-on public offering and received net proceeds of approximately $164.0 million.
In May 2020, we terminated the 2018 ATM and established a new ATM, or the 2020 ATM, pursuant to which we are able to sell up to $100.0 million of our common stock from time to time at prevailing market prices. In the second quarter of 2021, we sold 2.3 million shares of common stock under the 2020 ATM for net proceeds of $33.3 million. As of the end of the quarter, we had $66.0 million of availability under the program.
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
As of June 30, 2021, we had cash and cash equivalents of $227.4 million.

Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(61,490)	$(37,181)
Net cash provided by (used in) investing activities	(447)	34,410
Net cash provided by financing activities	34,388	228,796
Increase (decrease) in cash, cash equivalents and restricted cash	$(27,549)	$226,025
Net Cash Used in Operating Activities
Net cash used in operating activities was $61.5 million for the six months ended June 30, 2021 and primarily consisted of a net loss of $75.6 million adjusted for changes in our net working capital and other non-cash items including stock-based compensation of $8.6 million and depreciation of $0.4 million. Net cash used in operating activities was $37.2 million for the six months ended June 30, 2020 and primarily consisted of a net loss of $36.7 million adjusted for non-cash items including stock-based compensation of $3.3 million and depreciation of $0.5 million, as well as change in our net working capital.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $0.4 million during the six months ended June 30, 2021 and consisted of purchases of equipment. Net cash provided by investing activities was $34.4 million during the six months ended June 30, 2020 and consisted primarily of maturities of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $34.4 million during the six months ended June 30, 2021 as compared to net cash provided by financing activities of $228.8 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, cash provided by financing activities consisted primarily of proceeds from the use of our ATM of $33.3 million and from the exercise of stock options of $1.0 million, offset by $0.3 million from the payment of employee tax obligations related to vesting of restricted stock units. During the six months ended June 30, 2020 cash provided by financing activities consisted primarily of $164.2 million related to the follow-on public offering in May 2020 and the proceeds from the use of the ATM of $63.1 million in April 2020, as well as proceeds from exercise of stock options of $1.4 million, offset by the payment of $0.2 million of debt issuance costs.
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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our early clinical results for UpRi, our lead product candidate, our early preclinical results for XMT-1592 and the early results of any other current or future product candidates, are not necessarily predictive of the results of our ongoing or future discovery programs or clinical studies. Promising results in preclinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical studies after achieving positive results in early-stage development, including early-stage clinical studies, and we cannot be certain that we will not face similar setbacks. These companies’ setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy events in preclinical or clinical studies, including previously unreported adverse events.
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
We have incurred net losses since our inception. Our net loss was $75.6 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $356.0 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products and therefore have never generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year.
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
Our cash and cash equivalents were $227.4 million as of June 30, 2021. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing UpRi, our lead product candidate, XMT-1592, and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical studies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical studies for UpRi, XMT-1592 or any other current or future product candidates, including delays in enrollment of patients. We also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities.
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
Within the United States, there have been ongoing government efforts at the federal and state levels to reform the provision or control the cost of health care. There have been a number of legislative and regulatory changes to the healthcare system, such as the enactment and subsequent modification of the Health Care Reform Act, that could affect our future results of operations or the commercial success of our products, if approved. See “Business-Government regulation - Healthcare reform” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021. We continue to evaluate the effect that healthcare reform efforts may have on our business, but expect that healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved. Healthcare reform efforts to contain or reduce costs of health care may adversely affect:
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
As of June 30, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned a significant amount of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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
The widespread infection of COVID-19 in the United States and abroad has caused significant volatility and uncertainty in U.S. and international markets, which could result in a prolonged economic downturn that may disrupt the Company’s business, including by adversely affecting our ability to conduct financings on terms acceptable to us, if at all.
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
•Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical study sites and other important agencies and contractors.
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
The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the emergence and severity of new variants of the virus, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, the timing, availability, efficacy, adoption and distribution of vaccines or other preventative treatments and other actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, healthcare systems or the global economy.
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

Item 5. Other Information.
At the Annual Meeting of Stockholders held on June 11, 2021, the Company’s stockholders voted, on an advisory basis, in favor of holding an annual advisory vote on the compensation of our named executive officers, or Say-on-Pay Vote, as previously reported in the Current Report on Form 8-K filed by the Company on June 17, 2021. Based on these results, and consistent with its recommendation, the Board has determined that the Company will hold an annual Say-on-Pay Vote unless changed as a result of a subsequent vote on the frequency of future Say-on-Pay votes.
Item 6. Exhibits.

EXHIBIT 3.1	-	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 3.2	-	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 10, 2017).

EXHIBIT 10.1	-	Form of Restricted Stock Unit under the 2017 Stock Incentive Plan.

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Principal Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101	-
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

Mersana Therapeutics, Inc.

Dated: August 6, 2021	By:	/s/ Anna Protopapas
Anna Protopapas President and Chief Executive Officer

Dated: August 6, 2021	By:	/s/ Brian DeSchuytner
Brian DeSchuytner Senior Vice President, Finance & Product Strategy