Form 10-Q
period 2021-09-30
Mersana Therapeutics, Inc.
filed 2021-11-09
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 71,911,833 shares of Common Stock ($0.0001 par value per share) outstanding as of November 5, 2021.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, particularly in the “Risk factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
•Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. We can provide no assurance of the successful and timely development of new antibody drug conjugates, or ADC, products.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$191,707	$255,094
Prepaid expenses and other current assets	7,649	3,486
Total current assets	199,356	258,580
Property and equipment, net	2,131	1,730
Operating lease right-of-use assets	13,171	10,936
Other assets	2,928	2,153
Total assets	$217,586	$273,399
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,868	$8,340
Accrued expenses	31,715	16,146
Deferred revenue	3,955	3,987
Operating lease liabilities	2,237	1,437
Other liabilities	247	93
Total current liabilities	44,022	30,003
Long-term operating lease liabilities	11,904	10,158
Long-term debt, net	5,077	4,977
Other long-term liabilities	1,034	174
Total liabilities	62,037	45,312
Commitments (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock,$0.0001 par value; 175,000,000 shares authorized; 71,865,399 and 68,841,288 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	557,038	508,499
Accumulated deficit	(401,496)	(280,419)
Total stockholders’ equity	155,549	228,087
Total liabilities and stockholders’ equity	$217,586	$273,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$11	$11	$32	$817
Operating expenses:
Research and development	35,275	16,546	94,645	44,179
General and administrative	10,124	5,881	26,214	15,988
Total operating expenses	45,399	22,427	120,859	60,167
Other income (expense):
Interest income	15	19	36	414
Interest expense	(98)	(92)	(286)	(267)
Total other income (expense), net	(83)	(73)	(250)	147
Net loss	(45,471)	(22,489)	(121,077)	(59,203)
Other comprehensive loss
Unrealized gain (loss) on marketable securities	—	(2)	—	(25)
Comprehensive loss	$(45,471)	$(22,491)	$(121,077)	$(59,228)
Net loss attributable to common stockholders — basic and diluted	$(45,471)	$(22,489)	$(121,077)	$(59,203)
Net loss per share attributable to common stockholders — basic and diluted	$(0.63)	$(0.33)	$(1.73)	$(1.00)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	71,753,004	68,419,192	70,129,236	59,086,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	45,388,023	$5	$270,662	$25	$(192,374)	$78,318
Exercise of common stock warrant in exchange for common stock	2,574,971	—	—	—	—	—
Exercise of stock options	43,055	—	119	—	—	119
Stock-based compensation expense	—	—	1,609	—	—	1,609
Other comprehensive loss	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(16,926)	(16,926)
Balance at March 31, 2020	48,006,049	$5	$272,390	$(4)	$(209,300)	$63,091
Issuance of common stock from at-the-market transactions, net of issuance costs of $2,176	10,900,599	1	62,976	—	—	62,977
Issuance of common stock under public offering, net of issuance costs of $10,809	9,200,000	1	163,990	—	—	163,991
Purchase of common stock under ESPP	68,419	—	333	—	—	333
Exercise of stock options	206,143	—	1,296	—	—	1,296
Stock-based compensation expense	—	—	1,656	—	—	1,656
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(19,786)	(19,786)
Balance at June 30, 2020	68,381,210	$7	$502,641	$2	$(229,086)	$273,564
Exercise of stock options	88,871	—	317	—	—	317
Stock-based compensation expense	—	—	1,918	—	—	1,918
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(22,489)	(22,489)
Balance at September 30, 2020	68,470,081	$7	$504,876	$—	$(251,575)	$253,308
Exercise of stock options	359,359	—	1,406	—	—	1,406
Purchase of common stock under ESPP	11,848	—	228	—	—	228
Stock-based compensation expense	—	—	1,989	—	—	1,989
Net loss	—	—	—	—	(28,844)	(28,844)
Balance at December 31, 2020	68,841,288	$7	$508,499	$—	$(280,419)	$228,087
Exercise of stock options	148,472	—	764	—	—	764
Vesting of restricted stock units, net of employee tax obligations	61,678	—	(259)	—	—	(259)
Stock-based compensation expense	—	—	4,039	—	—	4,039
Net loss	—	—	—	—	(34,693)	(34,693)
Balance at March 31, 2021	69,051,438	$7	$513,043	$—	$(315,112)	$197,938
Issuance of common stock from at-the-market transactions, net of issuance costs of $746	2,271,074	—	33,287	—	—	33,287
Exercise of stock options	42,506	—	202	—	—	202
Purchase of common stock under ESPP	36,198	—	417	—	—	417
Stock-based compensation expense	—	—	4,582	—	—	4,582
Net loss	—	—	—	—	(40,913)	(40,913)
Balance at June 30, 2021	71,401,216	$7	$551,531	$—	$(356,025)	$195,513
Exercise of stock options	137,301	$—	$579	$—	$—	$579
Vesting of restricted stock units	326,882	$—	$—	$—	$—	$—
Stock-based compensation expense	—	$—	$4,928	$—	$—	$4,928
Net loss	—	$—	$—	$—	$(45,471)	$(45,471)
Balance at September 30, 2021	71,865,399	$7	$557,038	$—	$(401,496)	$155,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(121,077)	$(59,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	644	750
Net amortization of premiums and discounts on investments	—	(86)
Stock-based compensation	13,549	5,183
Other non-cash items	119	110
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,104)	(2,460)
Other assets	(617)	(700)
Accounts payable	(2,429)	(2,766)
Accrued expenses	16,047	2,367
Operating lease assets	1,548	1,235
Operating lease liabilities	(1,236)	(990)
Deferred revenue	(32)	(817)
Net cash used in operating activities	(97,588)	(57,377)

Cash flows from investing activities
Maturities of marketable securities	—	37,500
Purchase of property and equipment	(493)	(285)
Net cash provided by (used in) investing activities	(493)	37,215

Cash flows from financing activities
Net proceeds from public offering of common stock	—	163,990
Net proceeds from the at-the-market (ATM) facility	33,287	62,976
Proceeds from exercise of stock options	1,545	1,732
Proceeds from purchases of common stock under ESPP	417	333
Payment of employee tax obligations related to vesting of restricted stock units	(259)	—
Proceeds from issuance of debt, net of issuance costs	—	(197)
Payments under capital lease obligations	(139)	(87)
Net cash provided by financing activities	34,851	228,747

Increase (decrease) in cash, cash equivalents and restricted cash	(63,230)	208,585
Cash, cash equivalents and restricted cash, beginning of period	255,415	62,672
Cash, cash equivalents and restricted cash, end of period	$192,185	$271,257

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$46	$—
Cash paid for interest	$187	$173
Right-of-use assets obtained in exchange for operating lease liabilities	$3,783	$9,980
Right-of-use assets obtained in exchange for financing lease liabilities	$609	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements
(in thousands, except share and per share data)
(unaudited)

1. Nature of business and basis of presentation
Mersana Therapeutics, Inc. is a clinical stage biopharmaceutical company focused on developing antibody drug conjugates (ADCs) that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged over 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable it to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s innovative platforms, which include Dolaflexin and Dolasynthen, each delivering its DolaLock payload, as well as Immunosynthen, delivering a novel stimulator of interferon genes (STING) agonist, provide an efficient product engine that has enabled a robust discovery pipeline for the Company and its partners. The Company’s clinical candidates include upifitamab rilsodotin (UpRi, XMT-1536) and XMT-1592. The Company’s early-stage programs include XMT-1660, a potentially first-in-class Dolasynthen ADC targeting B7-H4, as well as XMT-2056, a STING agonist ADC developed using the Company’s Immunosynthen platform, and targeting a novel epitope of human epidermal growth factor receptor 2 (HER2).
UpRi, an ADC utilizing the Company’s Dolaflexin platform and targeting NaPi2b, an antigen broadly expressed in ovarian cancer and other cancers, is being studied in UPLIFT, a single-arm registration strategy in patients with platinum-resistant ovarian cancer, as well as in UPGRADE, a Phase 1 combination dose escalation umbrella study to evaluate the safety and efficacy of UpRi in combination with other ovarian cancer therapies. The Company also continues to study UpRi in the expansion portion of a Phase 1 proof-of-concept clinical study. XMT-1592 uses the Company’s Dolasynthen platform and also targets NaPi2b and is in the dose escalation portion of a Phase 1 proof-of-concept clinical study.
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
The Company has incurred cumulative net losses since inception. For the nine months ended September 30, 2021, the net loss was $121,077, compared to net loss of $59,203 in the nine months ended September 30, 2020. The Company expects to continue to incur operating losses for at least the next several years. As of September 30, 2021, the Company had an accumulated deficit of $401,496. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, a statement of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.
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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K, except as otherwise noted below in "Recently Issued Accounting Pronouncements."

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

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$255,094	$191,707	$62,351	$270,936
Restricted cash included in other assets, noncurrent	321	478	321	321
Total cash, cash equivalents and restricted cash per statement of cash flows	$255,415	$192,185	$62,672	$271,257
Other Assets
The Company recorded other assets of $2,928 and $2,153 as of September 30, 2021 and December 31, 2020, respectively, comprised of $2,450 and $1,832, respectively, held by a service provider, and restricted cash of $478 and $321, respectively, held as a security deposit for a standby letter of credit related to a facility lease.
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
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and Nine Months Ended September 30, 2021	Three and Nine Months Ended September 30, 2020
Stock options	8,215,549	6,215,368
Unvested restricted stock units	800,466	740,862
Warrants	39,474	39,474
	9,055,489	6,995,704
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for the fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material effect on the Company's results of operations and financial position.
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
As of September 30, 2021, the Company had completed its research service obligations associated with four of the six designated targets. During the three months ended September 30, 2021 and 2020, and the nine months ended September 30, 2021 and 2020, the Company recorded collaboration revenue of $11, $11, $32, and $817, respectively, related to its efforts under the Merck KGaA Agreement. The Company did not recognize any corresponding research and development expense related to the Merck KGaA Supply Agreement during the three and nine months ended September 30, 2021 and 2020.
As of September 30, 2021 and December 31, 2020, the Company had $3,955 and $3,987, respectively, in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement. Such amounts will be recognized over the remaining performance period.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract assets and liabilities during the nine months ended September 30, 2021 and 2020:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2021
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$3,987	$—	$32	$3,955

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2020
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$4,815	$—	$817	$3,998

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$11	$11	$32	$817
Performance obligations satisfied in previous periods	$—	$—	$—	$—
Other Revenue
The Company has provided limited services for a collaboration partner, Asana BioSciences. For each of the nine months ended September 30, 2021 and 2020, the Company did not recognize revenue related to these services. The next potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical study by Asana BioSciences. As of September 30, 2021, the Company considers this next milestone to be fully constrained as there is considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there is a high level of uncertainty in achieving this milestone, as this would require successful initiation of clinical trials by the collaboration partner. The Company reevaluates the probability of achievement of a milestone subject to constraint at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
4. Fair value measurements
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s outstanding borrowing under the Amended Credit Facility (as defined below) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The Amended Credit Facility is discussed in more detail in Note 6, “Debt”.
5. Accrued expenses
Accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued clinical expenses	$12,057	$5,126
Accrued manufacturing expenses	8,951	4,157
Accrued preclinical expenses	2,864	619
Accrued payroll and related expenses	6,285	5,412
Accrued professional fees	1,449	757
Accrued other	109	75
	$31,715	$16,146

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
6. Debt
On May 8, 2019, the Company entered into a loan and security agreement with Silicon Valley Bank (SVB), which was subsequently amended on June 21, 2019, August 28, 2020, and August 27, 2021 (as amended prior to the Third Amendment, as defined below, the Credit Facility and as amended by the Third Amendment, the Amended Credit Facility). Under the Credit Facility the Company can borrow term loans in an aggregate amount of $30,000, at its option, comprising (i) up to $25,000 in up to five principal advances through April 30, 2022 (Tranche A), and (ii) an additional $5,000 in one principal advance (Tranche B), if the Company reaches certain development milestone events, as described in the Amended Credit Facility, through April 30, 2022.
On August 27, 2021, the Company entered into a third amendment (the Third Amendment) to its Credit Facility. Pursuant to the Third Amendment, the draw period for Tranche B has been extended. The Company can borrow the additional $5,000 in one principal advance, if the Company reaches certain development milestone events, as described in the Third Amendment, through July 31, 2022. In addition, the interest only period in relation to Tranche B has also been extended under certain circumstances. If Tranche B is drawn prior to June 1, 2022, then the interest only period remains June 1, 2022. However, if Tranche B is drawn between June 1, 2022 and July 31, 2022, then the interest only period extends to August 1, 2022 and may be further extended to February 1, 2023 if the Company reaches certain development milestones events, as described in the Third Amendment, through May 31, 2022.
As of September 30, 2021, the Company was in compliance with all covenants under the Amended Credit Facility.
As of September 30, 2021, the Company had drawn a term loan of $5,200, and debt consisted of the following:

September 30, 2021
Total debt	$5,200
Less: Current portion of long-term-debt	—
Total debt, net of current portion	5,200
Debt financing costs, net of accretion	(197)
Accretion related to final payment	74
Long-term debt, net	$5,077
As of September 30, 2021, the estimated future principal payments due are as follows:

2021 (excluding the nine months ended September 30, 2021)	$—
2022	1,213
2023	2,080
2024	1,907
Total debt	$5,200
During the three months ended September 30, 2021 and 2020, and the nine months ended September 30, 2021 and 2020, the Company recognized $90, $60, $267, and $173, respectively, of interest expense related to the Amended Credit Facility.
On October 29, 2021, the Company entered into a new loan and security agreement and utilized a portion of the proceeds to repay in full all outstanding amounts under the Amended Credit Facility. As a result of this refinance, the entire balance of the outstanding Amended Credit Facility has been presented as long-term on the balance sheet as of September 30, 2021. For additional information, please read Note 11, Subsequent Events, to these consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
7. Stockholders’ equity
Preferred stock
As of September 30, 2021, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
At-the-market equity offering program
In July 2018, the Company established an at-the-market (ATM) equity offering program (the 2018 ATM) pursuant to which it could offer and sell up to $75,000 of its common stock from time to time at prevailing market prices. In April 2020, the Company sold 8,938,599 and 1,962,000 shares of common stock at $5.59 per share and $7.74 per share, respectively, to raise aggregate gross proceeds of $65,153 through the 2018 ATM facility. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were $62,976.
In May 2020, the Company terminated the 2018 ATM and established a new ATM equity offering program (the 2020 ATM) pursuant to which it is able to sell up to $100,000 of its common stock from time to time at prevailing market prices. For the nine months ended September 30, 2021, the Company sold 2,271,074 shares of common stock at an average price of $14.99 per share to raise aggregate gross proceeds of $34,033 through the 2020 ATM. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were $33,287.
Follow-on offering
In June 2020, the Company sold 9,200,000 shares of common stock, in an underwritten public offering at a price to the public of $19.00 per share. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were $163,990.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of September 30, 2021, there were warrants to purchase 39,474 shares of common stock. During the quarter ended September 30, 2021, there were no exercises of warrants in exchange for shares of common stock.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
At September 30, 2021 and December 31, 2020, there were 9,055,489 and 6,869,189, respectively, shares of common stock reserved for the exercise of outstanding stock options and warrants.

	September 30, 2021	December 31, 2020
Stock options	8,215,549	6,112,948
Restricted stock units	800,466	716,767
Warrants	39,474	39,474
	9,055,489	6,869,189
8. Stock options
Stock option plans
As of June 30, 2017, there were 3,141,625 stock options outstanding under the Company’s 2007 Stock Incentive Plan (the 2007 Plan). The 2007 Plan expired in June 2017. Any cancellations under the 2007 Stock Incentive Plan will increase the options available under the 2017 Stock Incentive Plan as described below.
In June 2017, the Company’s stockholders approved the 2017 Stock Incentive Plan (the 2017 Plan). Under the 2017 Plan initially, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock units (RSUs) or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually by 4% of the outstanding shares or such lesser amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. In January 2021, the number of shares of common stock issuable under the 2017 Plan was increased by 2,753,651 shares. As of September 30, 2021, there were 1,335,946 shares available for future issuance under the 2017 Plan. During the nine months ended September 30, 2021, the Company granted 3,396,186 RSUs and options to purchase shares of common stock to employees under the 2017 Plan.
Under the 2017 Plan, both with respect to incentive stock options and nonqualified stock options, the exercise price per share will not be less than the fair market value of the common stock on the date of grant and the vesting period is generally four years. Options granted under the 2017 Plan expire no later than 10 years from the date of grant. Options under the 2007 Plan were granted at an exercise price established by the Board (or a committee thereof) that was not less than the fair market value of the underlying common stock on the date of grant and subject to such vesting provisions determined by the Board (or a committee thereof). The Board may accelerate vesting or otherwise adjust the terms of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.
Inducement awards
The Company grants to its employees, upon approval by the Board, options to purchase shares of common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). The securities are issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. These options are subject to terms substantially the same as the 2017 Plan. As of September 30, 2021 there were 532,500 options to purchase shares of common stock granted as inducement awards outstanding.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2021	6,112,948	$7.84
Granted	2,957,970	17.73
Exercised	(331,141)	4.70
Cancelled	(524,228)	11.33
Outstanding at September 30, 2021	8,215,549	$11.31
Exercisable at September 30, 2021	3,731,070	$6.76
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020, was $12.37 and $6.17 per share, respectively.
Cash received from the exercise of stock options was $1,545 and $1,732 for the nine months ended September 30, 2021 and 2020, respectively.
Restricted stock units (RSUs)
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date.
A summary of the RSU activity under the 2017 Plan is as follows:

Number of Shares
Unvested at January 1, 2021	716,767
Granted	650,716
Vested	(400,836)
Forfeited	(166,181)
Unvested at September 30, 2021	800,466
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
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statement of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$3,986	$1,520	$10,617	$4,025
Restricted stock units	881	335	2,636	962
Employee stock purchase plan	61	63	296	196
Stock-based compensation expense included in total operating expenses	$4,928	$1,918	$13,549	$5,183
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,607	$952	$7,410	$2,554
General and administrative	2,321	966	6,139	2,629
Stock-based compensation expense included in total operating expenses	$4,928	$1,918	$13,549	$5,183
As of September 30, 2021, there was $41,909 and $10,764 of unrecognized stock compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 2.8 years and 3.0 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0%	0.4%	0.8%	1.3%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.11	6.10	6.05	6.04
Expected stock price volatility	82%	81%	83%	72%
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
Employee Stock Purchase Plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP. The Company issued 36,198 shares under the 2017 ESPP during each of the three and nine months ended September 30, 2021, and issued 68,419 shares under the 2017 ESPP during each of the three and nine months ended September 30, 2020. As of September 30, 2021, there were 608,620 shares available for issuance. including 450,000 shares automatically added to the 2017 ESPP on January 1, 2020.
9. Leases
The Company has an operating lease for its office and lab space in Cambridge, MA and operating and finance leases for certain equipment. The operating lease for its office and lab space (the Office Lease) was amended in March 2020 and is effective through March 2026. The Company has an option to extend the lease term of the Office Lease for an additional five years.
On April 5, 2021, the Company entered into an Eighth Amendment (the Expansion Agreement) to the Office Lease. The Expansion Agreement granted the Company additional office space in its existing building for five years, beginning July 1, 2021, committing to lease payments of $4,983 over that period (the Expansion Lease). In connection with the Expansion Lease, the Company increased the balance of the security deposit by increasing the standby letter of credit for the benefit of its landlord by $156. The Expansion Agreement also provides the Company with a tenant improvement allowance of $51. Independent from the option under the Office Lease, the Company has an option to extend the lease term of the Expansion Lease for an additional five years. The Company’s exercise of the options to extend the lease terms of both the Office Lease and Expansion Lease were not considered reasonably certain as of September 30, 2021.
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
The Company had a standby letter of credit agreement for the benefit of its landlord in the amount of $478 in connection with the Office Lease and Expansion Lease as of September 30, 2021 and $321 in connection with the Office Lease as of December 31, 2020, collateralized by a money market account.
The Company has remaining finance lease terms of one year to five years for certain equipment, some of which include options to purchase at fair value. For the three and nine months ended September 30, 2021 the Company recorded assets under finance leases of $395 and $609, respectively, as property and equipment.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(in thousands, except share and per share data)
(unaudited)
The components of lease expense were as follows:

	Operating leases	Finance leases
2021 (excluding the nine months ended September 30, 2021)	$958	$76
2022	3,795	269
2023	3,909	262
2024	4,027	141
2025 and thereafter	5,457	56
Total lease payments	18,146	804
Present value adjustment	(4,005)	(49)
Present value of lease liabilities	$14,141	$755
10. Commitments
License agreements
The Company recorded research and development expense of $1,225 and $2,125, respectively, for milestones during the three and nine months ended September 30, 2021. The Company is party to a license agreement with Recepta Biopharma S.A., or Recepta, for intellectual property covering the NaPi2b antibody in UpRi and XMT-1592 (as previously amended, the Recepta Agreement). In September 2021, the Company entered into a Second Amendment (the Recepta Amendment) pursuant to which the Company recorded research and development expense of $1,225 for milestones associated with UpRi. The Company recorded research and development expense of $250 and $750 for upfront payments and milestone payments, respectively, during the three and nine months ended September 30, 2020.
See Note 9 for the Company’s future obligations related to leases as of September 30, 2021.
11. Subsequent Events
On October 29, 2021, the Company entered into a Loan and Security Agreement (the New Credit Facility) with Oxford Finance LLC as the collateral agent and a lender, and SVB as a lender (the “Lenders”). The New Credit Facility provides in aggregate up to $100,000, which includes $60,000 available immediately, $20,000 in two tranches of $10,000 each that are subject to meeting certain development milestones, and an additional tranche of $20,000, which is subject to conditional approval from the Lenders. Upon the closing date, the Company was funded $25,000, of which $5,500 was used to repay in full the existing obligations to SVB under the prior term loan agreement. The term loan will bear interest at 5.25% plus an index rate calculated as the greater of the prime rate and 3.25% (8.5%, floor). Interest is payable monthly in arrears on the first day of each month. The Company may make interest-only payments through November 1, 2024, followed by equal monthly principal payments and applicable interest through the maturity date of October 1, 2026. If certain development milestones are met, then the interest-only period will be extended to November 1, 2025. The Company is also required to make a final payment to the Lenders equal to 4.25% of the original principal amount of any funded term loan tranche then extended to the Company. The Company may elect to prepay all or part of the outstanding term loan, subject to a prepayment fee.

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
Upifitamab rilsodotin (UpRi, XMT-1536), our first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver about 10 DolaLock payload molecules per antibody. The NaPi2b antigen is broadly expressed in ovarian cancer and other cancers with limited expression in normal tissue. In April 2021, we initiated a single-arm registration strategy in platinum-resistant ovarian cancer, UPLIFT. In July 2021, we initiated UPGRADE, a Phase 1 combination dose escalation umbrella study to evaluate the safety and efficacy of UpRi in combination with other ovarian cancer therapies. The initial arm of this UPGRADE study is evaluating carboplatin in combination with UpRi followed by continuation of UpRi monotherapy in patients with recurrent platinum-sensitive ovarian cancer. We are continuing to study UpRi in the expansion portion of a Phase 1 proof-of-concept clinical study. In November 2021, we announced that we had deprioritized further evaluation of UpRi in non-small cell lung cancer, focusing clinical efforts on ovarian cancer.

XMT-1592 was created using our Dolasynthen platform and also targets NaPi2b. XMT-1592 comprises the same proprietary NaPi2b antibody and potent auristatin DolaLock payload with controlled bystander effect as UpRi, with the additional features of homogeneous, site-specific bioconjugation and precise drug-to-antibody ratio, or DAR. XMT-1592 is in a proof-of-concept Phase 1 dose escalation study in patients with ovarian cancer and non-small cell lung cancer (NSCLC) adenocarcinoma.
Our early stage programs include XMT-1660, a potentially first-in-class B7-H4-targeted Dolasynthen ADC, as well as XMT-2056, a STING-agonist ADC developed using our novel Immunosynthen platform, and targeting a novel epitome of human epidermal growth factor receptor 2 (HER2). Our objective in 2021 is to rapidly progress these candidates through IND-enabling studies and scale up manufacturing activities with third parties. We believe that these development candidates provide significant opportunities in areas of high unmet need such as breast cancer, NSCLC and ovarian cancer.
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
During the nine months ended September 30, 2021, we sold approximately 2.3 million shares of common stock at an average price of approximately $15 per share pursuant to an ATM equity offering program and received net proceeds of $33.3 million.
Since inception, we have incurred significant cumulative operating losses. For the nine months ended September 30, 2021, the net loss was $121.1 million, compared to net loss of $59.2 million in the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $401.5 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
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

Impact of COVID-19 on Our Business
We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical and preclinical development, as well as discovery efforts. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing and include:
•We are currently enrolling patients at investigational sites in different geographic areas around the world in the UpRi Phase 1/2 studies, including UPLIFT and UPGRADE, and within the United States in the XMT-1592 Phase 1 dose escalation study. We are in the process of initiating additional clinical sites both inside and outside the United States to increase enrollment, which could additionally mitigate potential regional impacts from COVID-19. Consistent with FDA guidance, we allow for remote patient monitoring and remote testing, when possible.
•To the best of our knowledge, our contract research and manufacturing partners continue to operate their facilities at or near normal levels, though staffing constraints and sourcing of raw and other materials have become an increasing challenge for our vendors. If staffing and/or sourcing material sourcing challenges continue, we may experience associated delays in our laboratory, clinical or manufacturing services. We believe we currently have appropriate service support and sufficient inventory of UpRi and XMT-1592 to support our ongoing clinical studies. We have planned research, clinical and manufacturing activities to address all currently anticipated future needs. At this time, and subject to further COVID-19 implications, we continue to monitor the research, clinical and manufacturing operations of our vendors.
The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. While the pandemic did not materially affect our financial results and business operations in the third quarter ended September 30, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. Management continues to actively monitor the situation and the possible effects on our financial condition, operations, suppliers, vendors, our employees and the overall industry. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part II, Item 1A—Risk Factors” below.
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
For each of the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, we recognized an immaterial amount of revenue related to the Merck KGaA Agreements. For the nine months ended September 30, 2020, we recognized $0.8 million of revenue related to the Merck KGaA Agreements.
We have provided limited services to Asana BioSciences. We did not record any revenue related to these services in the three and nine months ended September 30, 2021 or 2020.

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

A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis following nomination as a product candidate. We have not historically tracked all of our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program, following nomination as a clinical candidate for the three and nine months ended September 30, 2021 and 2020. All external research and development expenses not attributable to the UpRi and XMT-1592 programs are captured within preclinical and discovery costs. These costs relate to XMT-1592 prior to its designation in early 2020 as well as our preclinical development candidates XMT-1660 and XMT-2056, additional earlier discovery stage programs and certain unallocated costs. Our internal research and development costs are primarily personnel-related costs, stock-based compensation costs, and facility costs, including depreciation and lab consumables.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
UpRi external costs	$14,688	$4,451	$34,736	$10,356
XMT-1592 external costs	2,905	1,149	7,049	4,994
Preclinical and discovery costs	5,220	3,348	17,079	6,878
Internal research and development costs	12,462	7,598	35,781	21,951
Total research and development costs	$35,275	$16,546	$94,645	$44,179
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
Other income (expense)
Other income (expense) consists primarily of interest income earned on cash equivalents and marketable securities. Interest expense is related to borrowings under the credit facility amended in August 2021. These borrowings bear a floating per annum rate interest, as well as a final payment of 5.5% of the amounts drawn, that is being recorded as interest expense over the term through the maturity date using the effective-interest method. Also included in interest expense is the amortization of the deferred financing costs and the accretion of debt discount relating to the credit facility.
Results of Operations
Comparison of the three months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the changes in those items:

	Three Months Ended September 30,		Dollar Change
(in thousands)	2021	2020
Collaboration revenue	$11	$11	$—
Operating expenses:
Research and development	35,275	16,546	18,729
General and administrative	10,124	5,881	4,243
Total operating expenses	45,399	22,427	22,972
Other income (expense):
Interest income	15	19	(4)
Interest expense	(98)	(92)	(6)
Total other income (expense), net	(83)	(73)	(10)
Net loss	$(45,471)	$(22,489)	$(22,982)
Collaboration Revenue
Collaboration revenue was immaterial during the three months ended September 30, 2021 and 2020.
Research and Development Expense
Research and development expense increased by $18.8 million from $16.5 million for the three months ended September 30, 2020 to $35.3 million for the three months ended September 30, 2021.

The increase in research and development expense was primarily attributable to the following:
•an increase of $8.8 million related to manufacturing, clinical and regulatory activities for UpRi;
•an increase of $3.2 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities;
•an increase of $3.1 million related to manufacturing for the preclinical programs, XMT-1660 and XMT-2056;
•an increase of $1.3 million related to manufacturing activities for XMT-1592;
•an increase of $1.2 million related to milestones for UpRi; and
•an increase of $0.8 million related to our diagnostic development effort.
These increased costs were partly offset by the following:
•a decrease of $1.3 million related to the favorable resolution of an outstanding payable balance.
Stock-based compensation expense included in research and development expenses increased by $1.7 million.
We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and XMT-1592 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.
General and Administrative Expense
General and administrative expense increased by $4.2 million from $5.9 million during the three months ended September 30, 2020 to $10.1 million during the three months ended September 30, 2021. The increase in general and administrative expense was primarily attributable to an increase of $1.5 million related to employee compensation (excluding stock-based compensation), related to an increase in headcount, and an increase of $1.3 million related to consulting and professional fees. Stock-based compensation increased $1.4 million.
We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing fees, additional insurance premiums and general compliance and consulting expenses.
Total Other Income (Expense), net
Total other income (expense), net was $0.1 million and $0.1 for the three months ended September 30, 2021 and 2020, respectively. In each period, other expense consisted primarily of interest on our borrowings under the credit facility, offset by interest income on cash equivalents and short-term marketable securities.

Comparison of the nine months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Dollar Change
(in thousands)	2021	2020
Collaboration revenue	$32	$817	$(785)
Operating expenses:
Research and development	94,645	44,179	50,466
General and administrative	26,214	15,988	10,226
Total operating expenses	120,859	60,167	60,692
Other income (expense):
Interest income	36	414	(378)
Interest expense	(286)	(267)	(19)
Total other income (expense), net	(250)	147	(397)
Net income (loss)	$(121,077)	$(59,203)	$(61,874)
Collaboration Revenue
Collaboration revenue was immaterial during the nine months ended September 30, 2021 and $0.8 million during the nine months ended September 30, 2020. For the nine months ended September 30, 2020 we recognized $0.8 million of revenue as a result of the completion of research services associated with a target included in the Merck KGaA Agreement, driving the decrease in collaboration revenue.
Research and Development Expense
Research and development expense increased by $50.4 million from $44.2 million for the nine months ended September 30, 2020 to $94.6 million for the nine months ended September 30, 2021.
The increase in research and development expense was primarily attributable to the following:
•an increase of $22.0 million related to manufacturing, clinical and regulatory activities for UpRi;
•an increase of $10.2 million related to manufacturing for the preclinical programs, XMT-1660 and XMT-2056;
•an increase of $8.6 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities;
•an increase of $2.4 million related to manufacturing, clinical and regulatory activities for XMT-1592;
•an increase of $2.2 million related to diagnostic development efforts; and
•an increase of $1.4 million related to milestones for UpRi.
These increased costs were partly offset by the following:
•a decrease of $1.3 million related to the favorable resolution of an outstanding payable balance.
Stock-based compensation expense included in research and development expenses increased by $4.9 million.

We expect our research and development expenses to increase as we continue our clinical development of XMT-1536 and XMT-1592 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.
General and Administrative Expense
General and administrative expense increased by $10.2 million from $16.0 million during the nine months ended September 30, 2020 to $26.2 million during the nine months ended September 30, 2021. The increase in general and administrative expense was primarily attributable to an increase of $3.8 million related to consulting and professional fees and an increase of $2.9 million related to employee compensation (excluding stock-based compensation), primarily related to an increase in headcount. Stock-based compensation increased $3.5 million.
We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing fees, additional insurance premiums and general compliance and consulting expenses.
Total Other Income (Expense), net
Total other expense was $0.3 million for the nine months ended September 30, 2021 and total other income was $0.1 million for the nine months ended September 30, 2020. In each period, other expense consisted primarily of interest on our borrowings under the credit facility, offset by interest income on cash equivalents and short-term marketable securities.
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
In May 2020, we terminated the 2018 ATM and established a new ATM, or the 2020 ATM, pursuant to which we are able to sell up to $100.0 million of our common stock from time to time at prevailing market prices. In the second quarter of 2021, we sold 2.3 million shares of common stock under the 2020 ATM for net proceeds of $33.3 million. As of the date of this filing, we have $66.0 million of availability under the program.
On May 8, 2019, we entered into a term loan agreement with Silicon Valley Bank, or SVB, which was subsequently amended on June 29, 2019 and August 28, 2020 (the Credit Facility). As discussed in Note 6, the Credit Agreement was amended again on August 27, 2021 (the Third Amendment, and with the Credit Facility, the Amended Credit Facility. Pursuant to the Amended Credit Facility we may, subject to certain conditions, borrow term loans in an aggregate amount of up to $30.0 million, of which $5.2 million were funded upon execution of the Credit Facility in 2020. The Credit Facility is secured by substantially all of our assets, except for our intellectual property, which is subject to a negative pledge, and certain other customary exclusions, which ensures that SVB’s rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation.

On October 29, 2021, the we entered into a Loan and Security Agreement (the New Credit Facility) with Oxford Finance LLC as the collateral agent and a lender, and SVB as a lender (the “Lenders”). The New Credit Facility provides in aggregate up to $100 million, which includes $60 million available immediately, $20 million in two tranches of $10 million each that are subject to meeting certain development milestones, and an additional tranche of $20 million, which is subject to conditional approval from the Lenders. Upon the closing date, we were funded $25 million, of which $5.5 million was used to repay in full the existing obligations to SVB under the prior term loan agreement. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property. See Note 11 for more detail.
As of September 30, 2021, we had cash and cash equivalents of $191.7 million.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(97,588)	$(57,377)
Net cash provided by (used in) investing activities	(493)	37,215
Net cash provided by financing activities	34,851	228,747
Increase (decrease) in cash, cash equivalents and restricted cash	$(63,230)	$208,585
Net Cash Used in Operating Activities
Net cash used in operating activities was $97.6 million for the nine months ended September 30, 2021 and primarily consisted of a net loss of $121.1 million adjusted for changes in our net working capital and other non-cash items including stock-based compensation of $13.5 million and depreciation of $0.6 million. Net cash used in operating activities was $57.4 million for the nine months ended September 30, 2020 and primarily consisted of a net loss of $59.2 million adjusted for non-cash items including stock-based compensation of $5.2 million and depreciation of $0.8 million, as well as change in our net working capital.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $0.5 million during the nine months ended September 30, 2021 and consisted of purchases of equipment. Net cash provided by investing activities was $37.2 million during the nine months ended September 30, 2020 and consisted primarily of maturities of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $34.9 million during the nine months ended September 30, 2021 as compared to net cash provided by financing activities of $228.7 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, cash provided by financing activities consisted primarily of proceeds from the use of our ATM of $33.3 million and from the exercise of stock options of $1.5 million, offset by $0.3 million from the payment of employee tax obligations related to vesting of restricted stock units. During the nine months ended September 30, 2020 cash provided by financing activities consisted primarily of $164.2 million related to the follow-on public offering in May 2020 and the proceeds from the use of the ATM of $63.1 million in April 2020, as well as proceeds from exercise of stock options of $1.7 million, offset by the payment of $0.2 million of debt issuance costs.

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
We believe that our currently available funds will be sufficient to fund our current operating plan commitments through at least the next twelve months following the filing of Quarterly Report on Form 10-Q. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. We currently have access to the New Credit Facility, as described above, along with funds to potentially be earned in connection with our agreements with Merck KGaA and Asana BioSciences, if development activities are successful under those agreements. Future additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical study results for one of our product candidates or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other products in our pipeline. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our product candidates or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates. For example, patients in our ongoing clinical studies have experienced serious adverse events, including without limitation death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis, and pyrexia. We expect that certain patients in ongoing and future studies will experience additional serious adverse events, including those that may result in death, as our product candidates progress through clinical development.
There can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical study protocols and the rate of dropout among clinical study participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain U.S. Food and Drug Administration (FDA) approval. Accordingly, there is significant risk that our products may not receive FDA approval.

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
We have incurred net losses since our inception. Our net loss was $121.1 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $401.5 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products and therefore have never generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily with the proceeds from our initial public offering, our follow-on public offerings in 2019 and 2020, the use of our ATM equity offering program, and our strategic partnerships. The amount of our future net losses will depend, in part, on the rate of our future expenditures. We have not completed pivotal clinical studies for any product candidate and only have one product candidate in a clinical study. It will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues would depend upon the size of the market or markets in which our product candidates received such approval and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.
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
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical studies or preclinical studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical studies of UpRi, XMT-1592, or any other current or future product candidates, our expenses could increase.

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
Our cash and cash equivalents were $191.7 million as of September 30, 2021. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing UpRi, XMT-1592, and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical studies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical studies for UpRi, XMT-1592 or any other current or future product candidates, including delays in enrollment of patients. We also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities.
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

Based on our current operating plan, we believe that our currently available funds will be sufficient to fund our operations through at least the next twelve months from the issuance of this Quarterly Report on Form 10-Q. Our operating plan, however, may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
We have a credit facility that requires us to comply with certain operating covenants and places restrictions on our operating and financial flexibility.
In October 2021, we entered into a Loan and Security Agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, and SVB as a lender, together, the Lenders. Pursuant to the New Credit Facility we may borrow up to an aggregate of $100 million, which includes $60 million available immediately, $20 million in two tranches of $10 million each that are subject to meeting certain development milestones, and an additional tranche of $20 million, which is subject to conditional approval from the Lenders. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property.
The New Credit Facility also includes customary representations and warranties and affirmative and negative covenants, as well as customary events of default. Certain of the customary negative covenants limit our ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. Our failure to comply with these covenants would result in an event of default under the Loan Agreement and could result in the acceleration of the obligations we owe pursuant to the New Credit Facility.
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
We designed the Phase 1 clinical studies for UpRi, our lead product candidate, and XMT-1592, and we intend to design any future clinical studies for any future unpartnered product candidates that we may develop if preclinical studies are successful. However, we rely on CROs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these studies. As a result, we have less direct control over the conduct, timing and completion of these clinical studies and the management of data developed through clinical studies than would be the case if we were relying entirely upon our own staff. These CROs, investigators and other third parties are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical studies, or complying with cGLP or cGCP, as applicable, resulting in the preclinical studies or clinical studies being delayed or unsuccessful.
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
The precise incidence and prevalence of epithelial ovarian cancer and other cancers with NaPi2b expression are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. The total addressable market opportunity for UpRi or XMT-1592 for the treatment of epithelial ovarian cancer and non-squamous non-small cell lung cancer with NaPi2b expression will ultimately depend upon, among other things, the diagnosis criteria included in the final label for UpRi or XMT-1592, if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients who can be treated with our drug candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
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
•the federal anti-kickback prohibition known as Eliminating Kickbacks in Recovery Act, enacted in 2018, which prohibits certain payments related to referrals of patients to certain providers (recovery homes, clinical treatment facilities and laboratories) and applies to services reimbursed by private health plans as well as government health care programs;
•the federal law known as Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program (which may include private health plans) or making false statements relating to healthcare matters;
•the Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
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
As of September 30, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned a significant amount of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.
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
For the years ended December 31, 2020, 2019 and 2018, we recorded no income tax benefit for the net operating losses incurred in each year, due to the uncertainty of realizing a benefit from those items. We have incurred net operating losses (NOLs) since our inception. As of December 31, 2020, we have federal NOLs of approximately $250.4 million and state NOLs of approximately $184.8 million. Of the $250.4 million of federal NOLs, $34.2 million expire at various dates through 2037. The remaining $216.2 million of federal NOLs do not expire. The state NOLs will expire at various dates through 2040. As of December 31, 2020, we had Federal and State research and development tax credit carryforwards of approximately $4.6 million and $1.5 million, respectively, which expire at various dates through 2040. Under the 2017 Tax Act, federal NOLs incurred in 2019 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the 2017 Tax Act. In addition, under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and our ability to use our NOLs to offset taxable income could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. We have determined that ownership changes have occurred since our inception and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. We may also have incurred subsequent ownership changes. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
The widespread infection of COVID-19 in the United States and abroad has caused significant volatility and uncertainty in U.S. and international markets, which could result in a prolonged economic downturn that may disrupt our business, including by adversely affecting our ability to conduct financings on terms acceptable to us, if at all.
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

•The coronavirus pandemic may cause the trading prices for our common shares and other biopharmaceutical companies' shares to be highly volatile. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.
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
Second Amendment to the License, Development and Commercialization Agreement, dated September 28, 2021, by and between Mersana Therapeutics, Inc. and Recepta Biopharma S.A. (Certain portions of this exhibit have been omitted because they are not material and is the type of information that the registrant treats as private or confidential).

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications.

EXHIBIT 101	-
The following financial and related information from Mersana Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (iv) the Condensed Consolidated Statement of Cash Flows; and, (v) Notes to Condensed Consolidated Financial Statements.

EXHIBIT 104	-	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: November 9, 2021	By:	/s/ Anna Protopapas
Anna Protopapas President and Chief Executive Officer

Dated: November 9, 2021	By:	/s/ Brian DeSchuytner
Brian DeSchuytner Chief Financial Officer