Form 10-K
period 2021-12-31
Mersana Therapeutics, Inc.
filed 2022-02-28
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.            Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).            Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.               ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).            Yes  ☐  No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $799,836,646, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.
As of February 25, 2022, the registrant had 83,389,806 shares of common stock outstanding at a par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that will be filed for the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I
REFERENCES TO MERSANA

Throughout this Annual Report on Form 10-K, the “Company,” “Mersana,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Mersana Therapeutics, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Mersana Therapeutics, Inc.

FORWARD LOOKING STATEMENTS AND INDUSTRY DATA
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
•the adequacy of our inventory of upifitamab rilsodotin (UpRi) and XMT-1592 to support our ongoing clinical trials, as well as the outcome of planned manufacturing runs;
•the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•unmet need of ovarian cancer and non-small cell lung cancer;
•our ability to quickly and efficiently identify and develop additional product candidates;
•our ability to advance any product candidate into, and successfully complete, clinical trials;
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
In addition, the COVID-19 pandemic could adversely affect our preclinical and clinical development efforts, business operations and financial results. The extent of the impact and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the emergence of new variants of the virus, travel restrictions, quarantines, physical distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease.

The forward-looking statements contained herein represent our views as of the date of this Annual Report on Form 10-K and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K may include industry and market data, which we may obtain from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third‑party sources.

SUMMARY OF RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.

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
•We have a credit facility that places certain restrictions on our operating and financial flexibility.
•We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.
•We only have two product candidates, upifitamab rilsodotin (UpRi) and XMT-1592, in clinical trials. A failure of any of our product candidates in clinical development could adversely affect our business and may require us to discontinue development of other product candidates based on the same technology.
•We can provide no assurance that our clinical product candidates will obtain regulatory approval or that the results of clinical trials will be favorable.
•Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. We can provide no assurance of the successful and timely development of new antibody drug conjugate, or ADC, products.
•If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.
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
•Our business is subject to risks arising from the outbreaks of disease, such as epidemics or pandemics, including the COVID-19 pandemic.

ITEM 1.    BUSINESS
Overview
We are a clinical-stage biopharmaceutical company focused on developing antibody drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged over 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable us to develop ADCs designed to have improved efficacy, safety and tolerability relative to existing ADC therapies.

We believe that our innovative platforms, including Dolaflexin and Dolasynthen, delivering our proprietary auristatin DolaLock payload, as well as Immunosynthen, which delivers our novel proprietary stimulator of interferon genes, or STING, agonist ImmunoLock payload, together comprise a highly efficient product engine that has enabled a robust discovery pipeline for us and our partners. Our ADCs in preclinical studies and clinical trials include first-in-class molecules that target multiple tumor types with high unmet medical need. Our belief is that our novel ADCs may have more favorable safety and efficacy compared to more traditional existing ADCs developed using first-generation technology.

We have assembled a management team with extensive and relevant experience, including specific ADC experience, from prior work at leading pharmaceutical companies such as Millennium Pharmaceuticals, Inc., Takeda Pharmaceuticals, Inc., Bayer AG, Tesaro, Inc., Vertex Pharmaceuticals Inc., Cubist Pharmaceuticals Inc., Bristol Myers Squibb, Constellation Pharmaceuticals, Inc., Sanofi S.A., GlaxoSmithKline plc, Centocor Inc., Sunovion Pharmaceuticals Inc. and Momenta Pharmaceuticals, Inc. We are supported by our board of directors and scientific advisory board, who offer complementary experience in drug discovery and development, as well as expertise in building public companies, management and business development. We believe that our highly differentiated platforms, together with the team we have assembled, position us well to discover and develop life-changing ADCs for patients fighting cancer.
Strategy
Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC technologies and the experience and competencies of our management team to discover and develop promising ADC product candidates and to commercialize cancer therapeutics that address unmet medical needs or provide significant benefit to patients. Key components of our strategy to achieve this goal are as follows:

•Strive to Build UpRi (upifitamab rilsodotin) into a Foundational Medicine in Ovarian Cancer. Our lead product candidate, upifitamab rilsodotin, which we refer to as UpRi, is a first-in-class Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and other cancers. We are currently evaluating UpRi in platinum-resistant ovarian cancer in a single-arm registrational trial, which we refer to as UPLIFT, for which we expect to complete enrollment in the third quarter of 2022. We are also conducting a Phase 1/2 umbrella combination trial, which we refer to as UPGRADE. The first combination we are exploring is the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer. We may explore other combinations in the future. We expect to report interim data from UPGRADE in the second half of 2022. In the second quarter of 2022, we expect to initiate enrollment in a randomized placebo-controlled Phase 3 trial, which we refer to as UP-NEXT, to evaluate UpRi as single agent maintenance treatment in patients with platinum-sensitive ovarian cancer that have high NaPi2b expression. Together, data from these trials have the potential to establish the safety and efficacy of UpRi across a wide range of ovarian cancer patients, from those who are platinum-resistant and heavily pre-treated to those in earlier lines of the disease.

•Strive to Build Out Our Pipeline of Highly Impactful Cancer Medicines. Our second clinical candidate, XMT-1592, is a NaPi2b- targeted ADC leveraging our Dolasynthen platform. Our strategy is to explore XMT-1592 as an alternative to UpRi in lung and non-small cell lung adenocarcinoma based on preclinical differentiation. We are conducting a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer, or NSCLC, which we expect to complete in the second half of 2022. Additionally, we are advancing XMT-1660, a Dolasynthen ADC targeting B7-H4, an antigen selectively expressed on tumors in areas of high unmet medical need including breast, endometrial and ovarian cancers. We expect to initiate a phase 1 clinical trial of XMT-1660 in solid tumors in mid-2022. Moreover, we have taken ADCs beyond cytotoxics by developing our Immunosynthen platform which may allow tumor-targeted activation of the innate immune system. XMT-2056, an ADC targeting a novel HER2 epitope that is different from those targeted by currently available HER2 therapies, is our first product candidate based on our Immunosynthen STING-agonist platform. We expect to initiate a Phase 1 clinical trial of XMT-2056 in solid tumors in mid-2022. We believe that each of XMT-1660 and XMT-2056 may provide opportunities in areas of high unmet need including, without limitation, breast cancer and other tumor types.

•Strive to Build Innovation and Scientific Leadership in ADCs. We intend to establish a leading position in the field of ADCs by continuing to advance platform innovations that further broaden the potential for our ADCs to be first and best in class medicines that deliver clinically meaningful benefit to cancer patients and by pursuing fast-to-market opportunities in areas of high unmet medical need. In addition to the product candidates described above, we also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, both of which leverage our Immunosynthen platform and target tumor-associated antigens.

•Strive to Build Mersana as a Top Employer and Strategic Partner. We aim to attract and retain talented team members with deep experience in drug discovery, development, manufacturing, and commercialization as well as in general business and administration. Our team is driven by a shared passion to advance therapies that make a significant difference in the lives of cancer patients. We will continue to cultivate the collaborative and passionate workplace culture that has allowed us to advance this mission. We also aim to leverage our technical expertise and experience with respect to our innovative and diversified platforms, Dolaflexin, Dolasynthen and Immunosynthen, to attract and cultivate strategic partnerships that facilitate our ability to bring differentiated product candidates to patients. We have established strategic research and development partnerships with Janssen Biotech, Inc., or Janssen, and Merck KGaA for the development and commercialization of additional ADC product candidates leveraging our proprietary Dolasynthen and Dolaflexin platform technologies against a limited number of targets selected by our partners. We believe the potential of our ADC technologies, supported by our scientific and technical expertise and enabled by our intellectual property strategy, all support our independent and collaborative efforts to discover and develop life-changing ADCs for patients fighting cancer.
Our current pipeline is summarized in the chart below:
ADC Background

ADCs are a validated therapeutic modality in oncology with 11 products approved for use by the Food and Drug Administration, or the FDA, and over 100 being tested in clinical trials. We believe that the field has not yet realized its full potential because first generation ADCs have several limitations and platform innovation has been limited.

The goal of first generation ADCs is to deliver cytotoxic therapy specifically to neoplastic cells while sparing normal tissue. An ADC consists of three components: the antibody, the cytotoxic payload, and a linker to join the two. The antibody portion of the ADC achieves specific targeting by binding to an antigen that ideally has high expression on the surface of the tumor cells, and low expression in healthy tissues. Once the antibody binds to the target, the ADC enters the cell, and the payload is typically released killing the cell.

The payload, the drug-to-antibody ratio, or DAR, the linker, and conjugation site of the linker with the antibody all can influence the overall efficacy and tolerability of ADCs. There has been limited innovation in these ADC components since the development of first-generation ADC platforms. We believe optimizing an ADC requires developing payload(s) with optimal properties, varying DAR for a specific target, and optimizing the conjugation site, all of which can contribute to the overall drug-like properties. We believe that our proprietary platforms improve upon first-generation ADC approaches in these aspects and have the potential to advance the field and improve patient outcomes.
Our Technologies and Platforms
The development of ADCs is not a one-size-fits-all approach. In fact, a number of diverse factors impact the properties of an ADC, including payload, DAR, site of conjugation and homogeneity. For each target antigen, there may be an optimal combination of these factors. Our novel and highly differentiated platforms are designed to allow us to optimize these properties for a given target and develop ADCs that are designed to best address patient needs.
DolaLock Payload
We refer to the cytotoxic payload we use with our Dolaflexin and Dolasynthen platforms as our DolaLock payload. Our DolaLock payload is a proprietary auristatin cytotoxic drug and is a highly potent anti-tubulin agent selectively toxic to rapidly dividing cells. The DolaLock payload has been shown in in vitro and in vivo preclinical studies to control the bystander effect by locking the cytotoxic drug inside cells after allowing a short period of antigen-independent diffusion throughout the tumor. As the drug diffuses through neighboring cells, the DolaLock payload is metabolized to a form that is still highly potent but is designed to no longer be able to cross the cell membrane, thereby controlling the bystander effect for a potentially safer and more effective cancer therapy.

A common mechanism of resistance in cancer is the up-regulation of multi-drug resistance, or MDR, pumps, such as P-glycoproteins, or PgPs, which actively pump drugs out of cancer cells to help them survive. Once metabolized, our DolaLock payload is not a substrate for PgPs, thereby avoiding this resistance mechanism. Our DolaLock payload, with its controlled bystander effect, is designed to enable the creation of ADCs that have the potential of being highly potent, well-tolerated and specifically-targeted cancer therapies.

In addition, our proprietary auristatin payload has also been shown in preclinical studies to cause immunogenic cell death and to stimulate the immune system through dendritic cell activation. Because of this, we have observed synergy with immuno-oncology agents such as PD-1 inhibitors in preclinical models.
Dolaflexin Platform
The Dolaflexin platform was designed to increase the efficacy, safety and tolerability of ADCs. Dolaflexin utilizes our proprietary Fleximer polymer, a biodegradable, highly biocompatible, water-soluble polymer that is able to carry multiple payloads. Instead of direct conjugation to an antibody, payloads are attached through an optimized, cleavable linker to the Fleximer scaffold, which is then conjugated to the antibody through a non-cleavable linker. Our Fleximer polymer has demonstrated dramatically improved drug solubility, pharmacokinetics and immunogenicity, and an increased number of payloads carried by each ADC as compared to other ADC therapies.
As a result, we believe Dolaflexin has the potential to offer the following benefits relative to first generation ADCs:

•Proprietary DolaLock Payload: Dolaflexin is loaded with our proprietary auristatin cytotoxic drug, which is a highly potent anti-tubulin agent and that is selectively toxic to rapidly dividing cells and has a controlled bystander effect.

•Higher Drug-to-Antibody Ratio: Historically, ADCs have been limited to a DAR of 3-4. The Dolaflexin platform can deliver ADCs with DAR of approximately 10, which has enabled ADCs created using this platform to demonstrate greater preclinical efficacy while also maintaining pharmacokinetics and drug-like properties.

•Expanded Range of Addressable Tumor Targets: The higher DAR enabled by Dolaflexin results in a higher amount of cytotoxic drug released into the tumor cell for every ADC that is internalized. As a result, we believe that Dolaflexin ADCs may demonstrate efficacy against tumor targets with lower levels of antigen expression where traditional ADCs have not been effective.

We believe these advantageous characteristics of our Dolaflexin platform provide a substantial opportunity to develop clinically meaningful ADC therapies with potential to address a broader range of cancers than first generation ADC-based approaches.

Our lead clinical candidate, UpRi, is a Dolaflexin ADC that targets NaPi2b. We are currently evaluating UpRi in the UPLIFT and UPGRADE trials and expect to initiate the UP-NEXT trial in the second quarter of 2022.
Dolasynthen Platform

The Dolasynthen platform enables an iterative approach to designing customized ADCs for a given target while retaining the properties of Dolaflexin, including the use of our proprietary DolaLock payload for a controlled bystander effect. Dolasynthen ADCs consist of a proprietary synthetic scaffold carrying an exact number of DolaLock payloads for precise control of DAR. The Dolasynthen scaffold is then bioconjugated to the antibody in a site-specific manner. The Dolasynthen scaffold has been precisely designed to provide optimal water solubility, charge balance, linker stability and DAR which together offer an opportunity for our ADCs to have superior physicochemical and pharmacokinetic properties.

Illustrated by our preclinical data, we believe Dolasynthen ADCs have broad therapeutic potential as cancer therapies. Our preclinical data demonstrate the ability of the Dolasynthen platform to generate and identify the optimal ADC for a given target and antibody.

We believe that Dolasynthen offers the benefits of Dolaflexin, including the proprietary DolaLock payload, and has the potential to offer the following additional benefits relative to traditional ADCs:

•Precise Control of DAR: The optimal DAR may vary between different targets and antibodies. Dolasynthen uses a proprietary scaffold that allows for precise DARs between 2-24, enabling optimization of the DAR for specific antigens and antibodies.
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

Our second clinical candidate, XMT-1592, is a Dolasynthen ADC targeting NaPi2b-expressing tumor cells. We are conducting a Phase 1 dose exploration trial of XMT-1592 in patients with ovarian cancer and non-small cell lung cancer, NSCLC, adenocarcinoma which we expect to complete in 2022. XMT-1660, our B7-H4-targeted Dolasynthen ADC is currently in investigational new drug, or IND, -enabling studies.

ImmunoLock Payload

We refer to the STING agonist that is used as the payload with our Immunosynthen platform as our ImmunoLock Payload. It was designed to have very low cell permeability in order to control delivery and localization of its innate immune-activating effect. STING is a well-studied innate immune pathway capable of inducing anti-tumor immune activity. Our preclinical data show that the anti-tumor activity of Immunosynthen ADCs carrying the ImmunoLock payload is driven by the targeted activation of the STING pathway in tumor-resident immune cells and in tumor cells, in a target dependent manner. STING pathway activation in both cell types within the tumor provides the potential for enhanced anti-tumor activity with a STING-agonist ADC compared to other innate immune approaches that activate only the immune cells and are not capable of activating the tumor cells.

Immunosynthen Platform

Immunosynthen is our novel immunostimulatory ADC platform designed to take ADCs beyond the delivery of traditional cytotoxic payloads and into targeted stimulation of the innate immune system. Through the tumor-targeted delivery of a novel STING agonist, ADCs created with our Immunosynthen platform have the potential to address the challenges of efficacy, delivery and tolerability posed by the intratumoral or intravenous injection of free (unconjugated) STING agonists. We have generated preclinical data across multiple, diverse targets by creating Immunosynthen ADCs based on a variety of antibodies directed to those targets and evaluating them in a range of tumor models. In each case we have demonstrated significant anti-tumor activity in vivo (including complete tumor regressions) after a single low, well-tolerated dose. Additional characterization has demonstrated increased cytokine expression and immune cell infiltration in the tumor microenvironment, as well as the induction of immunological memory. We have demonstrated tolerability and characterized the favorable pharmacokinetic profile of Immunosynthen ADCs in non-human primates, after multiple intravenous doses and at exposures significantly higher than those required for robust efficacy in mice.
Immunosynthen ADCs have been designed to overcome the limitations of free STING agonists and to offer a highly differentiated approach from other innate immune activators due to the following:
•Non-Cell Permeable STING Agonist ImmunoLock Payload: Our novel and proprietary payload has very low cell permeability, remaining in the cell to which it is delivered by the antibody, where it can exert its effect.

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

Together these features have the potential to improve therapeutic index by selectively activating the innate immune system in the tumor environment and minimizing activation in other tissues. We are building a pipeline of Immunosynthen ADC candidates applicable to a broad range of clinical indications. Our first Immunosynthen ADC development candidate, XMT-2056 targets a novel epitope of HER2 and we expect to initiate a Phase 1 clinical trial in mid-2022.
Our product candidates

We are leveraging our platforms to develop a robust pipeline of product candidates with the potential of becoming clinically meaningful cancer therapies. Our pipeline strategy focuses on targets that have been biologically validated (either through ADCs or other modalities), where the advantages of our platforms may lead to clinically superior therapeutic benefits, where we have the potential to achieve first-in-class status, or where fast-to-market opportunities are available. Our lead product candidate, UpRi, is currently being evaluated in the UPLIFT and UPGRADE trials and we expect to initiate the UP-NEXT trial in 2022. Our next product candidate, XMT-1592, is being evaluated in a dose exploration trial. We are also advancing XMT-1660, a B7-H4-targeted Dolasynthen ADC, and XMT-2056, our first Immunosynthen ADC targeting a novel epitope of HER2, both of which are currently in IND-enabling studies. In addition, our partners have multiple ADC product candidates leveraging our Dolaflexin technology in various stages of development.
Upifitamab rilsodotin (UpRi): our NaPi2b-targeted Dolaflexin ADC

UpRi, a first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver about 10 DolaLock payload molecules per antibody. We believe the NaPi2b antigen is broadly expressed in ovarian cancer and other cancers with limited expression in normal tissue. NaPi2b is a member of the SLC34 family of sodium-dependent transporters and plays an important role in maintaining phosphate homeostasis. We initiated a Phase 1/2 clinical trial of UpRi in December 2017 with the primary objectives of determining the recommended phase 2 dose and characterizing the efficacy, safety and tolerability and the secondary objective of assessing the correlation of the NaPi2b biomarker expression and efficacy. The dose escalation portion of the trial established 43 mg/m2 up to a maximum of approximately 80 mg as the maximum tolerated dose. The expansion portion of the trial evaluated two doses, 36 mg/m2 and 43 mg/m2, up to a maximum of 80 mg.

There are currently no tests approved by the FDA to measure NaPi2b expression on tumor cells. Our initial clinical trials have not prospectively identified patients with NaPi2b-expressing tumors, but our development plan for UpRi includes the development of a proprietary immunohistochemistry assay to measure NaPi2b expression in tumors. Based on our retrospective evaluation of tumors collected in the dose escalation and expansion portions of our initial UpRi Phase 1 trial, we believe that high NaPi2b expression is present in approximately two-thirds of ovarian cancer patients. We intend to continue developing our assay in order to confirm the broad prevalence of NaPi2b expression in our target patient populations while correlating those expression levels with the efficacy observed in such patients. We are currently collaborating with a third party to create and obtain regulatory approval for our assay as a commercial companion or complementary diagnostic. We expect to use the assay to evaluate Tumor Proportion Score of greater than or equal to 75% (TPS75) to identify patients with high NaPi2b tumor expression and to help us enrich our data analyses based on biomarker expression.

Over the course of 2020, we presented early Phase 1 UpRi clinical data, including presentations at the American Society of Clinical Oncology and the European Society for Medical Oncology and at company presentations to investors. These data were from the dose escalation and expansion portions of our UpRi Phase 1 trial, and they demonstrated encouraging clinical activity in heavily-pretreated patients with a safety profile differentiated from those of first generation ADCs. In August 2020, the FDA granted Fast Track Designation for UpRi for the treatment of patients with platinum-resistant high-grade serous ovarian cancer who have received up to three prior lines of systemic therapy or patients who have received four prior lines of systemic therapy regardless of platinum status. In January 2021 and in September 2021, we provided interim clinical data updates from our expansion cohort. The interim data presented in September 2021 was based on approximately 100 ovarian patients for efficacy analysis and an overall group of approximately 200 patients for safety evaluation. All of the data from these patients were from our ongoing Phase 1/2 clinical trial. These data supported UpRi’s clinically meaningful activity in heavily-pretreated ovarian cancer patients with an objective response rate, or ORR, of approximately 34%, including complete responses, in evaluable patients with high NaPi2b tumor expression. The data also showed that UpRi was generally well tolerated without the severe toxicities commonly seen with other ADCs such as neutropenia, ocular toxicities, or peripheral neuropathy. The most common grade 3 or higher adverse events reported in this heavily pretreated trial population included fatigue and transiently increased aspartate aminotransferase. Other adverse events of clinical interest included infrequent, generally low-grade pneumonitis that generally resolves with dose reduction, delay, discontinuation and treatment with steroids. Based on these safety and efficacy data and our population pharmacokinetics analyses of the overall group of approximately 200 patients administered UpRi as of the data cut off, we determined that the phase 2 recommended dose of UpRi is 36 mg/m2 up to a total dose of approximately 80mg. This is the dose that we are currently evaluating in UPLIFT. In November 2021, we announced that we had completed enrollment of a Phase 1/2 dose escalation cohort of NSCLC adenocarcinoma patients. Based on the data collected from that cohort, we deprioritized further monotherapy development in NSCLC, instead focusing on developing UpRi in ovarian cancer.

In April 2021, we initiated UPLIFT which is enrolling patients with platinum-resistant ovarian cancer and with one to four prior lines of therapy, without regard to NaPi2b expression; however, we are confirming the potentially predictive role of the biomarker retrospectively using a novel diagnostic assay to identify patients with high NaPi2b expression. Patients with three to four prior lines of therapy may enroll without prior bevacizumab treatment, accommodating differences in bevacizumab use in early disease. The primary endpoint is ORR in the high NaPi2b patient population and the secondary endpoints are ORR in the overall population, as well as duration of response and safety. UPLIFT is ongoing with sites in the United States, Europe and Australia, and we expect to complete enrollment of approximately 100 patients with NaPi2b high expression and up to 180 patients overall in the third quarter of 2022. If we achieve positive results from UPLIFT, we believe that the trial may enable us to submit a Biologics Licensing Application, or BLA, for UpRi for the treatment of patients with platinum-resistant ovarian cancer with one to four prior lines of therapy, under the FDA's accelerated approval pathway.

In July 2021, we also initiated UPGRADE and began the umbrella trial with an initial evaluation of UpRi combined with carboplatin, a standard platinum chemotherapy used to treat patients with platinum-sensitive ovarian cancer, followed by UpRi monotherapy. The dose escalation portion of UPGRADE is intended to determine the recommended Phase 2 dose of UpRi in combination with carboplatin, and the dose exploration portion of this trial is intended to provide proof of concept for the combination. We expect to report interim data from UPGRADE in the second half of 2022. We believe data from UPGRADE will inform further development of UpRi in combination with other therapies used in platinum-sensitive ovarian cancer.

We expect to initiate UP-NEXT in the second quarter of 2022. The design of UP-NEXT was informed by discussions with the FDA and the Committee for Medicinal Products for Human Use, or CHMP. UP-NEXT could serve as a post-approval confirmatory trial, supporting the expansion of UpRi into earlier lines of therapy. We expect UP-NEXT to enroll platinum-sensitive ovarian cancer patients who have achieved a response or stable disease after platinum therapy. Eligible patients with BRCA mutation must have received prior treatment with poly adenosine diphosphate ribose polymerase, or PARP, inhibitor therapy. Additionally, eligible patients must have high NaPi2b tumor expression. In recognition of the unmet medical need and the lack of a standard of care for these patients, the trial will be randomized against placebo.
XMT-1592: our NaPi2b targeted Dolasynthen ADC

XMT-1592 was created using our Dolasynthen platform and also targets tumors that express NaPi2b. XMT-1592 comprises the same proprietary NaPi2b antibody and potent auristatin DolaLock payload with controlled bystander effect as in UpRi, with the additional features that our Dolasynthen platform offers, including homogeneity, site-specific bioconjugation and precise DAR. Preclinically, XMT-1592 has shown a differentiated profile particularly in a NSCLC adenocarcinoma model, where data suggested it was four times more efficacious than UpRi, consistent with higher payload delivery to the tumor. Based on these preclinical data, we are exploring XMT-1592 as a potential opportunity in NSCLC adenocarcinoma. XMT-1592 is currently being evaluated in Phase 1 dose exploration trial in patients with ovarian cancer and NSCLC adenocarcinoma. We expect to complete dose exploration in the second half of 2022.
XMT-1660: our B7-H4-targeted Dolasynthen ADC candidate

XMT-1660 is our B7-H4-targeted ADC created with our Dolasynthen platform. We believe the expression profile of B7-H4, a cell surface antigen, is well suited for our unique DolaLock payload. B7-H4 can be expressed on tumor cells and on immunosuppressive tumor associated macrophages, or TAMs, which may lead to additional processing of the ADC and more payload in the tumor environment. We believe DolaLock’s direct cytotoxic effect as well as its immunostimulatory effect through dendritic cell activation and immunogenic cell death are well suited to the biology of the B7-H4 target. We have generated favorable preclinical efficacy data and non-human primate tolerability data with Dolasynthen ADCs targeting B7-H4 with precise DARs of 2 and 6. We selected the DAR6 variant based on this preclinical data. We believe that targeting B7-H4 with XMT-1660 provides significant opportunities for development in areas of high unmet need such as breast cancer, endometrial and ovarian cancer. XMT-1660 is currently in IND-enabling studies, and we expect to initiate Phase 1 dose escalation for XMT-1660 in patients with solid tumors in mid-2022.
XMT-2056: our First Immunosynthen ADC candidate

XMT-2056 is our first Immunosynthen STING-agonist ADC. As described above, the therapeutic rationale of an Immunosynthen ADC is to selectively deliver the STING agonist to tumor cells and tumor-resident immune cells in a target-dependent manner, while avoiding delivery to healthy tissues. XMT-2056 is designed to offer a differentiated and complementary therapeutic approach to the treatment of HER2-expressing tumors. XMT-2056 targets a novel HER2 epitope that is distinct from the epitopes targeted by trastuzumab or pertuzumab, providing an opportunity for development as a monotherapy as well as in combination with well-established or investigational anti-HER2 agents. In preclinical studies, XMT-2056 was generally well-tolerated in non-human primate studies with no clinical signs and no adverse findings in clinical pathology or histopathology after single and repeat intravenous doses. XMT-2056 is currently in IND-enabling studies, and we expect to initiate Phase 1 dose escalation for XMT-2056 in patients with solid tumors in mid-2022.
Ovarian cancer unmet need and epidemiology

Worldwide, ovarian cancer had incidence of approximately 314,000 and caused an estimated 207,000 deaths in 2020. With a U.S. incidence of approximately 21,000 and mortality of 14,000 in 2021 according to the National Cancer Institute Surveillance, Epidemiology and End Results Program, ovarian cancer was the second most common gynecologic malignancy and the most common cause of gynecologic cancer death in the United States. Diagnosis is made histologically, and evaluation is commonly performed following surgical removal of an ovary or fallopian tube or biopsies of the peritoneum. The ovarian cancer standard of care is characterized by initial surgery followed by platinum-containing chemotherapy followed by periods of either observation or maintenance. Nearly 85% of ovarian cancer patients typically relapse following initial treatment. Subsequent treatment depends on the depth and duration of response to initial platinum treatment. Ovarian cancer patients who progress within six months of completion of platinum-based therapy are considered to have platinum-resistant disease. Unmet medical need is significant for patients with platinum-resistant ovarian cancer as treatment options are mainly limited to single agent chemotherapies such as pegylated liposomal doxorubicin, topotecan and paclitaxel. Multiple Phase 3 trials of single agent chemotherapies in patients with platinum-resistant disease and one to three prior therapies have exhibited an overall response rate of 4-12% and median progression-free survival of 3-4 months.
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

NSCLC unmet need and epidemiology
Worldwide, lung cancer had an incidence of approximately 2.2 million and caused an estimated 1.8 million deaths in 2020. With a U.S. incidence of approximately 236,000 new cases and over 130,000 deaths in 2021, lung cancer was the deadliest form of cancer in the United States. The five year survival rate is less than 20% on average. Approximately 95% of all lung cancers are classified as either small cell lung cancer or NSCLC. NSCLC can be further divided into squamous or non-squamous. The majority of non-squamous NSCLC is classified as adenocarcinoma. These histological distinctions are important for proper staging, treatment and prognosis. For patients with NSCLC, initial treatment is largely determined by the stage of disease. Surgical resection offers the best opportunity for long-term survival and cure in patients with resectable early-stage NSCLC. Locally-advanced NSCLC is treated by combinations of radiotherapy, immunotherapy, chemotherapy and surgery. The majority of patients present with inoperable disease. Metastatic NSCLC is managed with systemic chemotherapy and immunotherapy.
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

Breast cancer unmet need and epidemiology
Worldwide, breast cancer was the most common cancer with an incidence of approximately 2.3 million and estimated 685,000 deaths in 2020. The U.S. incidence was approximately 282,000 new cases with over 43,600 deaths in 2021. While patients with localized disease typically have a relatively good prognosis, the 5-year survival of patients with distant metastasis is only 29%. There are four main female breast cancer subtypes, which are, in order of prevalence: Hormone Receptor positive (HR+)/ Human Epidermal Growth Factor Receptor 2 negative (HER2-) (“Luminal A”), HR-/HER2- (“Triple Negative”), HR+/HER2+ (“Luminal B”), and HR-/HER2+ (“HER2-enriched”). Treatment choice is driven by both subtype and stage of disease. Surgical resection offers the best opportunity for long-term survival and cure in patients with resectable early-stage disease. Some patients receive radiation therapy and/or systemic therapy post-surgery, with treatment choice driven by cancer subtype.
Systemic therapy is the mainstay of treatment for metastatic breast cancer. Once again, the treatment choice is determined by cancer subtype and by what treatments patients have received previously. The primary treatment option for patients who are HR+ is endocrine therapy, including aromatase inhibitors. Patients who are HER2+ are usually treated with HER2 targeting agents such as trastuzumab and pertuzumab, among others. Other targeted agents that are used in metastatic breast cancer include CDK4/6 inhibitors, mTOR inhibitors, PARP inhibitors, PIK3CA inhibitor, immunotherapy and ADCs. Patients can also receive chemotherapies, alone or in combination with other agents. In addition, a number of new therapeutic options are under clinical investigation. Despite the availability of these treatment options, outcomes in metastatic breast cancer continue to be poor, and new treatments that improve survival and quality of life are urgently needed.

Strategic partnerships
Strategic partnerships with leading biopharmaceutical companies to advance Dolasynthen and Dolaflexin ADC product candidates

We believe that our ADC platforms have broad applicability across a number of targets. In February 2022, we entered into a research collaboration and license agreement with Janssen Biotech, Inc., or Janssen, to collaborate on the discovery of Dolasynthen ADCs for up to three antigen targets utilizing Janssen’s antibodies, with Janssen leading development, manufacturing and commercialization worldwide. We refer to this as the Janssen Collaboration. Our primary objective in entering into the Janssen Collaboration was to collaborate with a leading global pharmaceutical company to further validate the potential of our Dolasynthen platform, to enable novel ADC product candidates, to provide near-term funding and to drive significant long-term value. We have also used strategic partnering to accelerate bringing Dolaflexin ADCs to patients. In 2014, we entered into a collaboration with Merck KGaA for the development and commercialization of ADC product candidates utilizing Dolaflexin for up to six target antigens; we refer to this as the Merck KGaA Collaboration. In entering into the Merck KGaA Collaboration, our primary objectives were to collaborate with leading pharmaceutical company to further validate the potential of ADC product candidates utilizing Dolaflexin, as well as to provide near-term funding and to drive significant long-term value. Under these collaboration agreements, we own the rights to any improvements to our ADC platform(s). The details of our material existing strategic partnerships are as follows:

Janssen Collaboration

In February 2022, we entered into the Janssen Collaboration pursuant to which we granted Janssen an exclusive license to use our proprietary Dolasynthen platform and other technology to develop, manufacture and commercialize antibody-drug conjugates directed to up to three targets selected by Janssen. Our responsibilities are to perform bioconjugation activities to create ADCs for Janssen based on antibodies provided by Janssen. We will also perform certain chemistry, manufacturing and controls development and early stage manufacturing activities for ADCs that Janssen progresses through development, up to and including the manufacturing of clinical drug substance, at Janssen’s cost. Except with respect to this limited manufacturing, Janssen will be responsible for the further development, manufacturing and commercialization of the ADCs developed under the Janssen Collaboration, including obtaining any necessary regulatory approvals, at Janssen’s cost.

Under the terms of the Janssen Collaboration, we received an upfront payment of $40 million. Certain development and regulatory milestones will also be payable by Janssen for the research programs, including upon certain discovery milestones, initiation of certain clinical trials, and regulatory approval of certain licensed products in certain geographies, with an aggregate total of up to $501 million in the event ADCs directed to all three targets are advanced by Janssen. In the event the ADCs developed by Janssen are commercialized, we are eligible to receive certain commercial milestones for each program upon the achievement of specified aggregate sales thresholds based on all ADCs for an applicable target, with an aggregate total of up to approximately $530 million in the event ADCs directed to all three targets are commercialized by Janssen. In addition, we are eligible to receive tiered royalties at percentages ranging from the mid-single digits to the low-double digits on future net sales of ADCs.

The Janssen Collaboration will remain in effect, unless earlier terminated, until the expiration of the last-to-expire royalty term for the last ADC. Royalty term means on an ADC-by-ADC and country-by-country basis, the period commencing upon the first commercial sale of an ADC in such country and ending upon the latest to occur of: (a) the date of expiration of the last royalty-bearing patent claim with respect to such ADC in such country; (b) the expiration of regulatory exclusivity for such ADC in such country, if any; and (c) the tenth (10th) anniversary of the first commercial sale of such ADC in such country. Upon the expiration of the royalty term with respect to an ADC in a country, Janssen’s license becomes a perpetual, irrevocable, non-exclusive, fully-paid and royalty-free right and license, with the right to grant sublicenses, under the relevant platform technology and our interest in any joint technology to develop, manufacture, commercialize and otherwise exploit such ADC in such country.

Merck KGaA Collaboration

In June 2014, we entered into the Merck KGaA Collaboration under which we formed a strategic partnership with Merck KGaA because of their expertise in oncology drug development. Under this agreement, we are responsible for generating ADC product candidates against Merck KGaA-selected target antigens. Merck KGaA received rights to select up to six target antigens, of which it has selected all six. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for generating Dolaflexin and conjugating this to such antibodies to create the ADC product candidates. With respect to each target antigen selected by Merck KGaA, we granted Merck KGaA an exclusive, worldwide license under certain of our Fleximer ADC-related patents and know-how to develop, manufacture and commercialize ADC product candidates directed to such target antigen. Merck KGaA is then responsible for the further development and commercialization of these ADC product candidates. In addition, if Merck KGaA advances candidates, we are responsible for manufacturing these ADC product candidates for good laboratory practices toxicology studies and Phase 1 clinical trials at Merck KGaA’s expense and Merck KGaA is responsible for all further manufacture of these ADC product candidates. Merck KGaA is required to pay its own costs in the development, commercialization and manufacture of these ADC product candidates and to reimburse us for our costs incurred in performing our research activities under this agreement.

Through December 31, 2021, we have received an upfront payment of $12 million and milestone payments of $3 million under the Merck KGaA Collaboration. If products are successfully developed and commercialized against all six target antigens, we would be entitled to receive future development, regulatory and commercial milestones of up to $777 million. We are entitled to receive tiered royalties in the low- to mid-single digit percentages on net sales of products targeting Merck KGaA’s target antigens during the applicable royalty term if products are successfully developed and commercialized by Merck KGaA under the Merck KGaA Collaboration.

Unless earlier terminated, the Merck KGaA Collaboration will expire upon the expiration of the last royalty term for a product under the agreement in all countries or, if Merck KGaA does not designate any ADC product candidates produced by us under the agreement as preclinical development candidates, upon the expiration of the last-to-expire research program. The royalty term means, on a product-by-product and country-by-country basis, the period commencing upon the first commercial sale of a product and ending upon the later to occur of: (i) the expiration of the last Mersana patent right that covers or claims the exploitation of such product in such country, or (ii) 10 years from the date of first commercial sale of such product in such country. Upon the expiration of each royalty term for each product on a country-by-country basis, Merck KGaA’s exclusive license will convert to a perpetual, non-exclusive, royalty-free license with respect to such product in such country. Merck KGaA may terminate the Merck KGaA Collaboration in its entirety or with respect to any target antigen for convenience upon 60 days’ prior written notice. Each party may terminate the Merck KGaA Collaboration in its entirety upon an uncured material breach of the agreement by the other party.

Asana Biosciences collaboration agreement

In March 2012, we entered to a collaboration agreement with Asana Biosciences, or Asana (by assignment from Endo Pharmaceuticals Inc.). Pursuant to the terms of this agreement, we used Asana’s novel antibodies to develop novel ADCs using our fleximer technology. Asana is responsible for product development, manufacturing and commercialization of any ADC products.

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
Recepta license for the NaPi2b antibody

In July 2015, we entered into a license agreement with Recepta Biopharma S.A., or Recepta, a Brazilian biopharmaceutical company, licensing Recepta’s NaPi2b antibody for use in UpRi and XMT-1592 and granting Recepta the exclusive right to commercialize UpRi and XMT-1592 in Brazil, which was amended in September 2021. We refer to this as the Recepta License. Under the Recepta License, Recepta granted us an exclusive license and sub-license with respect to certain patents licensed by Recepta from Ludwig Institute for Cancer Research and technology owned by Recepta to develop and exploit products containing Recepta’s NaPi2b antibody, including UpRi and XMT-1592, worldwide for the diagnosis, prophylaxis and treatment of human cancer. We granted Recepta an exclusive license under our rights in such patents and technology and certain of our ADC-related patents and technology to commercialize any such products developed by us, including UpRi and XMT-1592, in Brazil. We are responsible for using commercially reasonable efforts to develop and commercialize products under the Recepta License globally, with at least one trial site in our Phase 3 clinical trials, and at our own expense in certain major markets. Recepta may conduct development activities in Brazil at its own expense after providing us the opportunity to first conduct such activities at Recepta’s expense. If a product is successfully developed and commercialized by Recepta in Brazil, we will use diligent efforts to enter into an agreement for the supply of such products to Recepta for sale in Brazil.

Under the Recepta License, we paid Recepta an upfront payment of $1 million during the year ended December 31, 2015 and are obligated to pay Recepta up to $65.5 million in development, regulatory and commercial milestones and tiered royalties in the low-single digit percentages on net sales of products outside of Brazil until the expiration of the royalty term if products are successfully developed and commercialized. Through December 31, 2021, we have incurred $4.0 million and paid $2.8 million in development milestone payments. We are entitled to receive tiered royalties in the low- to mid-single digit percentages on net sales of products in Brazil until the expiration of the royalty term if products are successfully developed and commercialized. The royalty term means, on a product-by-product and country-by-country basis, the period ending upon the later of (i) with respect to products commercialized by Mersana, the expiration of the last-to-expire Recepta patent that covers the product in such country (including the term of any applicable supplementary protection certificate) or with respect to products commercialized by Recepta, the expiration of the last-to-expire Mersana patent that covers the product in Brazil (including the term of any applicable supplementary protection certificate) or (ii) 10 years from the date of first commercial sale of such product in such country. Upon the expiration of each royalty term in each country for each applicable product, the exclusive licenses granted to each party under the agreement will become fully-paid up and royalty-free. The Recepta License will remain in effect until otherwise terminated as set forth below. We may terminate the Recepta License for convenience in its entirety or on a country-by-country basis (except with respect to Brazil) or product-by-product basis upon 180 days’ prior written notice for a termination in its entirety or upon 45 days’ prior written notice for a termination in part. Each party may terminate the Recepta License in its entirety upon bankruptcy or similar proceedings of the other party, upon a patent challenge by the other party or upon an uncured material breach of the agreement by the other party. However, if such breach only relates to one country, the Recepta License may only be terminated with respect to such country.
Synaffix commercial license agreement
In January 2019, we entered into a commercial license agreement with Synaffix B.V., or Synaffix, which we amended and restated in November 2021 to expand our relationship with Synaffix. We refer to the amended and restated agreement as the Synaffix License. Under the Synaffix License, we have the right to develop, manufacture and commercialize ADCs directed to targets using Synaffix’s proprietary site-specific conjugation technology for up to twelve targets. Through December 31, 2021, we have licensed two targets from Synaffix in connection with our development of XMT-1592 and XMT-1660, for which we have paid $1.5 million in license fees, and $0.8 million in milestone payments. We are required to make milestone payments to Synaffix of up to an aggregate of $28.0 million in development and regulatory milestones and up to $20.0 million in one-time sales milestones based on the achievement of annual sales objectives for each of these two targets. Additionally, we paid upfront fees of $2.5 million at the time of amending and restating the Synaffix License in November 2021, which may be applied to reservation and license fees associated with our selection of the next three targets. Upon licensing any future targets, we will be obligated to pay in the range of $48.0 million to $117.0 million for issuance, development, regulatory and one-time sales milestones. We further amended the Synaffix License in February 2022 in connection with the Janssen Collaboration and agreed to pay Synaffix an additional fee of $1.5 million which may be applied to future reservation and license fees, as well as certain portions of potential future development milestones.
Upon commencement of commercial sales of any ADC product directed to a licensed target, if any, we are required to pay to Synaffix tiered royalties in the low-single digit percentages on net sales of the respective products. The Synaffix License remains in effect on a country-by-country and licensed product-by-licensed product basis until the expiration of the last-to-expire valid claim in a patent licensed under the Synaffix License covering such product in such country. Upon the expiration of the Synaffix License for each licensed product in each country, the licenses granted to us for such product in such country will become fully paid-up and perpetual. We may terminate the Synaffix License in its entirety or on a licensed product-by-licensed product basis at any time. Either party may terminate the Synaffix License, subject to a specified notice and cure period, for a breach by the other party of a material provision of the agreement or upon an insolvency-related event experienced by the other party.
Manufacturing
We do not own or operate and currently have no plans to establish any current good manufacturing practices, or cGMP, compliant manufacturing facilities. We currently rely, and expect to continue to rely, on external Contract Manufacturing Organizations, or CMOs, for the manufacture of product to support our activities through regulatory approval and commercial manufacturing. We have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs. In the future, we expect to use these CMOs to manufacture commercial supply of our products, which will require these CMOs to increase scale of production. We do not currently have qualified alternate suppliers in the event the current CMOs that we utilize are unable to scale production for commercial manufacturing. The Dolaflexin, Dolasynthen and Immunosynthen manufacturing processes involve readily available starting materials and use unit operations that are well-precedented in the field of chemical/pharmaceutical production. The current UpRi supply chain utilizes the same vendors that we could use for commercialization. The current XMT-1592 supply chain utilizes the same vendors that we could use for commercialization with the exception of components necessary for the Synaffix bioconjugation technology, where the identification of a commercially capable vendor is ongoing. The current supply chains for XMT-1660 and XMT-2056 have several vendors in common, and based on what we know today, we believe we could use these vendors for commercialization purposes.
Government regulation
The research, development, testing, manufacture, quality control, packaging, labeling, storage, record-keeping, distribution, import, export, promotion, advertising, marketing, sale, pricing and reimbursement of drug and biologic products are extensively regulated by governmental authorities in the United States and other countries. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory requirements, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to biological product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.
U.S. government regulation of biological products
In the United States, the FDA licenses biological products, or biologics, under the Public Health Service Act, or the PHSA, and regulates such products under the Food, Drug and Cosmetic Act, or FDCA. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. A sponsor seeking approval to market and distribute a new biologic in the United States must satisfactorily complete each of the following steps:
•completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practices, or GLP, regulations or other applicable regulations;
•design of a clinical protocol and submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated when certain changes are made;
•approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
•preparation and submission to the FDA of a BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
•review of the BLA by an FDA advisory committee, where applicable;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the biologic is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the BLA; and
•FDA review and approval of the BLA, which may be subject to additional post- approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post- approval clinical trials required by the FDA.
Preclinical studies
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND.

Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
The IND and IRB processes
An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may proceed. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so. No more than 30 days after the imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following the issuance of a clinical hold or partial clinical hold, a clinical investigation may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical trial subjects.
A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived by the FDA. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial data as support for an IND or application for marketing approval. Specifically, the trials must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data.
In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and re-approve the trial at least annually. The IRB, which must operate in compliance with FDA regulations, must review and approve, among other things, the clinical trial protocol and informed consent information to be provided to trial subjects and must monitor the trial until completed. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated checkpoints based on review of available data from the trial, to which only the DSMB maintains access. Suspension or termination of development during any phase of a clinical trial can occur if the DSMB determines that the participants or patients are being exposed to an unacceptable health risk.
Expanded access
Expanded access, sometimes called “compassionate use,” is the use of investigational new products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings);

intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or Treatment IND Application.
When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational product for the requested treatment will not interfere with the initiation, conduct or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.
There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act, or the Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
Human clinical trials
Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of a qualified investigator in accordance with GCP requirements which include, among other things, the requirement that all research subjects provide their informed consent in writing before they participate in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the trial, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. The FDA has issued regulations authorizing a sponsor to transfer certain responsibilities for the conduct of a clinical trial to a contract research organization, or CRO.
Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional trials may also be required after approval.
Phase 1 clinical trials are initially conducted in a limited population, which may be healthy volunteers or subjects with the target disease, to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the product candidate’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.
Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are typically well-controlled and closely monitored.
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken using a larger patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a new biologic product. Such Phase 3 clinical trials are referred to as “pivotal” trials.

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the trial will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.
In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials, typically referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials, such as to verify clinical benefit in the case of products approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting mandatory Phase 4 clinical trials could result in withdrawal of FDA approval for products.
In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, clinical trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.
Interactions with FDA during the clinical development program
Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious adverse events occur. These reports must include a development safety update report, or DSUR. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other trials or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before a BLA is submitted (Pre-BLA meeting). Meetings at other times may also be requested. There are three types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use.
Manufacturing and other regulatory requirements
Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, and purity of the finished product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.
Pediatric trials
Under the Pediatric Research Equity Act, or PREA, applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric clinical trial or trials that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials along with supporting information. The sponsor and the FDA must reach agreement on a final plan. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.
For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial PSP or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the PSP.
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.
Expedited review programs
The FDA is authorized to expedite the review of applications in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.
•Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
•Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
•Accelerated approval. Biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
•Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
None of these expedited programs changes the standards for approval but each may help expedite the development or approval process governing product candidates.
Submission and filing of BLAs
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for FY2022 this application fee is approximately $3.1 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $369,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, including where the applicant is a small business submitting its first human therapeutic application for review.
The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.
After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.
In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA.
Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval.
The FDA also may require submission of a REMS if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.
Decisions on BLAs
After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients. This assessment is informed by the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.
A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Post-approval requirements
Following approval of a new prescription product, the manufacturer, the approved product and the product’s manufacturing locations are subject to pervasive and continuing regulation by the FDA, governing, among other things, monitoring and record-keeping activities, reporting of adverse experiences with the product and product problems to the FDA, product sampling and distribution, manufacturing and promotion and advertising. Although physicians may prescribe legally available products for unapproved uses or patient populations (i.e., “off-label uses”), manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a biologic.
If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes products, as well as adverse public relations and reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new application or supplement, which may require the sponsor to develop additional data or conduct additional preclinical studies and clinical trials. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety and efficacy in the new indication. Even if such trials are conducted, the FDA may not approve any expansion of the labeled indications for use in a timely fashion, or at all. There also are continuing, annual user fee requirements that are now assessed as program fees for certain products.
In addition, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market clinical trials requirement to assess new safety risks or imposition of distribution or other restrictions under a REMS program.
Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about a product;
•mandated modification of promotional materials and labeling and issuance of corrective information;
•fines, warning letters, untitled letters or other enforcement-related letters or clinical holds on post-approval clinical trials;

•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.
Regulatory exclusivity governing biologics
When a biological product is licensed for marketing by FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021.
Under the BPCIA, a manufacturer may submit an application for a product that is “biosimilar to” a previously approved biological product, which the statute refers to as a “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity and potency. The biosimilar sponsor may demonstrate that its product is biosimilar to the reference product on the basis of data from analytical studies, animal studies and one or more clinical trials to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved.
For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find not only that the product is biosimilar to the reference product but also that it can be expected to produce the same clinical results as the reference product such that the two products may be switched without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. Following approval of the interchangeable biosimilar product, the FDA may not grant interchangeability status for any second biosimilar until one year after the first commercial marketing of the first interchangeable biosimilar product.
A reference biological product is granted 12 years of exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. Even if a product is considered to be a reference product eligible for exclusivity, however, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, purity, and potency of their product. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.
Orphan drug designation and exclusivity
Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the product for the disease or condition will be recovered from sales of the product in the United States.
Orphan drug designation qualifies a company for tax credits and potentially market exclusivity for seven years following the date of the product’s approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests. The product must then go through the review and approval process like any other product.
A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first approved product. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.
If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same disease or condition for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.
The period of market exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the disease or condition for which the product has been designated. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by FDA.
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.
Pediatric exclusivity
Pediatric exclusivity is a type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity. For biologic products, the six month period may be attached to any existing regulatory exclusivities but not to any patent terms. The conditions for pediatric exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the sponsor agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. This six‑month exclusivity may be granted if a sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patents that cover the product are extended by six months. Although this is not a patent term extension, it effectively extends the regulatory period during which the FDA cannot approve another application.
Patent term restoration and extension
In the United States, a patent claiming a new product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch‑Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one‑half the time between the effective date of the IND involving human beings and the submission date of the BLA, plus the time between the submission date of the application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.
Companion diagnostics
In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel biologics, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the therapeutic product and in vitro companion diagnostic device on issues related to co-development of the products.
The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND application alone, or both an IND- and IDE-application.
In April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple biological oncology products, when appropriate. This guidance builds upon existing policy regarding the labeling of companion diagnostics. In its 2014 guidance, the FDA stated that if evidence is sufficient to conclude that the companion diagnostic is appropriate for use with a specific group of therapeutic products, the companion diagnostic’s intended use/indications for use should name the specific group of therapeutic products, rather than specific products. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).
Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, diagnostic tests require pre-notification marketing clearance or approval from the FDA prior to commercial distribution.
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee.
Healthcare compliance
In the United States, biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to healthcare providers and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include the following:
•federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
•federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, or HHS, for re-disclosure to the public, as well as ownership and investment interests held by certain healthcare providers and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•laws and regulations prohibiting bribery and corruption such as the Foreign Corrupt Practices Act, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.
Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid. Ensuring compliance is time consuming and costly. Similar healthcare laws and regulations exist in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.
Healthcare reform
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and reimbursement for medical products and other changes to the healthcare system in the United States.
In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter.
Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December

14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.
The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order that directs federal agencies to reconsider rules and other policies that limit access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID‑19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.
Pharmaceutical prices
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription products from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of products from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.
On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require pharmaceutical manufacturers and other entities in the supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Federal and state data privacy laws
There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.
At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws and other states will likely be considering similar laws in the near future.
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.
Approval and regulation of medical products in the European Union
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member European Union, before we may commence clinical trials or market products in those countries or areas. In the European Union, our product candidates also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls.
With the exception of the European Union and European Economic Area, or EEA, applying the harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
Clinical trials
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.
Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.
Marketing authorization in the European Union
Marketing authorization applications, or MAAs, can be filed either under the so-called centralized or national authorization procedures, albeit through the mutual recognition or decentralized procedure for a product to be authorized in more than one EU Member State.
The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency, or EMA, that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway, which are part of the EEA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/ AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.
There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:
•Decentralized procedure. Using the decentralized procedure, a sponsor may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. The sponsor may choose a member state as the reference member State to lead the scientific evaluation of the application.
•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State (which acts as the reference member state), in accordance with the national procedures of that country. Following this, further marketing authorizations can be progressively sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization produced by the reference member state.
Under the above-described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Conditional approval
In particular circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new clinical trials and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
Pediatric trials
Prior to obtaining a marketing authorization in the European Union, sponsors have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for pediatric population. Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

PRIME designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage product development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated agency contact and rapporteur from the CHMP or Committee for Advanced Therapies are appointed early in the PRIME scheme, facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance to the sponsor on the overall development and regulatory strategies.
Periods of authorization and renewals
A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the product on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).
Regulatory requirements after marketing authorization
As in the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. The holder of an EU marketing authorization for a medicinal product must, for example, comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the European Union is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients.
In the European Union, the advertising and promotion of approved products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with clinicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion, which is prohibited in the European Union.
Regulatory exclusivity
In the European Union, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic sponsors from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic sponsor from commercializing its product in the European Union until ten years have elapsed from the initial authorization of the reference product in the European Union. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Orphan drug designation and exclusivity
The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life- threatening or chronically debilitating condition, (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. The term ‘significant benefit’ is defined in Regulation (EC) 847/2000 to mean a clinically relevant advantage or a major contribution to patient care.
Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten year market exclusivity period, the EMA or the competent authorities of the Member States of the EEA, cannot accept an application for a marketing authorization for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The sponsor will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The ten-year market exclusivity in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if: (1) the second sponsor can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the sponsor consents to a second orphan medicinal product application; or (3) the sponsor cannot supply enough orphan medicinal product.
Pediatric exclusivity
If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the trial results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.
Patent term extensions
The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a product. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the European Union, sponsors must apply on a country‑by‑country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.
Reimbursement and pricing of prescription pharmaceuticals
In the European Union, similar political, economic and regulatory developments to those in the United States may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, pharmaceutical firms may be required to conduct a clinical trial that compares the cost-effectiveness of the product to other available therapies.

Approval of companion diagnostic devices
In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745), or MDR which came into force on May 26, 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the European Union for medical devices.
Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation, or IVDR, (EU) 2017/746, which will become effective in May 2022. The new regulation will replace the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device have until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. Once applicable, the regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
General Data Protection Regulation
Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.
The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the withdrawal of the United Kingdom from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR.
Brexit and the regulatory framework in the United Kingdom
The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of

January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

Intellectual property
We actively seek to protect the proprietary technology that we consider important to our business, including pursuing patents that cover our ADC platforms, proprietary compositions of matter, ADC product candidates and methods of using and manufacturing the same, as well as any other relevant inventions and improvements that are considered commercially important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

Our commercial success will depend significantly on our ability to obtain and maintain patents and other proprietary protection for the technology, inventions and improvements we consider important to our business, and to defend our patents, preserve the confidentiality of our trade secrets and operate without infringing the patents and proprietary rights of third parties. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S., international (under Patent Cooperation Treaty, or PCT) and foreign patent applications related to our proprietary technology, inventions and improvements that we consider to be important to the development and implementation of our business. We also believe in protecting our unpatented trade secrets and know-how and continuing our technological innovation to develop our business and to maintain our competitive position.
The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any of our patents.
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

As of January 31, 2022, we owned, in all of our patent portfolios, 22 issued U.S. patents, 13 pending non-provisional U.S. patent applications, five pending provisional U.S. patent applications, 102 issued foreign patents, five pending PCT patent applications and 138 pending foreign patent applications (including four allowed foreign patent applications) in a number of foreign jurisdictions, including, but being not limited to, Argentina, Australia, Brazil, Canada, China, Europe, Eurasia, Gulf Cooperation Council, Hong Kong, Israel, India, Japan, Mexico, Macau, Pakistan, New Zealand, Russia, South Korea, South Africa, and Taiwan. Our 10 issued U.S. patents covering our Fleximer ADC platform are projected to expire in 2032, excluding any additional term for patent term adjustments or patent term extensions; our two issued U.S. patents covering our Dolaflexin

ADC platform are projected to expire in 2034 and 2038, excluding any additional term for patent term adjustments or patent term extensions; our one issued U.S. patent covering our STING agonist payload is projected to expire in 2040, excluding any additional term for patent term adjustments or patent term extensions; our additional nine issued U.S. patents are projected to expire between 2032 and 2037, excluding any additional term for patent term adjustments or patent term extensions; and any patent that may issue from our pending U.S. applications is projected to expire between 2037 and 2042, in each case, excluding any additional term for patent term adjustments or patent term extensions. In addition, we have exclusively in licensed four issued U.S. patents and one issued European patent for the NaPi2b antibody from Recepta, which Recepta licensed from Ludwig Institute for Cancer Research. These in-licensed issued U.S. and European patents are projected to expire in 2029, excluding any additional term for patent term adjustments or patent term extensions. Recepta still owns one pending Brazilian patent application for the NaPi2b antibody, which is not licensed to us. A patent issuing from this Brazilian patent application is projected to expire in 2029. We have also non-exclusively in-licensed from Synaffix certain patents and patent applications for their proprietary site-specific conjugation technology. These in-licensed Synaffix patents and patent applications are seven issued US patents, four pending non-provisional U.S. patent applications, eight issued foreign patents, one pending PCT patent applications and 14 pending foreign patent applications, in a number of foreign jurisdictions, including, but being not limited to, China, Europe, India, Japan, and Netherlands. These in-licensed issued U.S. and European patents are projected to expire from 2031 to 2040, excluding any additional term for patent term adjustments or patent term extensions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before they are granted. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.
The intellectual property portfolio of our ADC platforms, our ADC product candidates and components thereof and companion diagnostics are summarized below. Some of these portfolios are in very early stages and prosecution has yet to commence on some of the pending patent applications. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be narrowed (sometimes significantly) by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.
Fleximer ADC platform
The intellectual property portfolio for our Fleximer ADC platform is directed to compositions of matter for the Fleximer ADCs, as well as methods of using and making these novel conjugates, compositions of matter for Fleximer drug conjugates prior to conjugation with the antibody or antibody fragment and methods of making the same, and compositions of matter for our proprietary auristatin DolaLock compounds and conjugates thereof (e.g., to Fleximer and/or an antibody or antibody fragment). As of January 31, 2022, we owned 10 issued U.S. patents, one pending non-provisional U.S. patent application, 48 issued foreign patents, and four pending foreign patent applications (including one allowed foreign patent application) in a number of foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, Russia, South Korea, and Taiwan. Any U.S. or foreign patent issuing from the pending applications covering the Fleximer ADC platform is projected to expire in 2032, excluding any additional term for patent term adjustments or patent term extensions.
Dolaflexin ADC platform
The intellectual property portfolio for our Dolaflexin ADC platform is directed to compositions of matter for the Dolaflexin ADCs, as well as methods of using and making these novel conjugates, compositions of matter for Dolaflexin drug conjugates prior to conjugation with the antibody or antibody fragment and methods of making the same. As of January 31, 2022, we owned two issued U.S. patents, 34 issued foreign patent, and 11 pending foreign patent applications in a number of foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, Russia, South Africa and Taiwan. Any U.S. or foreign patent issuing from the pending applications covering Dolaflexin ADC platform is projected to expire in 2034, and any U.S. or foreign patent issuing from the pending applications covering the method of making the Dolaflexin ADC is projected to expire in 2038, excluding any additional term for patent term adjustments or patent term extensions.
UpRi ADC

The intellectual property portfolio for UpRi, our leading NaPi2b ADC product candidate is directed to compositions of matter for our novel ADC based on exclusively in licensed NaPi2b antibody and our Dolaflexin platform, as well as methods of using, making these novel conjugates, methods of administration and companion diagnostics. As of January 31, 2021, we owned four pending non-provisional U.S. patent applications (including one allowed U.S. patent application), 37 pending foreign patent applications, and one pending PCT application directed to the composition of matter for UpRi, methods of using and making same, companion diagnostics for UpRi ADC and UpRi dosing regimens. We also intend to enter the national/regional phase of the pending PCT patent application in foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, South Korea, Macau, Mexico and South Africa. Any U.S. or foreign patent issuing from the pending applications covering UpRi is projected to expire in 2037, and any U.S. or foreign patent issuing from the pending applications covering UpRi companion diagnostics is projected to expire in 2038, excluding any additional term for patent term adjustments or patent term extensions, and any U.S. or foreign patent issuing from the pending applications covering the UpRi dosing regimens is projected to expire in 2039.
In addition, as mentioned above, we have exclusively in licensed four issued U.S. patents and one issued European patent for the novel NaPi2b antibody from Recepta, which Recepta licensed from Ludwig Institute for Cancer Research. These in licensed issued U.S. and European patents are projected to expire in 2029, excluding any additional term for patent term adjustments or patent term extensions. Recepta still owns one pending Brazilian patent application for the NaPi2b antibody, which is not licensed to us. A patent issuing from this Brazilian patent application is projected to expire in 2029.
Dolasynthen ADC platform

The intellectual property portfolio for our novel Dolasynthen platform is directed to compositions of matter for the novel scaffold and ADCs thereof, as well as methods of using and making these novel conjugates and scaffolds. As of January 31, 2022, we owned one issued U.S. patent, two pending non-provisional U.S. patent application, 30 pending foreign patent applications. in a number of foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, South Korea, and Taiwan. Any U.S. or foreign patent issuing from the pending applications covering the novel Dolasynthen platform is projected to expire between 2037 and 2039, excluding any additional term for patent term adjustments or patent term extensions.
XMT-1592 ADC

The intellectual property portfolio for XMT-1592, our other NaPi2b ADC product candidate, is directed to compositions of matter for our novel ADC based on exclusively in licensed NaPi2b antibody and our Dolasynthen platform, as well as methods of using, making, and administration of these novel conjugates. As of January 31, 2022, we owned one pending non-provisional U.S. patent application, three pending foreign patent applications, including Taiwan, and one pending PCT patent application. We intend to enter the national/regional phase of the PCT patent applications in a number of foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, South Korea, New Zealand, South Africa, Saudi Arabia, and United Arab Emirates. Any U.S. or foreign patent issuing from the pending applications covering XMT-1592 is projected to expire in 2041, excluding any additional term for patent term adjustments or patent term extensions.

In addition, as described above with respect to NaPi2b antibody, we have exclusively in-licensed four issued U.S. patents and one issued European patent for the novel NaPi2b antibody from Recepta, which Recepta licensed from Ludwig Institute for Cancer Research. These in-licensed issued U.S. and European patents are projected to expire in 2029, excluding any additional term for patent term adjustments or patent term extensions. Recepta still owns one pending Brazilian patent application for the NaPi2b antibody, which is not licensed to us. A patent issuing from this Brazilian patent application is projected to expire in 2029. We have also non-exclusively in-licensed from Synaffix certain patents and patent applications for their proprietary site-specific conjugation technology. These in-licensed Synaffix patents and patent applications are seven issued US patents, four pending non-provisional U.S. patent applications, eight issued foreign patents, one pending PCT patent applications and 14 pending foreign patent applications, in a number of foreign jurisdictions, including, but being not limited to, China, Europe, India, Japan, and Netherlands. These in-licensed issued U.S. and European patents are projected to expire from 2031 to 2040, excluding any additional term for patent term adjustments or patent term extensions.
XMT-1660 ADC

The intellectual property portfolio for XMT-1660, our site-specific B7-H4 ADC product candidate is directed to compositions of matter for our novel ADC based on our novel B7-H4 antibody and our Dolasynthen platform, as well as methods of using, making these novel conjugates and administration of these novel conjugates. As of January 31, 2022, we owned one pending non-provisional U.S. patent application, one pending provisional application, three pending foreign patent applications, including Taiwan, and one pending PCT patent application. We intend to enter the national/regional phase of the PCT patent applications in a number of foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, South Korea, New Zealand, South Africa, Saudi Arabia, and United Arab Emirates. Any U.S. or foreign patent issuing from the pending applications covering XMT-1660 is projected to expire in 2042, excluding any additional term for patent term adjustments or patent term extensions.

Immunosynthen ADC platform and XMT-2056

The intellectual property portfolio for our novel Immunosynthen platform is directed to compositions of matter for the novel STING agonists and ADCs thereof, including XMT-2056, our Her-2 ADC development candidate that targets a novel epitope of HER2, as well as methods of using and methods of making these novel payloads and ADCs. As of January 31, 2022, we owned one issued U.S. patent, one pending non-provisional U.S. patent applications, five pending foreign patent applications, including Taiwan, and two pending PCT patent applications related to our the novel STING agonists, and one pending non-provisional U.S. patent application, three pending foreign patent applications, including Taiwan, and one pending PCT patent applications related to our Immunosynthen platform. We intend to enter the national/regional phase of the PCT patent applications in a number of foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, South Korea, New Zealand, South Africa, Saudi Arabia, and United Arab Emirates. Any U.S. or foreign patent issuing from the pending applications covering the novel STING agonists is projected to expire between 2040 and 2041, and any U.S. or foreign patent issuing from the pending applications covering the Immunosynthen platform and XMT-2056 is projected to expire in 2041, excluding any additional term for patent term adjustments or patent term extensions.

In addition to the above with respect to XMT-2056 as of January 31, 2022, we owned two issued U.S. patent, one pending non-provisional U.S. patent applications, seven issued foreign patent, and 11 pending foreign patent applications (including one allowed foreign patent application), in a number of foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, South Korea, New Zealand and Taiwan, directed to the novel Her-2 antibody. Any U.S. or foreign patent issuing from the pending applications covering the novel Her-2 antibody is projected to expire in 2035, excluding any additional term for patent term adjustments or patent term extensions.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by executing confidentiality and assignment of inventions agreements with our employees and consultants, which agreements may also include appropriate non-competition and non-solicit agreements depending on level and role, as well as confidentiality agreements with our collaborators and scientific advisors. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that we will have executed such agreements with all applicable employees and contractors, or that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technology platforms, trade secrets and know-how will over time be disseminated within the industry through independent development and public presentations describing the methodology. For more information regarding the risks associated with our trade secrets, please see “Risk factors—Risks related to our intellectual property—Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.”
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

ADC platforms: Although Dolaflexin, Dolasynthen, Immunosynthen and other initiatives we have underway are highly differentiated and proprietary, many companies continue to invest in innovation in the ADC field including new payload classes, new conjugation approaches and new targeting moieties. Any of these initiatives could lead to a platform that has superior properties to ours. We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including Daiichi Sankyo, ImmunoGen, Gilead (Immunomedics), Pfizer and SeaGen. These companies or their partners, including Astellas, AstraZeneca, AbbVie, Genentech/Roche and Takeda, may develop product candidates which compete in the same indications as our current and future product candidates. Multiple companies are also developing immune stimulating ADCs which could compete with our Immunosynthen products, including Bolt Biotherapeutics, Inc., Takeda, and Silverback Therapeutics, Inc. We expect to compete based on our innovative technology and the efficacy, safety and tolerability profile of our ADCs compared to other product candidates but if our ADCs are not demonstrably superior in these respects, we may not be able to compete effectively.

Ovarian cancer: The first indication that we are targeting for UpRi, our most advanced clinical candidate, is ovarian cancer. There are multiple therapies currently available to treat both newly diagnosed and relapsed ovarian cancer, including platinum agents, non-platinum chemotherapy, PARP inhibitors and bevacizumab. In addition, multiple investigational product candidates are in development to treat these ovarian cancer patients, including the following investigational ADCs: mirvetuximab soravtansine (Immunogen), MORAb-202 (Eisai Co., Ltd. and Bristol Myers Squibb) and STRO-002 (Sutro Biopharma). Our ability to compete effectively with these and other emerging ovarian cancer treatments will depend on our ability to differentiate UpRi from these other therapies based on target patient selection, efficacy and tolerability. If we are unable to effectively differentiate UpRi, this will negatively impact our ability to compete in ovarian cancer.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our products’ entry. We believe the factors determining the success of our programs will be the efficacy, safety and tolerability of our product candidates.
Employees and Human Capital
As of January 31, 2022, we had 169 full time employees, including 90 with M.D., Ph.D. or other advanced degrees. Of these full time employees, 128 are engaged in research and development and 41 are engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees, and focusing on employee well-being and workplace safety. We provide our employees with competitive salaries and bonuses, opportunity for equity ownership, development programs that enable continued learning and growth, and a robust employment package that promotes wellness across all aspects of their lives, including healthcare, retirement planning, and paid time off.

We also believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing therapies to patients with cancer. As of January 31, 2022, 56% of our global workforce and 40% of our leadership (at the executive director level and above) were female. We strive to build a workforce representative of the communities and patients we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.
Facilities

Our corporate headquarters are located in Cambridge, Massachusetts. We occupy approximately 45,000 square feet of office and laboratory space that we lease in the multi-tenant building in which our corporate headquarters are located. Our lease expires in March 2026. We have an option to extend the lease term for an additional five years thereafter. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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
ITEM 1A.    RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks related to development and approval of our ADC product candidates
Failure of a discovery program or product candidate may occur at any stage of preclinical or clinical development, and, because our and our partner’s discovery programs and our product candidates are in early stages of preclinical or clinical development, there is a high risk of failure and we or our partners may never succeed in obtaining regulatory approval and generating revenue from such discovery programs or product candidates.

Our early clinical results for UpRi (upifitamab rilsodotin), our lead product candidate, our early preclinical results for XMT-1592 and the early results from preclinical studies or clinical trials of any other current or future product candidates, are not necessarily predictive of the results from our ongoing or future discovery programs, preclinical studies or clinical trials. Promising results in preclinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in earlier stages of clinical development, and we cannot be certain that we will not face similar setbacks. These companies’ setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy events in preclinical or clinical trials, including previously unreported adverse events. Similarly, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced.

Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other products in our pipeline. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates. For example, patients in our ongoing Phase 1b/2 clinical trial of UpRi have experienced serious adverse events, including without limitation death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis, and pyrexia. We expect that certain patients in ongoing and future clinical trials will experience additional serious adverse events, including those that may result in death, as our product candidates progress through clinical development.

There can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain U.S. Food and Drug Administration (FDA) approval. Even if we, or our collaborators, believe that the results of clinical trials of our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy (REMS) program. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, top-line or preliminary data from our clinical trials. Positive preliminary data may not be predictive of such trial’s subsequent or overall results. Interim data from clinical trials that we may complete do not necessarily predict final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, we have reported interim data from our ongoing Phase 1b/2 clinical trial of UpRi, but we have not yet reported final data from the trial. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data we may publish. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We currently have only two ADC product candidates, UpRi and XMT-1592, in clinical trials. A failure of any of our product candidates in clinical development would adversely affect our business and may require us to discontinue development of other ADC product candidates based on the same technology.

UpRi and XMT-1592 are currently our only clinical-stage development product candidates. While we have certain other preclinical programs in development and we intend to develop other product candidates, including XMT-1660 and XMT-2056 each for which we plan to submit investigational new drug, or IND, applications in 2022, it will take additional investment and time for such programs to reach the clinical stage of development. In addition, we have other product candidates in our current pipeline that are based on the same platforms as UpRi and XMT-1592. If either product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of UpRi or XMT-1592, or if UpRi or XMT-1592 were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

Events that may delay or prevent successful commencement, enrollment or completion of clinical trials of our product candidates could result in increased costs to us as well as a delay in obtaining, or failure to obtain, regulatory approval, or cause us to suspend or terminate a clinical trial, which could prevent us from commercializing our product candidates on a timely basis, or at all.

We cannot guarantee that clinical trials, including our ongoing and future anticipated additional clinical trials of UpRi, our lead product candidate, and XMT-1592, will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical trial. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:
•delays in reaching a consensus with regulatory agencies on trial design;
•delays in reaching, or failing to reach, agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
•difficulties in obtaining required Institutional Review Board, or IRB, or Ethics Committee, or EC, approval at each clinical trial site;
•challenges in recruiting and enrolling suitable patients to participate in clinical trials that meet the criteria of the protocol for the clinical trial;

•imposition of a clinical hold by regulatory agencies or IRBs or ECs for any reason, including safety concerns or after an inspection of clinical operations or trial sites;
•failure by CROs, other third parties or us to adhere to clinical trial requirements;
•failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;
•inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, including, for example, delays in the testing, validation, manufacturing or delivery of the product candidates to the clinical sites;
•patients not completing participation in a trials or not returning for post-treatment follow-up, including as a result of the ongoing COVID-19 pandemic;

•expected or unexpected safety issues, including occurrence of serious adverse events, or SAEs, associated with our product candidates in clinical trials that are viewed as outweighing the product candidate’s potential benefits or reports may arise from preclinical or clinical testing of other similar cancer therapies that raise safety or efficacy concerns about our product candidates;
•changes in regulatory requirements or guidance that require amending or submitting new clinical protocols or submitting additional data;
•lack of adequate funding to continue the clinical trial; or
•geopolitical or other events that unexpectedly disrupt, delay or generally interfere in regional or worldwide operations of clinical trial sites, clinical vendors or other operations relevant to the conduct of relevant development activities.
Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical trial. If we or our partners are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our partners’ product candidates based on our technology.
An inability to enroll sufficient numbers of patients in our clinical trials could result in increased costs and longer development periods for our product candidates.
Clinical trials require sufficient patient enrollment, which is a function of many factors, including:
•the size and nature of the patient population;
•the severity of the disease under investigation;
•the nature and complexity of the trial protocol, including eligibility criteria for the trial;
•the design of the trial;
•the number of clinical trial sites and the proximity of patients to those sites;
•standard of care in the diseases under investigation;
•the commitment of clinical investigators to identify eligible patients;
•clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they are late-stage cancer patients, will not survive the full terms of the clinical trials;

•the ability of our clinical trial sites to continue key activities, such as clinical trial site data monitoring and patient visits, due to limitations on travel imposed or recommended by federal or state governments, employers and others as a result of the COVID-19 pandemic or other worldwide events; and
•the risk that patients may be affected by COVID-19 or measures taken in response to the COVID-19 pandemic and are unable to travel to our clinical trial sites.
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and future product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trial.

Challenges in recruiting and enrolling suitable patients to participate in clinical trials that meet the criteria of the protocol could increase costs and result in delays to our current development plan for UpRi, our lead product candidate, XMT-1592 or any other current or future product candidate.
Our product candidates or ADCs developed or commercialized by our competitors may cause undesirable side effects or have other properties that halt their clinical development, delay or prevent regulatory approval of our product candidates or limit their commercial potential.
Undesirable side effects caused by our product candidates or ADCs being developed or commercialized by our partners or competitors could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug. SAEs, including death, deemed to be caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could have a material adverse effect on the development of our product candidates and our business as a whole.
Patients in our ongoing clinical trials have experienced SAEs, including without limitation death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis, and pyrexia. We expect that certain patients in ongoing and future trials will experience additional SAEs, including those that may result in death, as our product candidates progress through clinical development. These or additional undesirable side effects caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could result in a number of potentially significant negative consequences, including:
•our clinical trials may be put on hold;
•treatment-related side effects could affect patient recruitment for our clinical trials;
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
We may choose not to develop a potential product candidate, or we may suspend or terminate one or more discovery or preclinical programs or our product candidates.

At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of our product candidates UpRi and XMT-1592. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. We may also cease developing a product candidate for a particular indication. For example, in November 2021, we determined to cease developing UpRi as a single agent in patients with NSCLC and determined to focus future development on patients with ovarian cancer. As a result, we may have missed an opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.

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
We have incurred net losses since our inception. Our net loss was $170.1 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $450.5 million. We do not know when or whether we will become profitable. To date, we have not commercialized any products and therefore have never generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year.
We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily with the proceeds from our initial public offering, our follow-on public offerings in 2019 and 2020, the use of our at-the-market, or ATM, equity offering program, and our strategic partnerships. The amount of our future net losses will depend, in part, on the rate of our future expenditures. We have not completed pivotal clinical trials for any product candidate and only have two product candidates in clinical trials. It will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues would depend upon the size of the market or markets in which our product candidates received such approval and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.
We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for our clinical product candidates UpRi and XMT-1592;

•develop a diagnostic assay for the NaPi2b biomarker;
•complete IND-enabling studies for our preclinical development candidates XMT-2056 and XMT-1660;
•continue activities to discover, validate and develop additional product candidates;
•obtain marketing approvals for our current and future product candidates for which we complete clinical trials;
•develop a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
•address any competing technological and market developments;
•maintain, expand and protect our intellectual property portfolio; and
•hire additional research, development and general and administrative personnel.
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or preclinical trials in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of UpRi, XMT-1592, or any other current or future product candidates, our expenses could increase.
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
In October 2021, we entered into a Loan and Security Agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, and SVB as a lender, together, the Lenders. Pursuant to the New Credit Facility, as amended in February 2022, we may borrow up to an aggregate of $100 million, which includes $60 million available immediately, $20 million in a tranche that is subject to meeting certain development milestones, and an additional tranche of $20 million, which is subject to conditional approval from the Lenders. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds from intellectual property), and a negative pledge on intellectual property.
The New Credit Facility also includes customary representations and warranties, affirmative and negative covenants and conditions to drawdowns, as well as customary events of default. Certain of the customary negative covenants limit our ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. Our failure to comply with these covenants would result in an event of default under the Loan Agreement and could result in the acceleration of the obligations we owe pursuant to the New Credit Facility.
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
Our cash and cash equivalents were $177.9 million as of December 31, 2021. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing UpRi, XMT-1592, and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for UpRi, XMT-1592 or any other current or future product candidates, including delays in enrollment of patients. We also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities.

Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of researching and developing UpRi, XMT-1592 and any other current or future product candidates and conducting preclinical studies and clinical trials;
•the timing of, and the costs involved in, obtaining regulatory approvals for UpRi, XMT-1592 and any other current or future product candidates if preclinical studies and clinical trials are successful;
•the cost of manufacturing UpRi, XMT-1592 and any other current or future product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
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
•the timing, receipt and amount of sales of, or royalties on, our future products, if any, or products developed by our partners;
•the emergence of competing cancer therapies and other adverse market developments; and
•the requirement for or the cost of developing companion diagnostics and/or complementary diagnostics.

As of December 31, 2021, we had cash and cash equivalents of $177.9 million and, subsequently, we received a $40 million upfront payment under the Janssen Collaboration and $45.6 million of net proceeds received from sales of our common stock under our 2020 ATM. In addition, we currently have the option to borrow $35 million under the New Credit Facility. Taken together, we believe that our current cash and cash equivalents plus the available borrowings under the New Credit Facility will be sufficient to fund our current operating plan commitments into the second half of 2023. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to borrow funds under the New Credit Facility is subject to us complying with the applicable covenants at the time we request a drawdown. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or ADC product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our capital need through a variety of means, including through private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring future debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness, each of which could adversely impact our ability to conduct our business and execute our operating plan. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies, including our platforms, or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for UpRi, XMT-1592, or any other current or future product candidates, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
We rely on third-party contract manufacturers to manufacture our preclinical and clinical trial product supplies, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must be acceptable to the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our marketing application or relevant foreign regulatory submission to the applicable regulatory agency. There can be no assurance that our preclinical and clinical development product supplies will be sufficient, uninterrupted or of satisfactory quality or continue to be available at acceptable prices. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:
•a delay or inability to initiate or continue clinical trials of product candidates under development;
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
In order to conduct clinical trials of our product candidates and commercialize any approved product candidates, we, or our manufacturing partners, will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We have evaluated which third-party manufacturers to engage for scale-up to commercial supply of our product candidates, including UpRi and XMT-1592, and we have begun to transfer and scale-up certain manufacturing activities. If we are unable to obtain or maintain third-party manufacturing for commercial supply of our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully.
We rely on third parties to conduct preclinical studies and clinical trials for UpRi and XMT-1592 and if such third parties do not properly, timely and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for UpRi, XMT-1592, or any other current or future ADC product candidates.
We designed the ongoing clinical trials for UpRi and XMT-1592, and we intend to design any future clinical trials for any future unpartnered product candidates that we may develop if preclinical studies are successful. However, we rely on CROs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, investigators and other third parties are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with cGLP or cGCP, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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

The FDA and comparable foreign regulatory authorities require compliance with regulations and standards, including GCP, for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely, and intend to continue to rely, on third parties to conduct our clinical trials, they are not our employees, and we are responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan, protocol and other requirements. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.
If these third parties do not successfully carry out their duties under their agreements, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to clinical trial protocols or to regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, the clinical trials of our product candidates may not meet regulatory requirements. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs or other regulatory requirements, the clinical data generated in our clinical trials may be deemed unreliable, third parties may need to be replaced, we may be subject to negative publicity, fines and civil or criminal sanctions, and preclinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates on a timely basis or at all.
We depend on strategic partnerships with other companies to assist in the research, development and commercialization of our ADC platforms and ADC product candidates. If our existing partners do not perform as expected, this may negatively affect our ability to commercialize our ADC product candidates, generate revenues through technology licensing, or otherwise negatively affect our business.
We have established strategic partnerships and intend to continue to establish strategic partnerships with third parties to research, develop and commercialize our platforms and existing and future product candidates. In February 2022, we entered into a collaboration agreement with Janssen Biotech, Inc. for the research, development and commercialization of ADC candidates leveraging our Dolasynthen platform. We had also entered into a collaboration agreement with Merck KGaA for the development and commercialization of ADC candidates leveraging our Dolaflexin platform. Under these collaborations, we will depend on our partners to design and conduct their clinical trials. As a result, we will not be able to control or oversee the conduct of these programs by our partners and those programs may not be successful, which may negatively impact our business operations. In addition, if any of these partners withdraw support for these programs or proposed products or otherwise impair their development or experience negative results, our business and our product candidates could be negatively affected.
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
We have entered into strategic partnerships with a limited number of companies. To date, a substantial portion of our revenue has resulted from payments made under agreements with our strategic partners, and we expect that a portion of our revenue will continue to come from strategic partnerships. The loss of any of our partners, or the failure of our partners to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and future strategic partnerships are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.
We may seek to establish additional strategic partnerships, and if we are not able to establish them on commercially reasonable terms, or maintain them, we may have to alter our development and commercialization plans.
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
Even if we obtain regulatory approval for UpRi, XMT-1592, or any other current or future product candidates that we may develop or acquire in the future, the product candidate may not gain market acceptance among physicians, health care payors, patients and the broader healthcare community. Market acceptance of any approved products depends on a number of factors, including:
•the efficacy and safety of the product, as demonstrated in clinical trials;
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
The precise incidence and prevalence of ovarian cancer and other cancers with NaPi2b expression are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. The total addressable market opportunity for UpRi or XMT-1592 for the treatment of ovarian cancer and non-squamous non-small cell lung cancer with NaPi2b expression will ultimately depend upon, among other things, the diagnosis criteria included in the final label for UpRi or XMT-1592, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients who can be treated with our product candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
If we are unable to establish sales, marketing and distribution capabilities, we may not be successful in commercializing our product candidates if and when they are approved.
We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish a sales and marketing organization or pursue a collaborative arrangement for such sales and marketing.
In the future, we expect to build a focused sales and marketing infrastructure to market UpRi, XMT-1592, and any other current or future product candidates in the United States and certain foreign jurisdictions, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities.
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
Adverse pricing limitations may hinder our ability to recoup our investment in UpRi, XMT-1592, or any other current or future product candidates, even if such product candidates obtain marketing approval.
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
In some countries, including member states of the European Union, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other trials that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of our product candidates in those countries would be negatively affected.
We face substantial competition, and if our competitors develop and market products that are more effective, safer or less expensive than any of our current or future product candidates, our commercial opportunities will be negatively impacted.
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third parties compete with us in developing various approaches to cancer therapy. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by our competitors could be superior to our product candidates. It is possible that these competitors will succeed in developing technologies that are more effective than our platforms or product candidates or that would render our platforms obsolete, noncompetitive or not economical. We anticipate that we will face increased competition in the future as additional companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including Daiichi Sankyo, ImmunoGen, Gilead (Immunomedics), Pfizer and SeaGen. These companies or their partners, including Astellas, AstraZeneca, AbbVie, Genentech/Roche and Takeda, may develop product candidates which compete in the same indications as our current and future product candidates. Multiple companies are also developing immune stimulating ADCs which could compete with our Immunosynthen products, including Bolt Biotherapeutics, Inc., Takeda, and Silverback Therapeutics, Inc. We expect to compete on improved efficacy, safety and tolerability compared to other product candidates and if our products are not demonstrably superior in these respects compared to other approved therapeutics, we may not be able to compete effectively. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approval and marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, establishing clinical trial sites, recruiting patients and in manufacturing pharmaceutical products and may succeed in discovering, developing and commercializing products in our field before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through strategic partnerships with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

In addition, if our product candidates are approved and commercialized, we may face competition from biosimilars. The route to market for biosimilars was established with the passage of the Health Care Reform Act in March 2010. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, establishes a pathway for the FDA approval of follow-on biologics and provides twelve years data exclusivity for reference products. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Further, since the BPCIA was enacted as part of the overall Health Care Reform Act, current litigation challenges to that Act, discussed more in full below, could impact the validity of the BPCIA. As a result, there still remains significant uncertainty as to the ultimate impact, implementation and regulatory interpretation of the BPCIA.
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
Issued patents covering UpRi, XMT-1592, and any other current or future ADC product candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering UpRi, XMT-1592, or any other current or future product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Any such loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
In addition, our existing licenses and collaboration agreements, including our license with Recepta Biopharma S.A., or Recepta, for intellectual property covering the NaPi2b antibody in UpRi and XMT-1592, and our license with Synaffix B.V., or Synaffix, for intellectual property covering components included in the Dolasynthen platform, impose, and any future licenses, collaborations or other agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, including, in the case of our agreement with Recepta, the license for the rights covering the NaPi2b antibody in UpRi and XMT-1592, and in the case of our agreement with Synaffix, the license for the rights covering components in the Dolasynthen platform. Any of the foregoing could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreements, including:
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

Risks related to regulatory approval and other legal compliance matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a biologics licensing application, or BLA, from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we may be granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions and any of our product candidates that may be approved for marketing in a foreign jurisdiction will be subject to risks associated with foreign operations.

We intend to market our current product candidates, including UpRi, our lead product candidate, and XMT-1592, each, if approved, in international markets either directly or through partnerships. In order to market and sell our products in the European Union and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we fail to obtain the non-U.S. approvals required to market our product candidates outside the United States or if we fail to comply with applicable non-U.S. regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

Any product candidate for which we obtain marketing approval is subject to ongoing regulation and could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements, when and if any of our product candidates are approved.

Any product candidate for which we obtain marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. Accordingly, if we receive marketing approval for one or more of our product candidates, we will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

Failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers or manufacturing processes;

•restrictions on the labeling or marketing of a product;
•restrictions on distribution or use of a product;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•damage to relationships with collaborators;
•unfavorable press coverage and damage to our reputation;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure;
•injunctions or the imposition of civil or criminal penalties; and
•litigation involving patients using our products.

Similar restrictions apply to the approval of our products in the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union and are also subject to EU Member State laws.

Accordingly, in connection with our currently approved products and assuming we, or our collaborators, receive marketing approval for one or more of our product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and our collaborators, are not able to comply with post-approval regulatory requirements, our or our collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

We may seek certain designations for our product candidates, including but not limited to Breakthrough Therapy, Fast Track and Priority Review designations in the United States, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. In August 2020, the FDA granted Fast Track Designation for UpRi for the treatment of patients with platinum-resistant high-grade serous ovarian cancer who have received up to three prior lines of systemic therapy or patients who have received four prior lines of systemic therapy regardless of platinum status.

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the European Union, we may seek PRIME designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.

The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

Inadequate funding for the FDA, the Securities and Exchange Commission and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

We are currently conducting clinical trials for UpRi, and may conduct future clinical trials for our other product candidates at sites outside of the United States, and the FDA may not accept data from trials conducted in such locations or the complexity of regulatory burdens may otherwise adversely impact us.

We are currently conducting and we plan to continue to conduct clinical trials outside of the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with GCPs. If the foreign data is the sole basis for a marketing application, then the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful and the FDA must be able to validate the data through an on-site inspection, if necessary. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any clinical trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

Our ability to successfully initiate, enroll and complete a clinical trial in any country outside of the United States is subject to numerous additional risks unique to conducting business in jurisdictions outside the United States, including:
•difficulty in establishing or managing relationships with qualified CROs, physicians and clinical trial sites;
•different local standards for the conduct of clinical trials;
•difficulty in complying with various and complex import laws and regulations when shipping drug to certain countries;
•the potential burden of complying with a variety of laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments;
•lack of consistency in standard of care from country to country;
•diminished protection of intellectual property in some countries;
•foreign exchange fluctuations;
•cultural differences in medical practice and clinical research; and
•changes in country or regional regulatory requirements.

Furthermore, the COVID-19 pandemic may also have an impact on our ability to successfully conduct trials outside of the United States. For example, we are conducting UPLIFT in countries where clinical trial site staff have been diverted to care for COVID-19 patients and where regulatory authorities are short staffed due to the COVID-19 pandemic. If we have difficulty conducting our clinical trials in jurisdictions outside the United States as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have a material adverse effect on our business.

Accelerated approval by the FDA, even if granted for UpRi or any other current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of UpRi and any of our other current and future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit.

Prior to seeking such accelerated approval, we will seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. As a condition of approval, the FDA requires that a sponsor of a product receiving accelerated approval perform an adequate and well-controlled post-marketing confirmatory clinical trial or trials. These confirmatory trials must be completed with due diligence and we may be required to evaluate different or additional endpoints in these post-marketing confirmatory trials. These confirmatory trials may require enrollment of more patients than we currently anticipate and will result in additional costs, which may be greater than the estimated costs we currently anticipate. In addition, the FDA currently requires as a condition for accelerated approval preapproval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

There can be no assurance that the FDA will agree with any proposed surrogate endpoints or that we will decide to pursue or submit an BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.

The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

If a companion diagnostic is required for the label for UpRi, our lead product candidate, XMT-1592, or any of our other current or future product candidates, therefore conditioning our ability to market such product candidates on the commercial availability of an approved companion diagnostic, we may seek approval for our validated assay as a companion diagnostic or we may contract with third parties to create and obtain approval for a companion diagnostic. To be successful in developing and commercializing such a companion diagnostic, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development and commercialization of companion diagnostics and may not be successful in developing and commercializing appropriate companion diagnostics to pair with UpRi, XMT-1592, or any of our other current or future product candidates. Companion diagnostics are subject to regulation by the FDA and equivalent foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we may rely in part or in whole on third parties for their design, manufacture and commercialization. We, our collaborators or such third parties may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. Any delay or failure by us, our collaborators or such third parties to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. If we, or any third parties that we may contract with to assist us, are unable to successfully develop and commercialize companion diagnostics for our product candidates, or experience delays in doing so:

•the development of UpRi, XMT-1592, and our other current or future product candidates, may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
•our product candidates may not receive marketing approval if safe and effective use of a product candidate depends on the availability of an companion diagnostic and/or complementary diagnostics and such diagnostic is not commercially available or otherwise approved or cleared by the appropriate regulatory authority; and
•we may not realize the full commercial potential of any product candidates that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from therapy with our products, if approved.

If any of these events were to occur, our business would be harmed, possibly materially.

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
•the Foreign Corrupt Practices Act, or FCPA, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and
•state law analogues of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including private health plans, state privacy laws, state consumer protection laws, and state laws regulating interactions between pharmaceutical manufacturers and healthcare providers, requiring disclosure of such financial interactions or mandating adoption of certain compliance standards, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Current and future legislation may increase the difficulty and cost for us to obtain reimbursement for our product candidates.

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Center for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is regulated by the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

If we further expand our operations outside the United States, we will need to dedicate additional resources to comply with U.S. laws regarding international operations and the laws and regulations in each jurisdiction in which we operate and plan to operate. The FCPA prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry because in many countries, hospitals are operated by the government and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of E.U. Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain E.U. Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual E.U. Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the E.U. Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

If we expand our presence outside of the United States , it will require us to dedicate additional resources to comply with these laws and these laws may preclude us from developing, manufacturing or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Risks related to our business and industry
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our ADC product candidates, conduct our clinical trials and commercialize our ADC product candidates.
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
As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or disrupt our operations.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our ADC product candidates.
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop causes, or is perceived to cause, injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•injury to our reputation;
•decreased demand for our product candidates or products that we may develop;
•withdrawal of clinical trial participants;
•costs to defend the related litigations;
•a diversion of management’s time and our resources;
•substantial monetary awards to clinical trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•the inability to commercialize our product candidates; and
•a decline in our stock price.
Failure to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. In such instance, we might have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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
Our internal information technology systems and those of our current or future strategic partners, third party collaborators and other contractors and consultants are vulnerable to service interruptions or security breaches, including from cyber-attacks, computer viruses, ransomware, malware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If a failure, accident or security breach were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations. We could lose access to our trade secrets or other proprietary information or experience other disruptions, which could require a substantial expenditure of resources to remedy. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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
Our stock price has been and may continue to be volatile. During the period from February 25, 2019 to February 25, 2022, the closing price of our common stock ranged from a high of $27.59 per share to a low of $1.45 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
•results and timing of preclinical studies and clinical trials of our current or future product candidates, including UpRi and XMT-1592;
•results of clinical trials of our competitors’ products;
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
•changes in the structure of healthcare payment systems;
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
As of December 31, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned a significant amount of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. Accordingly, these stockholders, if they act together, could be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.
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
For the years ended December 31, 2021, 2020 and 2019, we recorded no income tax benefit for the net operating losses incurred in each year, due to the uncertainty of realizing a benefit from those items. We have incurred net operating losses (NOLs) since our inception. As of December 31, 2021, we have federal NOLs of approximately $403.6 million and state NOLs of approximately $337.1 million. Of the $403.6 million of federal NOLs, $34.1 million expire at various dates through 2037. The remaining $369.4 million of federal NOLs do not expire. The state NOLs will expire at various dates through 2041. As of December 31, 2021, we had Federal and State research and development tax credit carryforwards of approximately $10.1 million and $3.1 million, respectively, which expire at various dates through 2041. Under the 2017 Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the 2017 Tax Act. In addition, under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and our ability to use our NOLs to offset taxable income could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. We have determined that ownership changes have occurred since our inception and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. We may also have incurred subsequent ownership changes. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Our amended and restated certificate of incorporation designates the state or federal courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated by-laws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated by-laws or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity that purchases or otherwise acquires any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act of 1933, as amended, or the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, provided, that with respect to claims under the Securities Act, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock or fail to regularly publish reports on us, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

A portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a significant number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

We have registered substantially all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
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
In addition, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•Our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our trials or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect clinical trial participants, which could delay our clinical trials or impact the strength or validity of our clinical trial data. It is unknown how long these pauses or disruptions could continue.
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, shipping of investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain for materials are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, raw material supplies, production slowdowns or disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.
•Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trials sites and other important agencies and contractors.
•Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of preclinical activities, including completing IND-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for other of our development programs
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the COVID-19 pandemic and could result in delays to our clinical trials.
•The COVID-19 pandemic may cause the trading prices for our common shares and other biopharmaceutical companies' shares to be highly volatile. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

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
Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or human-made accident or incident that results in us being unable to fully use our facilities, or the facilities of third parties with which we contract, may have a material and adverse effect on our ability to operate our business and may have significant negative consequences on our financial and operating conditions. Loss of access to these facilities or operations may result in increased costs, delays in the development of our current or future product candidates or the interruption of our business operations for a substantial period of time.
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
Unfavorable global economic or geopolitical conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, geopolitical considerations and global financial market conditions. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. We cannot assure stockholders that deterioration of the global credit and financial markets would not negatively impact our stock price, our current portfolio of cash equivalents or investments, or our ability to meet our financing objectives. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. A weak or declining economy, or emerging or actual geopolitical risks could also strain our suppliers and vendors involved in our clinical development activities. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic and geopolitical climate and financial market conditions could adversely impact our business.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Our corporate headquarters are located in Cambridge, Massachusetts. We occupy approximately 45,000 square feet of office and laboratory space that we lease in a multi-tenant building in which our corporate headquarters are located, which lease expires in March 2026. We have an option to extend the lease term for an additional five years thereafter. We believe that this office and laboratory space is sufficient to meet our current needs, and that suitable additional space will be available as and when needed.
ITEM 3.    LEGAL PROCEEDINGS.
We are not currently party to any material legal proceedings. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Information Regarding the Trading of Our Common Stock
Our common stock trades under the symbol “MRSN” on the Nasdaq Global Select Market. As of February 25, 2022, there were 18 holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared nor paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in respect of our common stock in the foreseeable future. In addition, our loan and security agreement with Silicon Valley Bank and Oxford Finance LLC contains restrictive covenants that prohibit us, subject to certain exceptions, from paying dividends on our common stock. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on restrictions and other factors our board of directors may deem relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.
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
The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from June 28, 2017 (the first date that shares of our common stock were publicly traded) through December 31, 2021, which was the last trading day of the year. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on June 28, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*

Among Mersana Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
6/28/17
9/29/17
12/29/17
3/30/18
6/29/18
9/28/18
12/31/18
3/29/19
6/28/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
Mersana Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 6/28/17 in stock or 6/30/17 index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Recent Sales of Unregistered Securities
On January 19, 2021, we granted our chief human resources officer an option to purchase 100,000 shares of our common stock, on April 26, 2021, we granted our chief legal officer an option to purchase 112,500 shares of our common stock, on August 18, 2021, we granted our senior vice president and chief manufacturing officer an option to purchase 112,500 shares of our common stock and on October 27, 2021, we granted our senior vice president, strategic product planning & program leadership an option to purchase 112,500 shares of our common stock, each as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). No underwriters were involved in the foregoing issuances of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. The recipients either received adequate information about us or had access, through other relationships, to such information.
Each stock option is scheduled to become exercisable as to 25% of the shares underlying the option on the first anniversary of the date of grant, and as to an additional 8.33% of the shares underlying the option at the end of each successive quarter following such date, subject to each recipient’s continued service. The option granted to our chief human resources officer has an exercise price of $21.67, the option granted to our chief legal officer has an exercise price of $16.98 per share, the option granted to our senior vice president and chief manufacturing officer has an exercise price of $11.56 per share and the option granted to our senior vice president, strategic product planning & program leadership has an exercise price of $8.63 per share.
Purchases of Equity Securities by the Issuer and Affiliates Purchasers
Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2021.
ITEM 6.    [RESERVED]
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
We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
For our discussion and analysis of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.
Overview
We are a clinical-stage biopharmaceutical company focused on developing antibody drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged over 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable us to develop ADCs designed to have improved efficacy, safety and tolerability relative to existing ADC therapies.

We believe that our innovative platforms, including Dolaflexin and Dolasynthen, delivering our proprietary auristatin DolaLock payload, as well as Immunosynthen, which delivers our novel proprietary stimulator of interferon genes, or STING, agonist ImmunoLock payload, together comprise a highly efficient product engine that has enabled a robust discovery pipeline for us and our partners. Our ADCs in preclinical studies and clinical trials include first-in-class molecules that target multiple tumor types with high unmet medical need. Our belief is that our novel ADCs may have more favorable safety and efficacy compared to more traditional existing ADCs developed using first-generation technology.
Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC technologies and the experience and competencies of our management team to identify, acquire and develop promising ADC product candidates and to commercialize cancer therapeutics that are improvements over existing treatments.

UpRi (upifitamab rilsodotin), our first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver about 10 DolaLock payload molecules per antibody. We believe the NaPi2b antigen is broadly expressed in ovarian cancer and other cancers with limited expression in normal tissue. We are currently evaluating UpRi in platinum-resistant ovarian cancer in a single-arm registrational trial, which we refer to as UPLIFT, for which we expect to complete enrollment in the third quarter of 2022. We are also conducting a Phase 1/2 umbrella combination trial, which we refer to as UPGRADE. The first combination we are exploring is the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer. We may explore other combinations in the future. We expect to report interim data from UPGRADE in the second half of 2022. In the second quarter of 2022, we expect to initiate enrollment in a randomized placebo-controlled Phase 3 trial, which we refer to as UP-NEXT, to evaluate UpRi as single agent maintenance treatment in patients with platinum-sensitive ovarian cancer that have high NaPi2b expression. Together, data from these trials have the potential to establish the safety and efficacy of UpRi across a wide range of ovarian cancer patients, from those who are platinum-resistant and heavily pre-treated to those in earlier lines of the disease.

XMT-1592 was created using our Dolasynthen platform and also targets NaPi2b. XMT-1592 comprises the same proprietary NaPi2b antibody and auristatin DolaLock payload with controlled bystander effect as in UpRi, with the additional features that our Dolasynthen platform offers, including homogeneity, site-specific bioconjugation and precise drug-to-antibody ratio, or DAR. We are conducting a Phase 1 dose exploration trial of XMT-1592 in patients with ovarian cancer and non-small cell lung cancer, NSCLC, adenocarcinoma, which we expect to complete in the second half of 2022.

Our early-stage programs include XMT-1660, a B7-H4-targeted Dolasynthen ADC, as well as XMT-2056, a STING-agonist ADC developed using our novel Immunosynthen platform and targeting a novel epitope of human epidermal growth factor receptor 2, or HER2. Our goal is to rapidly progress these candidates through investigational new drug, or IND, -enabling studies. We expect to initiate a Phase 1 clinical trial of each of XMT-1660 and XMT-2056 in mid-2022. We believe that these development candidates provide significant opportunities in areas of high unmet need such as breast cancer and other tumors. We also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, both of which leverage our Immunosynthen platform and target tumor-associated antigens.

In addition, we have established strategic research and development partnerships with Janssen Biotech, Inc., or Janssen, and Merck KGaA for the development and commercialization of additional ADC product candidates leveraging our proprietary Dolasynthen and Dolaflexin platform technologies against a limited number of targets selected by our partners. We believe the potential of our ADC technologies, supported by our scientific and technical expertise and enabled by our intellectual property strategy, all support our independent and collaborative efforts to discover and develop life-changing ADCs for patients fighting cancer.

In February 2022, we entered into a research collaboration and license agreement with Janssen to collaborate on the discovery and research of Dolasynthen ADCs for up to three antigen targets utilizing Janssen’s antibodies, with Janssen leading development, manufacturing and commercialization worldwide. We refer to this as the Janssen Collaboration. Upon execution of the agreement we received an upfront payment of $40 million. Our primary objective in entering into the Janssen Collaboration was to collaborate with a leading global pharmaceutical company to further validate the potential of our Dolasynthen platform, to enable the development of novel ADC product candidates, to provide near term non-dilutive funding and to drive significant long-term value.
Since inception, our operations have focused on building our platforms, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical and toxicology studies, manufacturing clinical trial material and conducting clinical trials, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock, public offerings of our common stock and an at-the-market, or ATM, equity offering program.
Since inception, we have incurred significant cumulative operating losses. Our net losses were $170.1 million and $88.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $450.5 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for our clinical product candidates, UpRi, including UPLIFT, UPGRADE and UP-NEXT, and XMT-1592;
•continue diagnostic development efforts with respect to the NaPi2b biomarker;
•complete IND-enabling studies and commence clinical trials for our preclinical development candidates XMT-1660 and XMT-2056;

•continue activities to discover, validate and develop additional product candidates, including XMT-2068 and XMT-2175;
•maintain, expand and protect our intellectual property portfolio; and
•hire additional research, development and general and administrative personnel.
Impact of COVID-19 on Our Business
We are continuing to monitor the impact of the coronavirus, or COVID-19, pandemic on our operations and ongoing clinical and preclinical development, as well as discovery efforts. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing and include:

•We are currently enrolling patients at clinical sites in different geographic areas around the world in our ongoing clinical trials, though staffing constraints have become an increasing challenge for the clinical sites with which we work. If staffing challenges persist, we may experience associated delays in trial enrollment. We are in the process of initiating additional clinical sites both inside and outside the United States to increase enrollment, which we believe could also mitigate this potential risk. Consistent with FDA guidance, we allow for remote patient monitoring and remote testing, when reasonably possible.
•To the best of our knowledge, our contract research and manufacturing partners continue to operate their operations at or near normal levels, though staffing constraints and sourcing of raw and other materials have become an increasing challenge for our vendors. If staffing and/or material sourcing challenges continue, we may experience associated delays in our laboratory, clinical or manufacturing services. We believe we currently have appropriate service support and sufficient inventory of UpRi and XMT-1592 to support our ongoing clinical trials, and we currently expect to have sufficient inventory of XMT-1660 and XMT-2056 to commence Phase 1 clinical trials in 2022. We have planned research, clinical and manufacturing activities to address all currently anticipated future needs. We continue to monitor the research clinical and manufacturing operations of our vendors.
The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. While the pandemic did not materially affect our financial results and business operations in the year ended December 31, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. Management continues to actively monitor the situation and the possible effects on our financial condition, operations, suppliers, vendors, our workforce and the overall industry. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part I, Item 1A—Risk Factors” in this Annual Report on Form 10-K.
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
For the years ended December 31, 2021 and 2020, we recognized revenue of an immaterial amount and $0.8 million, respectively, related to the Merck KGaA agreements.
For the foreseeable future, we expect substantially all of our revenue to be generated from our collaboration agreements with Janssen, Merck KGaA and Asana BioSciences. Given the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments or any royalty payments under these collaborations.
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
Research and development costs are expensed as incurred. Costs of certain activities, such as manufacturing, preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations and information provided to us by the third parties with whom we contract.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs. We expect that our future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs. There are numerous factors associated with the successful development and commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at our current stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.
A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis following IND submission. We have not historically tracked all of our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development. The following table summarizes our external research and development expenses, by program, following IND submission for the years ended December 31, 2021, 2020 and 2019. All external research and development expenses not attributable to the UpRi and XMT-1592 programs are captured within preclinical and discovery costs. These costs relate to XMT-1592 prior to its IND submission in early 2020, as well as our preclinical development candidates XMT-1660, XMT-2056, XMT-2068 and XMT-2175, and additional earlier discovery stage programs and certain unallocated costs. Our internal research and development costs are primarily personnel-related costs, stock-based compensation costs, and facility costs, including depreciation, and lab consumables.

	Year Ended December 31,
(in thousands)	2021	2020	2019
UpRi external costs	$45,511	$18,689	$9,461
XMT-1592 external costs	9,126	7,180	—
XMT-1522 external costs	—	—	1,936
Preclinical and discovery costs	28,464	9,883	16,980
Internal research and development costs	48,912	31,284	26,663
Total research and development costs	$132,013	$67,036	$55,040
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
•continued acceptable safety profile of the drugs following approval; and
•our ability to overcome existing and emerging competitive threats to the successful commercialization of our products.
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
Other Income (Expense)
Other income (expense) consists primarily of interest income earned on cash equivalents and marketable securities. Interest expense is related to borrowings under the credit facilities. These borrowings bear a floating per annum rate interest, as well as a final payment of either 4.25% on the Prior Credit Facility or 5.5% on the New Credit Facility, as defined below, of the amounts drawn, that is being recorded as interest expense over the term through the maturity date using the effective-interest method. Also included in interest expense is the amortization of the deferred financing costs and the accretion of debt discount relating to the credit facilities.

Results of Operations
Comparison of Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items:

	Year Ended December 31,		Dollar Change
(in thousands)	2021	2020
Collaboration revenue	$43	$828	$(785)
Operating expenses:
Research and development	132,013	67,036	64,977
General and administrative	36,888	21,902	14,986
Total operating expenses	168,901	88,938	79,963
Other income (expense):
Interest income	65	424	(359)
Interest expense	(1,267)	(359)	(908)
Total other income (expense), net	(1,202)	65	(1,267)
Net loss	$(170,060)	$(88,045)	$(82,015)
Collaboration Revenue
Collaboration revenue was less than $0.1 million during the year ended December 31, 2021, compared to $0.8 million during the year ended December 31, 2020. During the year ended December 31, 2020, we recognized $0.8 million of revenue as a result of the completion of research services associated with a target included in the Merck KGaA Agreement.
Research and Development Expense
Research and development expense was $132.0 million for the year ended December 31, 2021, compared to $67.0 million for the year ended December 31, 2020. The overall increase of $65.0 million was primarily attributable to the following:
•an increase of $28.7 million related to manufacturing and clinical development activities for UpRi;
•an increase of $14.7 million related to preclinical and discovery stage programs including XMT-1660 and XMT-2056;
•an increase of $10.8 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities;
•an increase of $5.3 million related to manufacturing and clinical development activities for XMT-1592; and
•an increase of $0.8 million related to other research services and supplies costs.
These increased costs were partially offset by the following:
•a decrease of $1.3 million related to the favorable resolution of an outstanding payable balance.
Stock-based compensation expense included in research and development expenses increased by $6.0 million primarily as a result of increased headcount.
We expect our research and development expenses to increase as we continue our clinical development of UpRi and XMT-1592 and continue to advance our preclinical product candidate pipeline and invest in improvements in our ADC technologies.
General and Administrative Expense
General and administrative expense increased by $15.0 million from $21.9 million for the year ended December 31, 2020 to $36.9 million for the year ended December 31, 2021. The increase in general and administrative expense was primarily attributable to an increase of $4.1 million related to employee compensation (excluding stock-based compensation), related to an increase in headcount, and an increase of $5.7 million related to consulting and professional fees. Stock-based compensation increased by $5.1 million also primarily as a result of increased headcount.
We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing fees, additional insurance premiums and general compliance and consulting expenses.
Total Other Income (Expense), Net
Total other expense, net, was $1.2 million for the year ended December 31, 2021 and total other income, net, was $0.1 million for the year ended December 31, 2020. In each period, other expense consisted primarily of interest on our borrowings under the credit facilities, offset by interest income on cash equivalents and short-term marketable securities. For the year ended December 31, 2021, other expense included a $0.4 million loss on extinguishment related to the repayment of the Prior Credit Facility, as defined below.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily with the proceeds from our initial public offering, our follow-on public offerings in 2019 and 2020, the use of our ATM equity offering program and our strategic partnerships. In July 2018 we established an ATM, or the 2018 ATM, pursuant to which we were able to offer and sell up to $75.0 million of our common stock from time to time at prevailing market prices. During the year ended December 31, 2020, we sold approximately 10.9 million shares of common stock and received net proceeds of $63.0 million under our 2018 ATM. In addition, in June 2020, we sold 9.2 million shares of common stock in a follow-on public offering and received net proceeds of approximately $164.0 million.
In May 2020, we terminated the 2018 ATM and established a new ATM, or the 2020 ATM, pursuant to which we are able to sell up to $100.0 million of our common stock from time to time at prevailing market prices. During the year ended December 31, 2021, we sold approximately 4.0 million shares of common stock under the 2020 ATM for net proceeds of $43.1 million. As of December 31, 2021, we had $55.9 million of availability under the 2020 ATM. Subsequent to December 31, 2021 and through February 25, 2022, we sold 9.5 million shares of common stock resulting in net proceeds of $45.6 million under the 2020 ATM offerings. Approximately $9.4 million remains unsold and available for sale under the 2020 ATM.
On May 8, 2019, we entered into a term loan agreement with Silicon Valley Bank, or SVB, which was subsequently amended on June 29, 2019, August 28, 2020, and August 27, 2021, as amended, the Prior Credit Facility. Pursuant to the Prior Credit Facility we were permitted, subject to certain conditions, to borrow term loans in an aggregate amount of up to $30.0 million, of which $5.2 million were funded upon execution of the 2020 amendment to the Prior Credit Facility.
On October 29, 2021, we entered into a Loan and Security Agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, and SVB as a lender, together the Lenders, which was further amended on February 17, 2022. The New Credit Facility provides in aggregate up to $100 million, which includes $60 million available immediately, $20 million in one tranche that is subject to meeting certain development milestones, and an additional tranche of $20 million, which is subject to conditional approval from the Lenders. Upon the closing date, we drew $25 million, of which $5.5 million was used to repay in full the existing balance and satisfy our existing obligations to SVB under the Prior Credit Facility. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds from intellectual property), and a negative pledge on intellectual property, which ensures that the Lender’s rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation. Upon entering into the New Credit Facility, we terminated all commitments by SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by us to SVB under the Prior Credit Facility.
As of December 31, 2021, we had cash and cash equivalents of $177.9 million. In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other payments under our collaboration agreements with Janssen, Merck KGaA and Asana. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(139,988)	$(74,696)	$(67,744)
Net cash provided by (used in) investing activities	(648)	37,027	(27,293)
Net cash provided by financing activities	63,646	230,412	97,704
Increase (decrease) in cash, cash equivalents and restricted cash	$(76,990)	$192,743	$2,667
Net Cash Used in Operating Activities
Net cash used in operating activities was $140.0 million for the year ended December 31, 2021 and primarily consisted of a net loss of $170.1 million adjusted for changes in our net working capital and other non-cash items including stock-based compensation of $18.4 million and depreciation of $0.9 million. Net cash used in operating activities was $74.7 million for the year ended December 31, 2020 and primarily consisted of a net loss of $88.0 million adjusted for non-cash items including stock-based compensation of $7.2 million and depreciation of $1.0 million.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $0.6 million during the year ended December 31, 2021 compared to net cash provided by investing activities of $37.0 million during the year ended December 31, 2020. Net cash used in investing activities for the year ended December 31, 2021 consisted primarily of the purchase of property and equipment. Net cash provided by investing activities for the year ended December 31, 2020 consisted primarily of maturities of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $63.6 million during the year ended December 31, 2021 compared to net cash provided by financing activities of $230.4 million during the year ended December 31, 2020. During the year ended December 31, 2021 cash provided by financing activities consisted primarily of the proceeds from the use of the 2020 ATM of $43.1 million and issuance of debt, net of issuance costs, of $24.0 million under the New Credit Facility, as well as proceeds from exercise of stock options of $1.8 million, partially offset by repayment of debt of $5.5 million to repay the Prior Credit Facility. During the year ended December 31, 2020, cash provided by financing activities consisted primarily of $164.0 million related to the follow-on public offering and the proceeds from the use of the 2018 ATM of $63.0 million, as well as proceeds from exercise of stock options of $3.1 million.
Funding Requirements
We expect our cash expenditures to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators.

As of December 31, 2021 we had cash and cash equivalents of $177.9 million and, subsequently, we received a $40 million upfront payment under the Janssen Collaboration and $45.6 million of net proceeds received from sales of our common stock under our 2020 ATM. In addition, we currently have the option to borrow $35 million under the New Credit Facility. Taken together, we believe that our current cash and cash equivalents plus the available borrowings under the New Credit Facility will be sufficient to fund our current operating plan commitments into the second half of 2023. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. We currently have access to the New Credit Facility, as described above, along with funds to potentially be earned in connection with our agreements with Janssen, Merck KGaA and Asana BioSciences, if research and development activities are successful under those agreements. Future additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Contractual Obligations
The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2021:

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years
Lease commitments(1)	$17,916	$4,064	$8,339	$5,513	$—
Long-term debt obligations(2)	34,416	2,155	6,391	25,870	—
Total	$52,332	$6,219	$14,730	$31,383	$—
__________________________________
(1)Represents future minimum lease payments under our non-cancelable operating and finance leases, which expire through February 2024. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)Represents future debt principal plus interest and final payments under the term loan under the New Credit Facility, which is payable in full on October 1, 2026. Refer to Note 7, Debt, in the Notes to Consolidated Financial Statements.
We enter into agreements in the normal course of business with third parties to assist us with preclinical, clinical, manufacturing, and other products and services for operating purpose. Certain of these agreements include termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to the parties with whom we contract upon termination, primarily to reimburse them for their unrecoverable outlays incurred prior to cancellation and for wind-down activities. The exact amounts of such obligations are dependent on the timing of termination and the exact terms of the relevant agreement and cannot be reasonably estimated. At December 31, 2021, we had cancellable open purchase orders of $138.7 million in total under agreements for preclinical, clinical, manufacturing, and other products and services for operating purposes. These amounts represent only our estimate of those items for which we had a contractual commitment to pay at December 31, 2021, assuming we would not cancel these agreements. The actual amounts we expect to pay in the future to the third parties under such agreements may differ from the cancellable open purchase order amounts.

In July 2015, we entered into a license agreement with Recepta Biopharma S.A., or Recepta, as amended, for the NaPi2b antibody. We refer to this as the Recepta License. Under the Recepta License, we paid Recepta an upfront payment of $1.0 million and are obligated to pay Recepta up to $65.5 million in development, regulatory and commercial milestones and tiered royalties in the low-single digit percentages on net sales of products outside of Brazil until the expiration of the royalty term. Upon the expiration of each royalty term in each country for each applicable product, the exclusive licenses granted to each party under the Recepta License will become fully-paid up and royalty-free. We have incurred $4.0 million and paid $2.8 million in development milestone payments to date under the Recepta License.
In January 2019, we entered into a commercial license agreement with Synaffix B.V., or Synaffix, which we amended and restated in November 2021 to expand our relationship with Synaffix. We refer to the amended and restated agreement as the Synaffix License. Under the Synaffix License, we have the right to develop, manufacture and commercialize ADCs directed to targets using Synaffix’s proprietary site-specific conjugation technology for up to twelve targets. Through December 31, 2021, we have licensed two targets from Synaffix in connection with our development of XMT-1592 and XMT-1660, for which we have paid $1.5 million in license fees, and $0.8 million in milestone payments. We are required to make milestone payments to Synaffix of up to an aggregate of $28.0 million in development and regulatory milestones and up to $20.0 million in one-time sales milestones based on the achievement of annual sales objectives for each of these two targets. Additionally, we paid upfront fees of $2.5 million at the time of amending and restating the Synaffix License in November 2021, which may be applied to reservation and license fees associated with our selection of the next three targets. Upon licensing any future targets, we will be obligated to pay in the range of $48.0 million to $117.0 million for issuance, development, regulatory and one-time sales milestones. We further amended the Synaffix License in February 2022 in connection with the Janssen Collaboration and agreed to pay Synaffix an additional fee of $1.5 million which may be applied to future reservation and license fees, as well as certain portions of potential future development milestones.
Upon commencement of commercial sales of any ADC product directed to a licensed target, if any, we are required to pay to Synaffix tiered royalties in the low-single digit percentages on net sales of the respective products. The Synaffix License remains in effect on a country-by-country and licensed product-by-licensed product basis until the expiration of the last-to-expire valid claim in a patent licensed under the Synaffix License covering such product in such country. Upon the expiration of the Synaffix License for each licensed product in each country, the licenses granted to us for such product in such country will become fully paid-up and perpetual. We may terminate the Synaffix License in its entirety or on a licensed product-by-licensed product basis at any time. Either party may terminate the Synaffix License, subject to a specified notice and cure period, for a breach by the other party of a material provision of the agreement or upon an insolvency-related event experienced by the other party.
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

We believe that our most critical accounting policies are those relating to revenue recognition and accrued research and development expenses as discussed in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, we perform the following five steps: (i) identification of contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.
The promised good or services in our arrangements typically consist of license rights to our intellectual property and research and development services. We also have optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts with the customer if such option is elected by the customer, unless the option provides a material right which would not be provided without entering into the contract. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources or (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.
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
Our contracts often include development and regulatory milestone payments. At contract inception and at each reporting period, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is not probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not included in the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.
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
We allocate the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations. We must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts we would expect to receive for each performance obligation.
For performance obligations consisting of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.
Collaborative Arrangements
We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements. Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. We consider the guidance in Topic 606 in determining the appropriate treatment for the transactions between us and our collaborative partners and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. To the extent revenue is generated from a collaboration, we will recognize our share of the net sales on a gross basis if we are deemed to be the principal in the transactions with customers, or on a net basis if we are instead deemed to be the agent in the transactions with customers, consistent with the guidance in Topic 606.
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
We record our expenses related to research and development activities based upon our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued or prepaid expense balance accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred. Significant judgement is involved in making the above estimates.
Recent accounting pronouncements
See Note 2, Recently Adopted Accounting Pronouncements, in the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements applicable to our business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $177.9 million, primarily held in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities are invested in U.S. Treasury obligations, commercial paper and corporate bonds. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in interest rates would not have a material effect on the fair market value of our investments portfolio.

The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of December 31, 2021, there was $25.0 million outstanding under the New Credit Facility and a potential change in the associated interest rates would be immaterial to the results of our operations.
Foreign Currency Exchange Rate Risks
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Mersana Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mersana Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mersana Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

Accrued & Prepaid Clinical Expenses

Description of the Matter
As summarized in Note 6 to the consolidated financial statements, the Company’s accrual for clinical expenses totaled $7.9 million as of December 31, 2021. In addition, the Company’s Prepaid Expenses and Other Current Assets and Other Assets accounts totaled $13.3 million, which included amounts that were paid in advance of services pursuant to clinical trials as of December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company is required to estimate clinical costs incurred and related accruals or remaining prepaid expenses based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

Auditing the Company’s accrued and prepaid clinical expenses was complex and judgmental, as the amounts are based on various estimates from third-party vendors, as well as other inputs estimated by members of management, such as, actual costs incurred but not yet billed, estimated project timelines, and the costs associated with these services. Furthermore, due to the duration of the Company’s ongoing research and development activities and the timing of invoicing received from third parties, the actual amounts incurred are not typically known by the date the financial statements are issued.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s process for recording accrued and prepaid clinical expenses. These procedures included controls over management’s review of inputs used, as well as the completeness and accuracy of the underlying data, in estimating the accrual and prepaid.

To test the accrued and prepaid clinical expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions noted above that are used by management to estimate the amounts recorded. We corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects. We also inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. Additionally, we reviewed information received by the Company directly from certain sites and other third parties, which included third parties’ estimates of costs incurred to date. We also performed analytical procedures over fluctuations in accrued and prepaid clinical expenses by vendor, study, or other significant work order throughout the period subject to audit and inspected subsequent invoices received from third parties to assess the impact to the accrued and prepaid balances.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
February 28, 2022

Mersana Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$177,947	$255,094
Prepaid expenses and other current assets	10,951	3,486
Total current assets	188,898	258,580
Property and equipment, net	1,968	1,730
Operating lease right-of-use assets	12,889	10,936
Other assets	2,356	2,153
Total assets	$206,111	$273,399
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,321	$8,340
Accrued expenses	28,716	16,146
Deferred revenue	3,944	3,987
Operating lease liabilities	2,303	1,437
Other liabilities	239	93
Total current liabilities	47,523	30,003
Operating lease liabilities	11,247	10,158
Long-term debt, net	24,626	4,977
Other liabilities	974	174
Total liabilities	84,370	45,312
Commitments (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 73,709,056 and 68,841,288 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	572,213	508,499
Accumulated deficit	(450,479)	(280,419)
Total stockholders’ equity	121,741	228,087
Total liabilities and stockholders’ equity	$206,111	$273,399
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Collaboration revenue	$43	$828	$42,123
Operating expenses:
Research and development	132,013	67,036	55,040
General and administrative	36,888	21,902	17,283
Total operating expenses	168,901	88,938	72,323
Other income (expense):
Interest income	65	424	2,226
Interest expense	(1,267)	(359)	(234)
Total other income (expense), net	(1,202)	65	1,992
Net loss	$(170,060)	$(88,045)	$(28,208)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	—	(25)	33
Comprehensive loss	$(170,060)	$(88,070)	$(28,175)
Net loss attributable to common stockholders — basic and diluted	$(170,060)	$(88,045)	$(28,208)
Net loss per share attributable to common stockholders — basic and diluted	$(2.41)	$(1.43)	$(0.65)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	70,580,949	61,485,205	43,492,113
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	23,234,472	$3	$172,966	$(8)	$(164,166)	$8,795
Issuance of common stock under public offering, net of issuance costs of $5,587	24,437,500	2	92,160	—	—	92,162
Exercise of stock options and warrants	150,978	—	175	—	—	175
Purchase of common stock under ESPP	140,073	—	489	—	—	489
Retirement of common stock in exchange for common stock warrant	(2,575,000)	—	(8,986)	—	—	(8,986)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	8,986	—	—	8,986
Stock-based compensation expense	—	—	4,872	—	—	4,872
Other comprehensive income	—	—	—	33	—	33
Net loss	—	—	—	—	(28,208)	(28,208)
Balance at December 31, 2019	45,388,023	$5	$270,662	$25	$(192,374)	$78,318
Issuance of common stock from at-the-market transactions, net of issuance costs of $2,176	10,900,599	1	62,976	—	—	62,977
Issuance of common stock under public offering, net of issuance costs of $10,809	9,200,000	1	163,990	—	—	163,991
Exercise of common stock warrant in exchange for common stock	2,574,971	—	—	—	—	—
Exercise of stock options	697,428	—	3,138	—	—	3,138
Purchase of common stock under ESPP	80,267	—	561	—	—	561
Stock-based compensation expense	—	—	7,172	—	—	7,172
Other comprehensive loss	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(88,045)	(88,045)
Balance at December 31, 2020	68,841,288	$7	$508,499	$—	$(280,419)	$228,087
Issuance of common stock from at-the-market transactions, net of issuance costs of $988	3,961,074	—	43,087	—	—	43,087
Exercise of stock options	421,381	—	1,837	—	—	1,837
Vesting of restricted stock units, net of employee tax obligation	407,060	—	(259)	—	—	(259)
Purchase of common stock under ESPP	78,253	—	640	—	—	640
Stock-based compensation expense	—	—	18,409	—	—	18,409
Net loss	—	—	—	—	(170,060)	(170,060)
Balance at December 31, 2021	73,709,056	$7	$572,213	$—	$(450,479)	$121,741
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(170,060)	$(88,045)	$(28,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	855	1,010	1,245
Net amortization of premiums and discounts on investments	—	(86)	(222)
Stock-based compensation	18,409	7,172	4,872
Other non-cash items	723	148	103
Changes in operating assets and liabilities:
Accounts receivable	—	—	459
Prepaid expenses and other current assets	(2,734)	(1,950)	2,179
Other assets	(718)	(700)	—
Accounts payable	483	942	(3,110)
Accrued expenses	12,570	7,280	(3,569)
Operating lease assets	1,829	1,642	1,771
Operating lease liabilities	(1,827)	(1,281)	(1,883)
Deferred revenue	(43)	(828)	(41,381)
Other liabilities	525	—	—
Net cash used in operating activities	(139,988)	(74,696)	(67,744)

Cash flows from investing activities
Maturities of marketable securities	—	37,500	27,000
Purchase of marketable securities	—	—	(53,688)
Purchase of property and equipment	(648)	(473)	(605)
Net cash (used in) provided by investing activities	(648)	37,027	(27,293)

Cash flows from financing activities
Net proceeds from public offering of common stock	—	163,990	92,162
Net proceeds from use of ATM	43,087	63,036	—
Proceeds from exercise of stock options	1,837	3,138	175
Proceeds from purchases of common stock under ESPP	640	561	489
Payment of employee tax obligations related to vesting of restricted stock units	(259)	—	—
Proceeds from issuance of debt, net of issuance costs	24,042	(197)	4,965
Repayment of debt	(5,486)	—	—
Payments under finance lease obligations	(215)	(116)	(87)
Net cash provided by financing activities	63,646	230,412	97,704

Increase (decrease) in cash, cash equivalents and restricted cash	(76,990)	192,743	2,667
Cash, cash equivalents and restricted cash, beginning of period	255,415	62,672	60,005
Cash, cash equivalents and restricted cash, end of period	$178,425	$255,415	$62,672

Supplemental disclosures of non-cash activities:
Fair value of common stock retired in exchange for issuance of common stock warrant	$—	$—	$8,986
Purchases of property and equipment in accounts payable and accrued expenses	$—	$102	$—
Debt financing costs in accrued expenses	$—	$—	$180
Cash paid for interest	$429	$234	$132
Right-of-use assets obtained in exchange for operating lease liabilities	$3,783	$9,980	$4,369
Right-of-use assets obtained in exchange for financing lease liabilities	$609	$—	$429
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements

1. Nature of Business and Basis of Presentation
Mersana Therapeutics, Inc. is a clinical stage biopharmaceutical company focused on developing antibody drug conjugates (ADCs) that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged over 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable it to design ADCs to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s innovative platforms, which include Dolaflexin and Dolasynthen, each delivering its DolaLock payload, as well as Immunosynthen, delivering the novel stimulator of interferon genes (STING) agonist ImmunoLock payload, together provide an efficient product engine that has enabled a robust discovery pipeline for the Company and its partners. The Company’s clinical candidates include upifitamab rilsodotin (UpRi) and XMT-1592. The Company's early stage programs include XMT-1660, a Dolasynthen ADC targeting B7-H4, as well as XMT-2056, a STING agonist ADC developed using the Company's Immunosynthen platform and targeting a novel epitope of human epidermal growth factor receptor 2 (HER2). The Company also has two earlier stage preclinical candidates, XMT-2068 and XMT-2175, both of which leverage the Company's Immunosynthen platform and target tumor-associated antigens.
The Company's lead product candidate, UpRi, is a first-in-class Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and other cancers. The Company is currently evaluating UpRi in platinum-resistant ovarian cancer in a single-arm registrational trial, referred to as UPLIFT, for which the Company expects to complete enrollment in the third quarter of 2022. The Company is also conducting a Phase 1/2 umbrella combination trial, referred to as UPGRADE. The first combination the Company is exploring is the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer. The Company may explore other combinations in the future. The Company expects to report interim data from UPGRADE in the second half of 2022. In the second quarter of 2022, the Company expects to initiate enrollment in a randomized placebo-controlled Phase 3 trial, referred to as UP-NEXT, to evaluate UpRi as single agent maintenance treatment in patients with recurrent platinum-sensitive ovarian cancer that have high NaPi2b expression.
The Company's second clinical candidate, XMT-1592, is a NaPi2b-targeted ADC leveraging the Dolasynthen platform. The Company is conducting a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer, or NSCLC, which it expects to complete in the second half of 2022.
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
The Company has incurred net losses since inception. The Company’s net loss was $170,060, $88,045 and $28,208 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company expects to continue to incur operating losses for at least the next several years. As of December 31, 2021, the Company had an accumulated deficit of $450,479. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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
•fees and expenses incurred under agreements with contract research organizations, investigative sites and other entities in connection with the conduct of preclinical studies, clinical trials and related services;
•the cost of acquiring, developing and manufacturing ADC product candidates, clinical trial materials and other research and development materials;
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
Costs for certain development activities, such as preclinical studies, clinical trials and manufacturing development activities, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendors on their actual costs incurred or level of effort

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid or accrued preclinical, manufacturing and clinical expenses.
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
Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, the Company performs the following five steps: (i) identification of contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.
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
The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration and at each reporting period, the Company evaluates the amount of potential payment and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method better predicts the amount of consideration to which the Company will be entitled. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price. We assessed each of our revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of our arrangements because: (a) the promised consideration approximates the cash selling price of the promised goods and services; and (b) timing of payment approximates the transfer of goods and services and performance is over a relatively short period of time within the context of the entire term of the contract.
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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
The Company allocates the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations. The Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts the Company would expect to receive for each performance obligation.
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
Collaborative Arrangements
The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. The Company also considers the guidance in ASC Topic 606 by analogy in determining the appropriate treatment for the transactions between the Company and its collaborative partners and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. To the extent revenue is generated from a collaboration, the Company will recognize its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in Topic 606.
Fair Value Measurements
Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability between market participants at measurement dates. ASC Topic 820, Fair Value Measurement (ASC 820), establishes a three-level valuation

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
hierarchy for instruments measured at fair value. The hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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

	Year ended December 31, 2021		Year ended December 31, 2020
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$255,094	$177,947	$62,351	$255,094
Restricted cash included in other assets, noncurrent	321	478	321	321
Total cash, cash equivalents and restricted cash per statement of cash flows	$255,415	$178,425	$62,672	$255,415
Other Assets
The Company recorded other assets of $2,356 and $2,153 as of December 31, 2021 and 2020, respectively, comprised of $1,418 and $1,832, respectively, held by a service provider, restricted cash of $478 and $321, respectively, held as a security deposit for a standby letter of credit related to a facility lease, and $460 as of December 31, 2021 of deferred financing costs related to the New Credit Facility (as defined below) with Silicon Valley Bank (SVB) and Oxford Financial LLC (Oxford). For additional information regarding the New Credit Facility, please refer to Note 7, Debt, to these consolidated financial statements.
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
The Company determines the fair value of each restricted stock unit (RSU), at its grant date based on the closing market price of the Company’s common stock on that date. For stock-based compensation subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock-based compensation on a straight-line basis over the requisite service period.
The Company records forfeitures as a cumulative adjustment in the period in which they occur.
Net Loss per Share
Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares outstanding and, for the year ended December 31, 2019, 2,575,000 Exchange Warrants (as defined in Note 8, Stockholders' Equity) outstanding during the period, without further consideration for potentially dilutive securities. In accordance with ASC Topic 260, Earnings Per Share, the Exchange Warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock method. For purposes of the diluted net loss per share calculation, stock options, unvested RSUs and warrants to purchase common stock are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2021	2020	2019
Stock options	8,342,429	6,112,948	4,720,772
Unvested restricted stock units	817,609	716,767	447,336
Warrants	39,474	39,474	39,474
	9,199,512	6,869,189	5,207,582
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of each asset as follows:

Computer equipment, office equipment and software	3 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or life of lease
Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the balance sheet and related gains or losses are reflected in the statement of operations. There were no material sales of assets during the years ended December 31, 2021, 2020 and 2019.
The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If an impairment review is performed to evaluate an asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not recognize impairment charges during the years ended December 31, 2021, 2020 and 2019.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Leases
Consistent with ASC Topic 842, Leases, the Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use lease assets (ROU assets), current portion of lease obligations and long-term lease obligations on the Company’s consolidated balance sheets. Assets subject to finance leases are included in property and equipment, and the related lease obligation is included in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while expense for financing leases is recognized as depreciation expense and interest expense using the effective interest method. The Company has elected the short-term lease recognition exemption for short-term leases, which allows the Company not to recognize lease liabilities and ROU assets on the consolidated balance sheets for leases with an original term of twelve months or less.
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
Comprehensive Income (Loss)
Comprehensive income (loss) comprises net loss and other comprehensive loss. For the year ended December 31, 2021, comprehensive loss equaled net loss. For the years ended December 31, 2020 and 2019, other comprehensive income (loss) consisted of changes in unrealized income and loss on marketable securities.
Concentration of Credit Risk and Off-balance Sheet Risk
The Company has no financial instruments with off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
primarily consist of cash equivalents and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company has not experienced any credit losses and does not believe that it is subject to any significant concentrations of credit risk from these financial instruments.
Recently Adopted Accounting Pronouncements
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
3. Collaboration Agreements
Merck KGaA
In June 2014, the Company entered into a Collaboration and Commercial License Agreement with Merck KGaA (the Merck KGaA Agreement). Upon the execution of the Merck KGaA Agreement, Merck KGaA paid the Company a non-refundable technology access fee of $12,000 for the right to develop ADCs directed to six exclusive targets over a specified period of time. No additional fees are due when a target is designated and the commercial license to the target is granted. Merck KGaA will be responsible for the product development and marketing of any products resulting from this collaboration.
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
In addition to the payments received for research and development activities performed on behalf of Merck KGaA, the Company could be eligible to receive up to a total of $780,000 in future milestones related to all targets under the Merck KGaA Agreement, plus low to mid-single digit royalties on the commercial sales of any resulting products during the applicable royalty term. The total milestones are categorized as follows: development milestones $84,000; regulatory milestones $264,000; and sales milestones $432,000. There are six individual development milestones per target, payable upon the completion of various activities, from the delivery of ADCs meeting defined specifications, through the dosing in a Phase 3 clinical trial. There are five regulatory milestones, which are payable upon regulatory approvals for a first indication in each of the U.S., European Union and Japanese markets and regulatory approvals for both a second and a third indication in the United States. There are three individual commercial milestones, which are payable upon the attainment of certain defined thresholds for annual net sales.
Prior to 2020, the Company had received $3,000 related to development milestones under the Merck KGaA Agreement. There have been no additional milestone payments in the years ended December 31, 2021 or 2020. The next potential milestone payment the Company will be eligible to receive will be a development milestone of $500 on Merck KGaA's designation of a preclinical development candidate for any target. Revenue will be recognized when achievement of the milestone is considered probable.
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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
The Company has concluded that each license for a designated target is not distinct from the research services performed related to the designated target as Merck KGaA cannot obtain the benefit of the license without the related research services. Each license for a designated target and the related services performance obligation is considered distinct from every other license for a designated target and related services performance obligation as each research plan is pursued independent of every other research plan for other designated targets.
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
The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2021 and 2020, the total estimated transaction price for the Merck KGaA Agreement was $21,325. The transaction price of $21,325 was allocated to the performance obligations as follows: approximately $3,941 for each of the license and corresponding research and development services units of account for the first and second designated targets; $3,439 for each of the license and corresponding research and development services units of account for the third and sixth designated target; $3,152 for the license and corresponding research and development services unit of account for the fourth designated target; $2,746 for the license and corresponding research and development services unit of account for the fifth designated target; $425 for rights to future technological improvements; and $242 for joint research committee services.
The Company is recognizing revenue related to the exclusive license and research and development services performance obligation over the estimated period of the research and development services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred. To

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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
As of December 31, 2021, the Company has completed its research service obligations associated with four of the six designated targets. During the years ended December 31, 2021, 2020 and 2019, the Company recorded collaboration revenue of $43, $828 and $853, respectively, related to its efforts under the Merck KGaA Agreement. During the year ended December 31, 2019, the Company recognized collaboration revenue and corresponding research and development expense of $1,280 related to the Merck KGaA Supply Agreement. There were no amounts recognized during the years ended December 31, 2021 and 2020 related to the Merck KGaA Supply Agreement. There was no balance in accounts receivable related to the Merck KGaA Agreement and Merck KGaA Supply Agreement as of either December 31, 2021 or December 31, 2020.
As of December 31, 2021 and 2020, the Company had recorded $3,944 and $3,987, respectively, in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement that will be recognized over the remaining performance period.
Takeda XMT-1522 Strategic Partnership
In January 2016, the Company entered into a Development Collaboration and Commercial License Agreement with Takeda Pharmaceutical, Inc.'s wholly owned subsidiary, Millennium Pharmaceuticals, Inc. for the development and commercialization of XMT-1522 (the XMT-1522 Agreement). Under the XMT-1522 Agreement, Takeda was granted the exclusive right to commercialize XMT-1522 outside of the United States and Canada. Under the XMT-1522 Agreement, the Company was responsible for conducting certain Phase 1 development activities for XMT-1522, including the ongoing Phase 1 clinical trial, at its own expense. The parties agreed to collaborate on the further development of XMT-1522 in accordance with a global development plan (Post-Phase 1 Development). On January 2, 2019, the Company received notice from Takeda stating that Takeda was exercising its right to terminate the XMT-1522 Agreement upon 30 days’ prior written notice. The XMT-1522 Agreement terminated in accordance with its provisions, and the Company and Takeda wound down activities related to the XMT-1522 Agreement as of March 31, 2019. Under the XMT-1522 Agreement, the Company and Takeda shared equally all agreed Post-Phase 1 Development costs through the date of termination and for a period of 30 days after the effective termination date.
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
Prior to the termination of the agreements, the Company had identified 14 performance obligations in the agreements. The Company concluded that the license related to each of the designated targets was not distinct from the research services performed related to each of the designated targets as Takeda could not have obtain the benefit of the license without the related research services. Each license to a designated target and the related service performance obligation was considered distinct from every other license to a designated target and related services performance obligation as each research plan was pursued independent of the any other research plans for other designated targets. Further, the material rights provided were determined

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
to be distinct from the other performance obligations in the arrangement as they were options in the contract Takeda agreements and not required for Takeda to obtain the benefit of the other promised goods or services in the arrangement. Similarly, the Company concluded that the XMT-1522 license and the related research and development services, including the Phase 1 development and the transfer of certain materials and know-how related to the Company's manufacturing processes, were one performance obligation. The license to the Company's intellectual property was not determined to be distinct from the research and related development services that the Company was obligated to perform. For the year ended December 31, 2019, the Company recorded total revenue of $39,965 related to its efforts under the 2016 Restated Agreement and the XMT-1522 Agreement. The Company did not record any revenue under the 2016 Restated Agreement and the XMT-1522 Agreement in the years ended December 31, 2021 and 2020.
The Company concluded that the Post-Phase 1 Development activities under the XMT-1522 Agreement represented joint operating activities in which both parties were active participants and of which both parties were exposed to significant risks and rewards that are dependent on the commercial success of the activities. Accordingly, the Company accounted for the Post-Phase 1 Development activities in accordance with ASC 808. For the year ended December 31, 2019, the Company was billed approximately $200 from Takeda representing Post-Phase 1 Development costs incurred by Takeda. These amounts have been reflected as research and development costs in the consolidated statement of operations. During the year ended December 31, 2019, the Company billed Takeda $195 related to ASC 808 costs.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of our contract assets and liabilities during the years ended December 31, 2021 and December 31, 2020:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2021
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$3,987	$—	$43	$3,944

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2020
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$4,815	$—	$828	$3,987
During the year ended December 31, 2021, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods.

	Year ended December 31,
	2021	2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$43	$828
Performance obligations satisfied in previous periods	$—	$—
Other Revenue
The Company has provided limited services for a collaboration partner, Asana BioSciences. For the years ended December 31, 2021, 2020 and 2019, the Company recorded revenue of $0, $0 and $25, respectively, related to these services. The next

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
potential milestone the Company is eligible to receive is $2,500 upon dosing the fifth patient in a Phase 1 clinical trial by Asana BioSciences. As of December 31, 2021, the Company considered this next milestone to be fully constrained as there is considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there is a high level of uncertainty in achieving this milestone, as this would require initiation of clinical trials by the collaboration partner. The Company reevaluates the probability of achievement of a milestone subject to constraint at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
4. Fair Value Measurements
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
As of December 31, 2021 and 2020, the carrying value of the Company’s outstanding borrowing under the Prior Credit Facility and New Credit Facility (as defined below, respectively) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The Prior Credit Facility and New Credit Facility are discussed in more detail in Note 7, Debt.
5. Property and Equipment
Property and equipment consists of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Laboratory equipment	$6,725	$6,520
Leasehold improvements	1,906	1,886
Computer equipment and office equipment	1,019	959
Total property and equipment at cost	9,650	9,365
Less: Accumulated depreciation	(7,682)	(7,635)
	$1,968	$1,730
The Company recorded assets under finance leases of $609, $0, and $429 as property and equipment during the years ended December 31, 2021, 2020 and 2019, respectively. Financing leases are discussed in more detail in Note 10, Leases. Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $855, $1,010 and $1,245, respectively.
6. Accrued Expenses
Accrued expenses consist of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accrued manufacturing expenses	$8,476	$4,157
Accrued clinical expenses	7,879	5,126
Accrued payroll and related expenses	7,319	5,412
Accrued preclinical expenses	3,848	619
Accrued professional fees	909	757
Accrued other	285	75
	$28,716	$16,146

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
7. Debt
On May 8, 2019, the Company entered into a loan and security agreement (the Original Agreement) with SVB pursuant to which the Company borrowed $5,000. The Original Agreement accrued interest at a floating per annum rate equal to the greater of (i) 4.0% and (ii) 1.50% below the Prime Rate. The Original Agreement had an interest-only period through August 31, 2020.
On August 28, 2020, the Company entered into a second amendment (the Second Amendment) to the Original Agreement with SVB (the Prior Credit Facility). Pursuant to the Second Amendment, the Company drew $5,200 upon execution of the Second Amendment, the proceeds of which were used to repay the Company’s existing balance under the Original Agreement and satisfy its obligations to SVB. The Amended Credit Facility accrued interest at a floating per annum rate equal to the greater of (i) 4.25% and (ii) 1.00% above the Prime Rate.
On October 29, 2021, the Company entered into a loan and security agreement (the New Credit Facility) with SVB and Oxford (Oxford and SVB, together the Lenders). Pursuant to the New Credit Facility, the Company can borrow term loans in an aggregate amount of $100,000, which includes (i) $60,000 in up to three principal advances through December 31, 2022, (ii) an additional $10,000 in one principal advance, if the Company reaches certain development milestone events through December 31, 2022, (iii) an additional $10,000 in one principal advance, if the Company reaches additional development milestone events through June 30, 2023 and (iv) an additional tranche of $20,000, subject to conditional approval from the Lenders. The Company drew $25,000 upon execution of the New Credit Facility, of which $5,500 of the proceeds was used to repay the existing balance under the Prior Credit Facility and satisfy its obligations to SVB, resulting in the recording of a $398 loss on extinguishment, which is presented within interest expense for the year ended December 31, 2021 on the Consolidated Statements of Operations and Comprehensive Loss. Upon entering into the New Credit Facility, the Company terminated all commitments by SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by the Company to SVB under the Prior Credit Facility.
The New Credit Facility bears interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) 5.25% above the Prime Rate. Interest is payable monthly in arrears on the first day of each month. The Company is obligated to make interest-only payments through November 1, 2024, followed by equal monthly principal payments and applicable interest through the maturity date of October 1, 2026 (the Maturity Date). If certain development milestones are met, then the interest-only period will be extended to November 1, 2025.
The Company is also required to make a final payment to the Lenders equal to 4.25% of the principal amount of the term loans then extended to the Company. This final payment is accreted under the effective interest method over the life of each term loan. The term loans are secured by substantially all of the Company’s assets, except for its intellectual property which is subject to a negative pledge, and certain other customary exclusions.
At the Company’s option, it may prepay the outstanding principal balance of any term loans in whole but not in part, subject to a prepayment fee of: (a) 3.0% of the term loans then extended to the Company if the prepayment occurs on or prior to the first anniversary of the funding date of such term loan, (b) 2.0% of the term loans then extended to the Company if the prepayment occurs after the first anniversary of the funding date of such term loan but on or prior to the second anniversary of the funding date of such term loan, or (c) 1.0% of the term loans then extended to the Company if the prepayment occurs after the second anniversary of the funding date of such term loan but before the Maturity Date. The New Credit Facility includes customary affirmative and restrictive covenants applicable to the Company. Affirmative covenants include, among others, covenants requiring the Company to maintain its corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. The restrictive covenants include, among others, requirements relating to the Company’s ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets and agree to a change in control, in each case subject to certain customary exceptions.
The Company’s payment obligations under the New Credit Facility are subject to acceleration upon the occurrence of specified events of default, which include, but are not limited to, the occurrence of a material adverse change in the Company’s business, operations, or financial or other condition. Amounts outstanding upon the occurrence of an event of default are payable upon the Lenders' demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. As of December 31, 2021, the Company was in compliance with all covenants under the New Credit Facility. As such, as of

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
December 31, 2021, the classification of the loan balance as stated on the balance sheet was based on the timing of defined future payment obligations.
In connection with entering into the New Credit Facility, the Company paid $958 in costs, of which $210 was paid to Lenders and $748 was paid to third parties. Certain costs were recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method, which was comprised of $151 of the costs paid to the Lenders and $273 of the costs paid to third parties. The remaining costs of $533 were capitalized in other assets related to the Company's right to borrow additional amounts from the Lenders in the future and amortized to interest expense over the relevant draw period on a straight-line basis.
As of December 31, 2021, there was $25,000 outstanding under the New Credit Facility and the debt consisted of the following:

December 31, 2021
Total debt	$25,000
Less: Current portion of long-term-debt	—
Total debt, net of current portion	25,000
Debt financing costs, net of accretion	(410)
Accretion related to final payment	36
Long-term debt, net	$24,626
As of December 31, 2021, the estimated future principal payments due are as follows:

2022	$—
2023	—
2024	2,083
2025	12,500
2026	10,417
Total debt	$25,000
During the year ended December 31, 2021 and 2020, the Company recognized $797 and $340, respectively, of interest expense related to the Prior Credit Facility and New Credit Facility, as applicable.
8. Stockholders’ Equity
Preferred stock
As of December 31, 2021, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
At-the-market equity offering program
In July 2018, the Company established an at-the-market (ATM) equity offering program (the 2018 ATM) pursuant to which it could offer and sell up to $75,000 of its common stock from time to time at prevailing market prices. During the year ended December 31, 2020, the Company sold 10,900,599 shares of common stock and received net proceeds of $62,976 through the 2018 ATM. In May 2020, the Company terminated the 2018 ATM and established a new ATM equity offering program (the 2020 ATM) pursuant to which it is able to sell up to $100,000 of its common stock from time to time at prevailing market prices. As of December 31, 2021, the Company had sold 3,961,074 shares of common stock and received net proceeds of $43,087 under the 2020 ATM.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Follow-on offering
In June 2020, the Company sold 9,200,000 shares of common stock, in an underwritten public offering price to the public of $19.00 per share. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were $163,990.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of December 31, 2021 and 2020 there were warrants to purchase 39,474 shares of common stock. During the year ended December 31, 2021, there were no exercises of warrants in exchange for shares of common stock.
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
In accordance with ASC Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding debit to additional paid-in-capital at the fair value of the Exchange Warrants on the issuance date. While outstanding, the Exchange Warrants were classified as equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. On March 2, 2020, the Exchanging Stockholders exercised the Exchange Warrants in full on a net cashless exercise basis, resulting in the issuance of 2,574,971 shares of common stock.
Common Stock
The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors of the Company (the Board).
As of December 31, 2021 and 2020 there were 9,199,512 and 6,869,189 shares of common stock, respectively, reserved for the exercise of outstanding stock options and warrants.

	December 31, 2021	December 31, 2020
Stock options	8,342,429	6,112,948
Restricted stock units	817,609	716,767
Warrants	39,474	39,474
	9,199,512	6,869,189
9. Stock Options
Stock option plans
As of June 30, 2017, there were 3,141,625 options outstanding under the Company’s 2007 Stock Incentive Plan. The 2007 Plan expired in June 2017. Any cancellations or forfeitures of options granted under the 2007 Stock Incentive Plan will increase the options available under the 2017 Stock Incentive Plan as described below.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
In June 2017 the Company’s shareholders approved the 2017 Stock Incentive Plan (the 2017 Plan or the Plan). Under the 2017 Plan initially, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the Plan cumulatively increases annually by 4% of the outstanding shares or such lesser amount determined by the Board. The terms of the awards made under the Plan are determined by the Board, subject to the provisions of the Plan. In January 2021, the number of shares of common stock issuable under the 2017 Plan was increased by 2,753,651 shares. As of December 31, 2021 there were 1,308,183 shares available for future issuance under the Plan. During the year ended December 31, 2021, the Company granted to employees 715,716 RSUs and options to purchase 2,870,720 shares of common stock under the 2017 Plan.
Under the 2017 Plan, both with respect to incentive stock options and nonqualified stock options, the exercise price per share will equal the fair market value of the common stock on the date of grant, as determined by the Board, and the vesting period is generally four years. Options granted under the Plan expire no later than 10 years from the date of grant. Options under the 2007 Plan were granted at an exercise price established by the Board (or a committee thereof) that was not less than the fair market value of the underlying common stock on the date of grant and subject to such vesting provisions determined by the Board (or a committee thereof). The Board may accelerate vesting or otherwise adjust the terms of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.
Inducement awards
The Company grants to its employees, upon approval by the Board, options to purchase shares of common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). The securities are issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. These options are subject to terms substantially the same as the options granted under the 2017 Plan. As of December 31, 2021 there were options to purchase 757,500 shares of common stock granted as inducement awards outstanding.
Stock option activity
A summary of the activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	6,112,948	$7.84	7.3	$114,729
Granted	3,308,220	$16.78
Exercised	(421,381)	$4.36
Cancelled	(657,358)	$11.76
Outstanding at December 31, 2021	8,342,429	$11.25	7.2	$8,458
Vested and expected to vest at December 31, 2021	8,342,429	$11.25	7.2	$8,458
Exercisable at December 31, 2021	3,997,529	$7.63	5.5	$7,539
The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019, was $11.71, $7.99 and $2.47 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was $4,299, $11,147, and $202, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was $1,837, $3,138 and $175 for the years ended December 31, 2021, 2020 and 2019, respectively.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Restricted stock units
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date.

A summary of the RSU activity under the 2017 Plan is as follow:

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	716,767	1.0	$19,073	$6.00
Granted	715,716	—		$18.39
Vested	(419,336)	—		$5.33
Forfeited	(195,538)	—		$12.34
Unvested at December 31, 2021	817,609	1.5	$5,086	$15.68
The total fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019, was $5,790, $0, and, $0, respectively.
Stock-based compensation expense
The Company uses the provisions of ASC 718, Stock Compensation, to account for all stock-based awards to employees and non-employees.
The measurement date for awards is generally the date of grant. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period, using the straight-line method.
The following table presents stock-based compensation expense by award type included within the Company’s consolidated statement of operations and comprehensive loss:

	Year ended December 31,
	2021	2020	2019
Stock options	$14,528	$5,725	$4,230
Restricted stock units	3,522	1,187	410
Employee stock purchase plan	359	260	232
Stock-based compensation expense included in Total operating expenses	$18,409	$7,172	$4,872
The following table presents stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss:

	Year ended December 31,
	2021	2020	2019
Research and development	$9,984	$3,841	$2,245
General and administrative	8,425	3,331	2,627
Stock-based compensation expense included in Total operating expenses	$18,409	$7,172	$4,872
As of December 31, 2021, there was $38,958 and $9,929 of unrecognized compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted average period of 2.6 years and 2.8 years, respectively.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The fair value of each option award is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2021	2020	2019
Risk-free interest rate	0.9%	1.2%	2.3%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.06	6.05	5.99
Expected stock price volatility	82%	74%	74%
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
Employee Stock Purchase Plan
During the year ended December 31, 2017, the Board adopted and the Company's stockholders approved the 2017 employee stock purchase plan (the 2017 ESPP). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP, plus an annual increase, to be added as of January 1st of each year, equal to the least of (i) 450,000 shares of common stock; (ii) one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31st; and (iii) the number of shares of common stock determined by the Board on or prior to such date for such year, up to maximum of 4,725,000 shares of common stock in the aggregate. During the years ended December 31, 2021 and 2020 the Company issued 78,253 and 80,267 shares, respectively, under the 2017 ESPP. As of December 31, 2021, there were 566,565 shares available for issuance.
10. Leases
The Company has an operating lease for its office and lab space in Cambridge, MA and operating and finance leases for certain equipment. In March 2020, the Company entered into the Seventh Amendment to the office and lab space lease (the Office Lease) to extend the term of the lease through March 2026. The Company has an option to extend the lease term of the Office Lease for an additional five years.
On April 5, 2021, the Company entered into an Eighth Amendment to the Office Lease, which granted the Company additional office space in its existing building for five years, beginning July 1, 2021, and committed the Company to lease payments of $4,983 over that period (the Expansion Lease). In connection with the Expansion Lease, the Company increased the balance of the security deposit by increasing the standby letter of credit for the benefit of its landlord by $157. The Expansion Lease also provided the Company with a tenant improvement allowance of $51. Independent from the option under the Office Lease, the Company has an option to extend the lease term of the Expansion Lease for an additional five years. The Company’s exercise of the options to extend the lease terms of both the Office Lease and Expansion Lease were not considered reasonably certain as of December 31, 2021.
The Expansion Agreement is a lease modification accounted for as a separate contract, because it expands the scope of the Office Lease and the additional lease payments are commensurate with market rents. The Company assessed the lease classification of the Expansion Lease as of the date of signing and determined that the Expansion Lease should be accounted for as an operating lease. The right-of-use asset and corresponding operating lease liability have been calculated based on the present value of lease payments over the lease term. The Company determined the appropriate incremental borrowing rate to utilize as a discount rate by using a synthetic credit rating which was estimated based on an analysis of outstanding debt of companies with similar credit and financial profiles. Since the operating lease is a net lease, as the non-lease components (i.e., common area maintenance) are paid separately from rent based on actual costs incurred, such non-lease components were not included in the right-of-use (ROU) asset and liability and are reflected as an expense in the period incurred.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
As a result of the signing of the Expansion Lease in April 2021, the Company recorded an increase of $3,783 to its ROU asset and lease liabilities in the second quarter of 2021.
The Company had a standby letter of credit agreement for the benefit of its landlord in the amount of $478 in connection with the Office Lease and Expansion Lease as of December 31, 2021 and $321 in connection with the Office Lease as of December 31, 2020, collateralized by a money market account.
The Company has remaining finance lease terms of one year to five years for certain equipment, some of which include options to purchase at fair value. For the year ended December 31, 2021, the Company recorded assets under finance leases of $609 as property and equipment.
The components of lease expense were as follows:

	Years ended December 31,
	2021	2020	2019
Operating lease cost	$3,502	$2,755	$2,160

Finance lease cost:
Amortization of right-of-use assets	$169	$101	$75
Interest on lease liabilities	28	21	20
	$197	$122	$95
Supplemental balance sheet information related to leases was as follows:

	Year ended December 31,
	2021	2020
Operating leases:
Operating lease right-of-use assets	$12,889	$10,936
Operating lease liabilities, current	$2,303	$1,437
Operating lease liabilities	$11,247	$10,158

Finance leases:
Property and equipment, gross	$1,038	$429
Property and equipment, accumulated depreciation	$(345)	$(176)
Other liabilities, current	$239	$93
Other liabilities	$449	$174

Weighted-average remaining lease term:
Operating leases	4.3 years	5.2 years
Finance leases	4.0 years	2.9 years

Weighted-average discount rate:
Operating leases	10.8%	10.8%
Finance leases	5.4%	6.9%

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,241	$2,394
Operating cash flows from finance leases	$28	$21
Financing cash flows from finance leases	$215	$116
Rent expense was $3,390, $2,644 and $2,160 for the years ended December 31, 2021, 2020 and 2019, respectively.
Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

	Operating leases	Finance leases
2022	$3,795	$269
2023	3,909	262
2024	4,027	141
2025	4,147	48
2026 and thereafter	1,310	8
Total lease payments	17,188	728
Present value adjustment	(3,638)	(40)
Present value of lease liabilities	$13,550	$688

11. Income Taxes
For the years ended December 31, 2021, 2020 and 2019, the Company recorded no income tax benefit for the net operating losses incurred in each year, due to its uncertainty of realizing a benefit from those items.
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.3%	6.7%	6.1%
Permanent differences	(0.2)%	1.2%	(2.0)%
General business credits	3.8%	3.4%	10.3%
Stock compensation	0.1%	—%	—%
Impact of ownership shift	—%	—%	(53.3)%
Change in valuation allowance	(31.0)%	(32.3)%	17.9%
	—%	—%	—%

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating losses	$106,055	$64,259
Tax credit carryforwards	12,424	5,670
Accrued expenses	6,892	4,058
Lease liabilities	3,698	3,166
Licensed technology	2,775	1,534
Deferred revenue	1,076	1,088
Depreciation	493	502
Other	71	84
Total gross deferred tax assets	133,484	80,361
Valuation allowance	(130,051)	(77,375)
Net deferred tax assets less valuation allowance	3,433	2,986
Deferred tax liabilities
Right-of-use assets	(3,433)	(2,986)
Total gross deferred tax liabilities	(3,433)	(2,986)
Net deferred taxes	$—	$—
The Company has incurred net operating losses (NOL) since inception. At December 31, 2021, the Company had Federal and State net operating loss carryforwards of approximately $403,579 and $337,057, respectively. Of the $403,579 of Federal net operating loss carryforwards, $34,149 expire at various dates through 2037. The remaining $369,430 of Federal net operating loss carryforwards do not expire. The State net operating loss carryforwards expire at various dates through 2041. At December 31, 2021, the Company had Federal and State research and development tax credit carryforwards of approximately $10,077 and $3,061, respectively, which expire at various dates through 2041.
As required by ASC 740, management of the Company has evaluated the evidence bearing upon the reliability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of all of these assets. Accordingly, the Company recorded a valuation allowance of $130,051 and $77,375 at December 31, 2021 and December 31, 2020, respectively. The valuation allowance increased by $52,676 and $28,468 during the years ended December 31, 2021 and 2020, respectively, primarily as a result of the Company’s net operating losses generated during the periods, respectively.
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
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits.
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
Interest and penalties related to uncertain tax positions would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files income tax returns in the United States federal tax jurisdiction and four state jurisdictions. The Company did not have any foreign operations during the years ended December 31, 2021, 2020 and 2019. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is closed for tax years prior to 2017, although carryforward attributes that were generated prior to tax year 2017 may still be adjusted upon examination to the extent utilized in a future period. There are no federal or state audits currently in progress.
12. Employee Benefit Plan
The Company has a defined contribution plan established under Section 401(k) of the Internal Revenue Code (401(k) Plan), which covers substantially all employees. Employees who have attained the age of 21 are eligible to participate in the 401(k) Plan with no service requirement. Employees may contribute up to 95% of eligible pay on a pre–tax basis up to the federal annual limits. For the period from January 1, 2019 to July 31, 2019, the Company matched the employees’ contributions at 50% on the first 6% up to $6. For the period from August 1, 2019 to December 31, 2020 and for the year ended December 31, 2021, the Company matched the employees’ contributions at 100% on the first 4% up to $7. For the years ended December 31, 2021, 2020 and 2019, the Company recorded expense of $764, $486 and $404, respectively, related to its contribution to its 401(k) Plan.
13. Commitments
License Agreements
During the years ended December 31, 2021, 2020 and 2019, the Company recorded research and development expense related to non-refundable license payments of $3,075, $250, and $750, respectively. Further development milestones of $2,125, $750 and $600, respectively, were also recorded as research and development expense during the years ended December 31, 2021, 2020 and 2019.
See Note 10, Leases, to these consolidated financial statements for the Company’s future obligations related to leases as of December 31, 2021.
14. Subsequent Events
Janssen Research Collaboration and License Agreement

In February 2022, the Company entered into the Janssen Collaboration pursuant to which the Company granted Janssen an exclusive license to use the Company's proprietary Dolasynthen platform and other technology to develop, manufacture and commercialize ADCs directed to up to three targets selected by Janssen. The Company is responsible for performing bioconjugation activities to create ADCs for Janssen based on antibodies provided by Janssen. The Company will also perform certain chemistry, manufacturing and controls development and early stage manufacturing activities for ADCs that Janssen progresses through development, up to and including the manufacturing of clinical drug substance, at Janssen’s cost. Except with respect to this limited manufacturing, Janssen will be responsible for the further development, manufacturing and

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
commercialization of the ADCs developed under the Janssen Collaboration, including obtaining any necessary regulatory approvals, at Janssen’s cost.
The Company received an upfront payment of $40,000 in February 2022. The Company is eligible to receive development and regulatory milestones with an aggregate total of $501,000, if licensed products directed to all three Targets are advanced by Janssen. The Company is also eligible to receive commercial milestones with an aggregate total of $530,000 in the event of commercialization of three Targets by Janssen and tiered royalties based on mid-single digits to low-double digits on future net sales of licensed ADCs
Unless earlier terminated, the Janssen Collaboration will continue in effect until the date on which the royalty term and all payment obligations with respect to all licensed ADCs in all countries have expired.
Other Events
On February 2, 2022, the Company amended the Commercial License and Option Agreement with Synaffix B.V. (Synaffix) in connection with the Janssen Collaboration, and agreed to pay Synaffix a non-refundable execution fee of $1,500 which will be applied against future target license fees or development milestones.
Further in connection with the Janssen Collaboration, on February 17, 2022, the Company amended the New Credit Facility described in Note 7, Debt, to these consolidated financial statements. Pursuant to this amendment the Company has agreed to replace the tranche B term loan and the tranche C term loan with a single combined term loan tranche in an aggregate principal amount of $20,000. Also, the combined term loan tranche will now be available any time on or prior to June 30, 2023, within 90 days of the Company achieving both of the prior tranche B and tranche C term loan milestones.
Subsequent to December 31, 2021 and through February 25, 2022, the Company sold 9,493,776 shares of common stock resulting in net proceeds of $45,579 from ATM offerings, with substantial participation from existing long-term investors. Approximately $9,414 remains unsold and available for sale under the 2020 ATM.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that:
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mersana Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting

We have audited Mersana Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mersana Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 28, 2022
ITEM 9B.    OTHER INFORMATION

2022 Inducement Stock Incentive Plan

On February 24, 2022, our Board of Directors adopted, upon recommendation of the compensation committee of our Board of Directors, or the Committee, the 2022 Inducement Stock Incentive Plan, or the Inducement Plan, to be effective immediately. The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards, collectively, the stock awards, with respect to an aggregate of 2,000,000 shares of our common stock (subject to adjustment as provided in the Inducement Plan). Awards under the Inducement Plan may only be granted to persons who (a) were not previously our employee or director or (b) are commencing employment with us following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with us and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). A complete copy of the Inducement Plan is attached hereto as Exhibit 10.28 to this Annual Report on Form 10-K.

On February 28, 2022, our Board of Directors adopted, upon recommendation of the Committee, the nonstatutory stock option agreement and the restricted stock unit agreement for use in the grant of stock options and restricted stock units pursuant to the Inducement Plan. All stock options under the Inducement Plan shall be nonstatutory stock options. A complete copy of the forms of nonstatutory stock option agreement and the restricted stock unit agreement are attached hereto as Exhibits 10.30 and 10.29, respectively, to this Annual Report on Form 10-K.
At-the-market Equity Offering Program
On February 28, 2022, we entered into a Sales Agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $100.0 million. Sales of common stock through Cowen may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Cowen has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our shares of common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333-260895), which became effective on November 18, 2021, and pursuant to a prospectus supplement relating to such offering to be filed with the Securities and Exchange Commission.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

We post our Code of Business Conduct and Ethics, which applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “Corporate Governance” sub-section of the “Investors & Media” section (https://ir.mersana.com) of our corporate website https://mersana.com/. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated here by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.4
Eighth Lease Modification Agreement to the Lease Between Rivertech Associates II LLC and Mersana Therapeutics, Inc., effective as of April 5, 2021, by and between Mersana Therapeutics, Inc. and Rivertech Associates II LLC. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, File No. 001-38129, filed on May 10, 2021).

10.5+
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

10.9
Amendment 4 to Collaboration and Commercial License Agreement dated May 15, 2018, by and between Mersana Therapeutics, Inc. and Merck KGaA (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-38129, filed on August 14, 2018).

10.10+
License, Development and Commercialization Agreement, dated July 9, 2015, by and between Mersana Therapeutics, Inc. and Recepta Biopharma S.A. (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).

10.11
First Amendment to the License, Development and Commercialization Agreement, dated August 19, 2019, by and between Mersana Therapeutics, Inc. and Recepta Biopharma S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-38129, filed on November 6, 2019).

10.12
Second Amendment to the License, Development and Commercialization Agreement, dated September 28, 2021, by and between Mersana Therapeutics, Inc. and Recepta Biopharma S.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, File No. 001-38129, filed on November 9, 2021).

10.13+
Agreement Regarding LICR Technology, dated July 9, 2015, by and between Ludwig Institute for Cancer Research, Recepta Biopharma S.A. and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).

10.14	Loan and Security Agreement, dated October 29, 2021, by and between Oxford Finance LLC, Silicon Valley Bank and Mersana Therapeutics, Inc.

10.15	Amended and Restated Commercial License and Option Agreement, dated November 23, 2021, by and between Synaffix B.V. and Mersana Therapeutics, Inc.

10.16†
Amended and Restated Offer Letter, by and between Mersana Therapeutics, Inc. and Anna Protopapas, dated March 17, 2017 (incorporated by reference to Exhibit 10.16 to the Company's Form S-1, File No. 333-218412, filed on June 1, 2017).

10.17†
Offer Letter, by and between Mersana Therapeutics, Inc. and Arvin Yang, dated November 5, 2020 (incorporate by reference to Exhibit 10.2 to the Company's Form 10-Q, File No. 001-38129, filed on May 10, 2021).

10.18†
Offer Letter, by and between Mersana Therapeutics, Inc. and Brian DeSchuytner, dated June 10, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, File No. 001-38129, filed on May 8, 2020).

10.19†
Amended and Restated Offer Letter, by and between Mersana Therapeutics, Inc. and Michael Kaufman, dated March 8, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, File No. 001-38129, filed on May 10, 2021).

10.20†
Amended and Restated Offer Letter, by and between Mersana Therapeutics, Inc. and Timothy B. Lowinger, dated March 8 (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).

10.21†	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).

10.22†	Form of Incentive Stock Option under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).

10.23†	Form of Nonqualified Stock Option under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1, File No. 333-218412, filed on June 1, 2017).

10.24†	2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).

10.25†	Form of Incentive Stock Option under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).

10.26†	Form of Nonqualified Stock Option under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).

10.27†	Form of Restricted Stock Unit under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, File No. 333-38129, filed on August 6, 2021).

10.28†	2022 Inducement Stock Incentive Plan

10.29†	Form of Inducement Restricted Stock Unit under the 2022 Inducement Stock Incentive Plan

10.30†	Form of Non-statutory Stock Option under the 2022 Inducement Stock Incentive Plan

10.31†	2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).

10.32†	2017 Cash Bonus Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form S-1/A, File No. 333-218412, filed on June 16, 2017).

21.1*	Subsidiaries of Mersana Therapeutics, Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer.

32.1**	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

101
The following financial and related information from Mersana Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Operations and Comprehensive Loss; (iii) the Consolidated Statement of Changes in Stockholders' Equity; (iv) the Consolidated Statement of Cash Flows; and, (v) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (contained in Exhibit 101).
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

Mersana Therapeutics, Inc.

Date: February 28, 2022	/s/ Anna Protopapas
Anna Protopapas President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

Signature	Title	Date

/s/ ANNA PROTOPAPAS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Anna Protopapas

/s/ BRIAN DESCHUYTNER	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Brian DeSchuytner

/s/ ASHISH MANDELIA	Vice President, Controller (Principal Accounting Officer)	February 28, 2022
Ashish Mandelia

/s/ DAVID MOTT	Chairman of the Board	February 28, 2022
David Mott

/s/ KRISTEN HEGE	Director	February 28, 2022
Kristen Hege, M.D.

/s/ ANDREW A. F. HACK	Director	February 28, 2022
Andrew A. F. Hack, M.D., Ph.D.

/s/ LAWRENCE M. ALLEVA	Director	February 28, 2022
Lawrence M. Alleva

/s/ WILLARD H. DERE, M.D.	Director	February 28, 2022
Willard H. Dere, M.D.

/s/ MARTIN H. HUBER, M.D.	Director	February 28, 2022
Martin H. Huber, M.D.

/s/ ALLENE M. DIAZ	Director	February 28, 2022
Allene M. Diaz