Form 10-Q
period 2022-03-31
Mersana Therapeutics, Inc.
filed 2022-05-09
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 96,991,298 shares of Common Stock ($0.0001 par value per share) outstanding as of May 5, 2022.

REFERENCES TO MERSANA
Throughout this Quarterly Report on Form 10-Q, the “Company,” “Mersana,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Mersana Therapeutics, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Mersana Therapeutics, Inc.
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
•the adequacy of our inventory of upifitamab rilsodotin, or UpRi, and our other clinical product candidates to support our ongoing and planned clinical trials, as well as the outcome of planned manufacturing runs;
•the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•unmet needs in ovarian and other cancer treatment;
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, the COVID-19 pandemic could adversely affect our preclinical and clinical development efforts, business operations and financial results. The extent of the impact and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the emergence of new variants of the virus, travel restrictions, quarantines, physical distancing and business closure requirements in the United States. and in other countries, and the effectiveness of actions taken globally to contain and treat the disease.

The forward-looking statements contained herein represent our views as of the date of this Quarterly Report on Form 10-Q and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q may include industry and market data, which we may obtain from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third‑party sources.
RISK FACTORS SUMMARY
Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.
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
•We have a credit facility that requires us to meet certain affirmative and negative covenants and places restrictions on our operating and financial flexibility.
•We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.
•We only have two product candidates, UpRi and XMT-1592, in clinical trials. A failure of any of our current or future product candidates in clinical development could adversely affect our business and may require us to discontinue development of other product candidates based on the same technology.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$230,057	$177,947
Prepaid expenses and other current assets	11,413	10,951
Total current assets	241,470	188,898
Property and equipment, net	2,549	1,968
Operating lease right-of-use assets	12,001	12,889
Other assets, noncurrent	2,247	2,356
Total assets	$258,267	$206,111
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,775	$12,321
Accrued expenses	27,475	28,716
Deferred revenue	16,578	3,944
Operating lease liabilities	2,404	2,303
Other current liabilities	231	239
Total current liabilities	56,463	47,523
Operating lease liabilities, noncurrent	10,567	11,247
Long-term debt, net	24,702	24,626
Deferred revenue, noncurrent	25,620	—
Other liabilities, noncurrent	389	974
Total liabilities	117,741	84,370
Commitments (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized; 87,073,084 and 73,709,056 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	9	7
Additional paid-in capital	638,254	572,213
Accumulated deficit	(497,737)	(450,479)
Total stockholders’ equity	140,526	121,741
Total liabilities and stockholders’ equity	$258,267	$206,111
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$2,036	$11
Operating expenses:
Research and development	35,806	27,415
General and administrative	12,782	7,208
Total operating expenses	48,588	34,623
Other income (expense):
Interest income	18	12
Interest expense	(724)	(93)
Total other income (expense), net	(706)	(81)
Net loss	(47,258)	(34,693)
Net loss attributable to common stockholders — basic and diluted	$(47,258)	$(34,693)
Net loss per share attributable to common stockholders — basic and diluted	$(0.59)	$(0.50)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	79,928,591	68,987,857
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	68,841,288	$7	$508,499	$(280,419)	$228,087
Exercise of stock options	148,472	—	764	—	764
Vesting of restricted stock units, net of employee tax obligations	61,678	—	(259)	—	(259)
Stock-based compensation expense	—	—	4,039	—	4,039
Net loss	—	—	—	(34,693)	(34,693)
Balance at March 31, 2021	69,051,438	$7	$513,043	$(315,112)	$197,938

Balance at December 31, 2021	73,709,056	$7	$572,213	$(450,479)	$121,741
Issuance of common stock from at-the-market transactions, net of issuance costs of $1,322	13,169,903	2	60,460	—	60,462
Exercise of stock options	26,951	—	96	—	96
Vesting of restricted stock units	167,174	—	—	—	—
Stock-based compensation expense	—	—	5,485	—	5,485
Net loss	—	—	—	(47,258)	(47,258)
Balance at March 31, 2022	87,073,084	$9	$638,254	$(497,737)	$140,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(47,258)	$(34,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	205	226
Stock-based compensation	5,485	4,039
Other non-cash items	194	38
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(462)	(37)
Other assets	—	(1,366)
Accounts payable	(2,524)	3,415
Accrued expenses	(2,159)	1,251
Operating lease right-of-use assets	889	415
Operating lease liabilities	(579)	(299)
Deferred revenue	38,254	(11)
Net cash used in operating activities	(7,955)	(27,022)

Cash flows from investing activities
Purchase of property and equipment	(329)	(114)
Net cash used in investing activities	(329)	(114)

Cash flows from financing activities
Net proceeds from the at-the-market facility	60,374	—
Proceeds from exercise of stock options	96	764
Payment of employee tax obligations related to vesting of restricted stock units	—	(259)
Payments under capital lease obligations	(76)	(33)
Net cash provided by financing activities	60,394	472

Increase (decrease) in cash, cash equivalents and restricted cash	52,110	(26,664)
Cash, cash equivalents and restricted cash, beginning of period	178,425	255,415
Cash, cash equivalents and restricted cash, end of period	$230,535	$228,751

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$457	$189
Cash paid for interest	$531	$60
Right-of-use assets obtained in exchange for financing lease liabilities	$—	$213
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements
(unaudited)

1. Nature of business and basis of presentation
Mersana Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing antibody drug conjugates ("ADCs") that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged over 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable it to develop ADCs that are designed to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s innovative platforms include Dolaflexin and Dolasynthen, each of which deliver the DolaLock payload, as well as Immunosynthen, which delivers a novel stimulator of interferon genes ("STING") agonist ImmunoLock payload. Together, these platforms provide an efficient product engine that has enabled a robust discovery pipeline for the Company and its partners. The Company’s clinical candidates include upifitamab rilsodotin ("UpRi") and XMT-1592. The Company's early-stage programs include XMT-1660, a Dolasynthen ADC targeting B7-H4, as well as XMT-2056, a STING-agonist ADC developed using the Company's Immunosynthen platform and targeting a novel epitope of human epidermal growth factor receptor 2 ("HER2"). The Company also has two earlier stage preclinical candidates, XMT-2068 and XMT-2175, both of which leverage the Company's Immunosynthen platform and target tumor-associated antigens.
The Company's lead product candidate, UpRi, is a first-in-class Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and other cancers with limited expression in healthy tissues. The Company is currently evaluating UpRi in platinum-resistant ovarian cancer in a single-arm registrational trial, referred to as UPLIFT. The Company is also conducting a Phase 1/2 umbrella combination trial, referred to as UPGRADE. Initially, the Company is exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer. The Company may explore other combinations in the future.
The Company's second clinical candidate, XMT-1592, is a NaPi2b-targeted ADC leveraging the Dolasynthen platform. The Company is conducting a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer ("NSCLC").
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
The Company has incurred cumulative net losses since inception. For the three months ended March 31, 2022, the net loss was $47.3 million, compared to net loss of $34.7 million in the three months ended March 31, 2021. The Company expects to continue to incur operating losses for at least the next several years. As of March 31, 2022, the Company had an accumulated deficit of $497.7 million. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board ("FASB").
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, the statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 and statements of cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.
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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Fair Value Measurements
Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability between market participants at measurement dates. ASC 820, Fair Value Measurement, establishes a three-level valuation hierarchy for instruments measured at fair value. The hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$177,947	$230,057	$255,094	$228,430
Restricted cash included in other assets, noncurrent	478	478	321	321
Total cash, cash equivalents and restricted cash per statement of cash flows	$178,425	$230,535	$255,415	$228,751
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on our condensed consolidated financial statements or disclosures.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
3. Collaboration agreements
Janssen Biotech Inc.
In February 2022, the Company entered into a research collaboration and license agreement with Janssen Biotech Inc. ("Janssen" and such agreement, the "Janssen Agreement") focused on the research, development and commercialization of novel ADCs for three oncology targets by leveraging Mersana’s ADC expertise and Dolasynthen platform with Janssen’s proprietary antibodies. Upon execution of the Janssen Agreement, the Company received a non-refundable upfront payment of $40.0 million from Janssen. Pursuant to the Janssen Agreement, the Company granted Janssen two exclusive, non-transferrable, worldwide licenses - the Research License and the Commercialization License (together, the "Licenses"). The Research License provides Janssen, on a target-by-target basis, rights under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration solely to conduct Janssen’s activities under the research and Chemistry, Manufacturing and Controls ("CMC") plans with respect to each target. The Commercialization License is a royalty-bearing license granted on a target-by-target basis under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration to develop, manufacture, commercialize and otherwise exploit licensed ADCs and any licensed products containing licensed ADCs directed toward a target. Janssen may select up to three targets and may substitute each target once prior to a substitution deadline. Janssen is not required to pay a fee for its first substitution right, but must pay a one-time fee for access to the subsequent substitution rights following its exercise of its second substitution right.
Pursuant to mutually agreed research and CMC plans, the Company will perform bioconjugation, production development, preclinical manufacturing, and certain related research and preclinical development activities, in order to progress the targets through IND submission for further development, manufacture and commercialization by Janssen. Janssen will have sole responsibility for IND-enabling studies, IND submission, clinical development, regulatory activities and commercialization of the licensed ADCs. Both the Company and Janssen will have equal representation on a Joint Research Committee and Joint Manufacturing Committee to oversee the research and CMC activities. The Company estimates that its activities under the research plans for the targets will be performed through 2024.
The Company's CMC activities will be compensated by Janssen at agreed upon rates. Assuming successful development and commercialization of all the three targets by Janssen, the Company could receive up to an additional $505 million in development and regulatory milestones and $530 million in sales milestones as well as tiered mid single-digit to low double-digit royalties on aggregate net sales of the ADC products. To date, the Company has not achieved any of the specified milestones.
Unless earlier terminated, the Janssen Agreement will expire upon the expiration of the last royalty term for a product under the Janssen Agreement. The Janssen Agreement contains customary provisions for termination by either party, including in the event of breach of the Janssen Agreement, subject to cure, by Janssen for convenience and by Mersana upon a challenge of the licensed patents, and customary provisions regarding the effects of termination.
Janssen may request that the Company perform clinical manufacturing services under a separate clinical supply agreement. Janssen may also request that the Company perform a technology transfer of bioconjugation and manufacturing process technology, at Janssen's cost, at an agreed upon rate.
Accounting Analysis
The Company assessed the Janssen Agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that that the contract counter party, Janssen, is a customer. The Company identified the following seven material performance obligations under the Janssen Agreement: (i) exclusive Licenses and research activities for each of the three designated targets, (ii) CMC activities for each of the three designated targets and (iii) the first target substitution right.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The Company concluded that the Licenses and research activities are one combined performance obligation for each target as the Licenses are not capable of being distinct from the research activities given their proprietary nature. The CMC activities are considered a distinct performance obligation for each target as the activities could be performed by a third-party provider. The first target substitution right is considered a material right as there is no option exercise fee and, as such, is a distinct performance obligation.
In accordance with ASC 606, the Company determined that the initial transaction price under the Janssen Agreement equals $40.0 million, consisting of the upfront, non-refundable and non-creditable payment. None of the development and the regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including stage of development and the remaining risks associated with the development required to achieve the milestones, as well as whether the achievement of the milestones is outside the control of the Company or Janssen. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as such milestones were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment.
The Company determined that the consideration for CMC activities represents variable consideration. The Company has not included potential cost reimbursements within the transaction price as no CMC activities for any of the three targets have been initiated. The Company elected to apply the Right to Invoice practical expedient under ASC 606. As such, the Company will recognize revenue related to the CMC activities when the services are performed.
Consistent with the allocation objective under ASC 606, the Company allocated the $40.0 million fixed upfront payment in the transaction price to the Licenses and research activities and first substitution right based on each performance obligation’s relative standalone selling price. Each of the standalone selling prices for the Licenses and research activities and for the first substitution right were estimated utilizing an income approach, along with the likelihood of exercise for the substitution right and included the following key assumptions: the development timeline, revenue forecast, discount rate and probabilities of technical and regulatory success.
The Company is recognizing revenue related to the Licenses and research services performance obligation over the estimated period of the research services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred.
The Company will recognize revenue related to the first target substitution right over time in congruence with the Licenses and research activities, upon the exercise of the option. If the first target substitution option is not exercised, the Company will recognize the entirety of the revenue in the period when the option expires.
During the three months ended March 31, 2022, the Company recorded collaboration revenue of $1.7 million related to its efforts under the Janssen Agreement. As of March 31, 2022, the Company had recorded $38.3 million in deferred revenue related to the Janssen Agreement that will be recognized over the remaining performance period and classified as current or noncurrent on the accompanying consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations. The aggregate amount of the transaction price allocated to unsatisfied performance obligations was $38.3 million as of March 31, 2022, which is expected to be recognized over the period the associated research activities are performed for each target.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Summary of Contract Assets and Liabilities
The Company did not record any contract assets as of March 31, 2022 related to the Janssen Agreement. The following table presents changes in the balances of the Company's contract liabilities related to the Janssen Agreement during the three months ended March 31, 2022:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2022
Contract liabilities:
Deferred revenue	$—	$40,000	$1,735	$38,265
During the three months ended March 31, 2022, the Company recognized the following revenues related to the Janssen Agreement as a result of changes in the contract liability balances in the respective periods:

Three Months Ended March 31,
(in thousands)	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$—
Performance obligations satisfied in previous periods	$—
Merck KGaA
In June 2014, the Company entered into a collaboration and commercial license agreement with Merck KGaA (the "Merck KGaA Agreement"). Upon the execution of the Merck KGaA Agreement, Merck KGaA paid the Company a non-refundable technology access fee of $12.0 million for the right to develop ADCs directed to six exclusive targets over a specified period of time. No additional fees are due when a target is designated and the commercial license to the target is granted. Merck KGaA will be responsible for the product development and marketing of any products resulting from this collaboration.
Under the terms of the Merck KGaA Agreement, the Company and Merck KGaA develop research plans to evaluate Merck KGaA's antibodies as ADCs incorporating the Company's technology. The Company receives reimbursement for its efforts under the research plans. The goal of the research plans is to provide Merck KGaA with sufficient information to formally nominate a development candidate and begin IND-enabling studies.
All six targets were designated prior to 2018. The next potential milestone payment that the Company is eligible to receive is a development milestone of $0.5 million on Merck KGaA’s designation of a preclinical development candidate for a target. Revenue will be recognized when achievement of the milestone is considered probable.
In May 2018, the Company entered into a supply agreement with Merck KGaA (the "Merck KGaA Supply Agreement"). Under the terms of the Merck KGaA Supply Agreement, the Company will provide Merck KGaA preclinical non-GMP ADC drug substance and clinical GMP drug substance for use in clinical trials associated with one of the antibodies designated under the Merck KGaA Agreement. The Company receives fees for its efforts under the Merck KGaA Supply Agreement and reimbursement equal to the supply cost. The Company may also enter into future supply agreements to provide clinical supply material should Merck KGaA pursue clinical development of any other candidates nominated under the Merck KGaA Agreement.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Accounting Analysis
The Company concluded that Merck KGaA is a customer and accounted for the Merck KGaA Agreement in accordance with ASC 606. The Company identified the following performance obligations under the Merck KGaA Agreement: (i) exclusive license and research services for six designated targets, (ii) rights to future technological improvements and (iii) participation of project team leaders and providing joint research committee services.
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
As of March 31, 2022, the Company had completed its research service obligations associated with four of the six designated targets. The Company did not recognize any corresponding research and development expense related to the Merck KGaA Supply Agreement during the three months ended March 31, 2022 and 2021.
As of March 31, 2022 and December 31, 2021, the Company had $3.9 million in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement. Such amounts will be recognized over the remaining performance period.
Summary of Contract Assets and Liabilities
The Company did not record any contract assets as of March 31, 2022 and December 31, 2021. The following table presents changes in the balances of the Company's contract liabilities related to the Merck KGaA Agreement and Merck KGaA Supply Agreement during the three months ended March 31, 2022 and 2021:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2022
Contract liabilities:
Deferred revenue	$3,944	$—	$11	$3,933

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2021
Contract liabilities:
Deferred revenue	$3,987	$—	$11	$3,976

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
During the three months ended March 31, 2022 and 2021, the Company recognized the following revenues related to the Merck KGaA Agreement and Merck KGaA Supply Agreement as a result of changes in the contract liability balances in the respective periods:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$11	$11
Performance obligations satisfied in previous periods	$—	$—
Other Revenue
The Company has provided limited services for a collaboration partner, Asana BioSciences, LLC ("Asana Biosciences"). For the three months ended March 31, 2022, the Company recognized revenue of $0.3 million related to these services and for the three months ended March 31, 2021, the Company did not recognize revenue related to these services. The next potential milestone the Company is eligible to receive is $2.5 million upon dosing the fifth patient in a Phase 1 clinical study by Asana BioSciences. While the first patient was dosed in April 2022, as of March 31, 2022, the Company considers this next milestone to be fully constrained as there is considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there is a high level of uncertainty in achieving this milestone, as the collaboration partner continues to evaluate its candidate in the phase 1 trial. The Company reevaluates the probability of achievement of a milestone subject to constraint at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
4. Fair value measurements
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 6) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 6, Debt.
5. Accrued expenses
Accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Accrued manufacturing expenses	$9,381	$8,476
Accrued clinical expenses	7,569	7,879
Accrued preclinical expenses	4,824	3,848
Accrued payroll and related expenses	3,456	7,319
Accrued professional fees	1,751	909
Accrued other	494	285
	$27,475	$28,716

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
6. Debt
On May 8, 2019, the Company entered into a loan and security agreement (the "Prior Credit Facility") with Silicon Valley Bank ("SVB"), which was subsequently amended on June 29, 2019, August 28, 2020, and August 27, 2021. Refer to Note 7, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding the Prior Credit Facility.
On October 29, 2021, the Company entered into a loan and security agreement (the "New Credit Facility") with SVB and Oxford Finance, LLC ("Oxford" and, together with SVB, the "Lenders"). Pursuant to the New Credit Facility, as amended on February 17, 2022, the Company can borrow term loans in an aggregate amount of $100.0 million, which includes (i) $60.0 million in up to three principal advances through December 31, 2022, (ii) an additional $20.0 million in one principal advance, if the Company reaches certain development milestone events through June 30, 2023, (iii) and an additional tranche of $20.0 million, subject to conditional approval from the Lenders. The New Credit Facility is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company drew $25.0 million upon execution of the New Credit Facility, of which $5.5 million of the proceeds was used to repay the existing balance under the Prior Credit Facility and satisfy its obligations to SVB. Upon entering into the New Credit Facility, the Company terminated all commitments by SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by the Company to SVB under the Prior Credit Facility.
Refer to Note 7, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding the New Credit Facility. As of March 31, 2022, the Company was in compliance with all covenants under the New Credit Facility. There are no events of default as of March 31, 2022.
Unamortized debt financing costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. Unamortized deferred financing costs of $0.4 million were recorded in other assets as of March 31, 2022 related to the Company's right to borrow additional amounts from the Lenders in the future and amortized to interest expense over the relevant draw period on a straight-line basis.
The following is a summary of obligations under the term loan as of March 31, 2022:

(in thousands)	March 31, 2022
Total debt	$25,000
Less: Current portion of long-term debt	—
Total debt, net of current portion	25,000
Debt financing costs, net of accretion	(388)
Accretion related to final payment	90
Long-term debt, net	$24,702
During the three months ended March 31, 2022 and 2021, the Company recognized $0.7 million and $0.1 million, respectively, of interest expense related to the New Credit Facility and Prior Credit Facility, respectively.
7. Stockholders’ equity
Preferred stock
As of March 31, 2022, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
At-the-market ("ATM") equity offering program
In May 2020, the Company established a new ATM equity offering program (the "2020 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the three months ended March 31, 2022, the Company sold 11,740,210 shares of common stock and received net proceeds of $54.8 million under the 2020 ATM. As of March 31, 2022, the 2020 ATM had been fully utilized.
In February 2022, the Company established a new ATM equity offering program (the "2022 ATM"), pursuant to which it is able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the three months ended March 31, 2022, the Company sold approximately 1,429,693 shares of common stock and received net proceeds of $5.8 million under the 2022 ATM. Subsequent to March 31, 2022 and through May 5, 2022, the Company sold 9,904,964 shares of common stock resulting in net proceeds of $40.0 million under the 2022 ATM. As of May 5, 2022, approximately $53.3 million remains unsold and available for sale under the 2022 ATM.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of March 31, 2022, there were warrants to purchase 39,474 shares of common stock outstanding. During the three months ended March 31, 2022, there were no exercises of warrants in exchange for shares of common stock.
Common stock
The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors (the "Board").
As of March 31, 2022 and December 31, 2021, there were 11,524,655 and 9,199,512, respectively, shares of common stock reserved for the exercise of outstanding stock options, restricted stock units ("RSUs") and warrants.

	March 31, 2022	December 31, 2021
Stock options	10,028,741	8,342,429
Restricted stock units	1,456,440	817,609
Warrants	39,474	39,474
	11,524,655	9,199,512

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
8. Stock-based compensation
Stock incentive plans
As of June 30, 2017, there were 3,141,625 stock options outstanding under the Company’s 2007 Stock Incentive Plan (the "2007 Plan"). The 2007 Plan expired in June 2017. Any cancellations or forfeitures of options granted under the 2007 Plan will increase the options available under the 2017 Stock Incentive Plan (the "2017 Plan"), as described below.
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan initially, up to 2,255,000 shares of common stock may be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2022, the number of shares of common stock issuable under the 2017 Plan was increased by 2,948,362 shares. As of March 31, 2022, there were 1,737,277 shares available for future issuance under the 2017 Plan. During the three months ended March 31, 2022, the Company granted 2,788,158 RSUs and options to purchase shares of common stock to employees under the 2017 Plan.
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
Inducement awards
From time to time, the Company grants to its employees, upon approval by the Board or an authorized committee thereof, options to purchase shares of common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). Historically, these options were granted outside of an existing equity incentive plan and were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. These options are subject to terms substantially the same as the 2017 Plan.
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan).
As of March 31, 2022 there were 757,500 options to purchase shares of common stock granted as inducement awards outstanding, none of which had been issued under the Inducement Plan.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2022	8,342,429	$11.25
Granted	1,917,634	6.05
Exercised	(26,951)	3.58
Cancelled	(204,371)	12.74
Outstanding at March 31, 2022	10,028,741	$10.25
Vested and expected to vest at March 31, 2022	10,028,741	$10.25
Exercisable at March 31, 2022	4,307,274	$8.14
The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and 2021, was $4.39 and $14.51 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021, was $0.1 million and $2.4 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was $0.1 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.
Restricted stock units
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date.
As of March 31, 2022, the Company has only granted RSUs under the 2017 Plan. A summary of the RSU activity is as follows:

Number of Shares
Unvested at January 1, 2022	817,609
Granted	870,524
Vested	(167,174)
Forfeited	(64,519)
Unvested at March 31, 2022	1,456,440
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statement of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2022	2021
Stock options	$4,118	$3,114
Restricted stock units	1,209	806
Employee stock purchase plan	158	119
Stock-based compensation expense included in total operating expenses	$5,485	$4,039
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$2,933	$2,301
General and administrative	2,552	1,738
Stock-based compensation expense included in total operating expenses	$5,485	$4,039
As of March 31, 2022, there was $41.8 million and $13.5 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 2.5 years and 3.0 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.6%	0.6%
Expected dividend yield	—%	—%
Expected term (years)	6.04	6.06
Expected stock price volatility	87%	83%
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
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the "2017 ESPP"). The Company did not issue any shares under the 2017 ESPP for the three months ended March 31, 2022 and 2021. As of March 31, 2022, there were 566,565 shares available for issuance under the 2017 ESPP.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
9. Net loss per share
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Stock options	10,028,741	7,478,289
Unvested restricted stock units	1,456,440	1,082,460
Warrants	39,474	39,474
	11,524,655	8,600,223
10. Commitments
License agreements
During the three months ended March 31, 2022, the Company recorded research and development expense related to non-refundable license payments of $1.5 million. The Company did not record research and development expense related to development milestones during the three months ended March 31, 2022. The Company did not record any research and development expense related to non-refundable upfront license payments or milestone payments during the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on February 28, 2022.
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
We believe that our innovative platforms including Dolaflexin and Dolasynthen, which deliver our proprietary auristatin DolaLock payload, as well as Immunosynthen, which delivers our propriety stimulator of interferon genes, or STING, agonist Immunolock payload, comprise a highly efficient product engine that has enabled a robust discovery pipeline for us and our partners. Our ADCs in preclinical studies and clinical trials include first-in-class molecules that target multiple tumor types with high unmet medical need. Our belief is that our novel ADCs may have more favorable safety and efficacy compared to more traditional ADCs developed using first-generation technology.
Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC technologies and the experience and competencies of our management team to identify, acquire and develop promising ADC product candidates and to commercialize cancer therapeutics that are improvements over existing treatments.

UpRi (upifitamab rilsodotin), our first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver approximately 10 DolaLock payload molecules per antibody. We believe the NaPi2b antigen is broadly expressed in ovarian cancer and other cancers with limited expression in normal tissue. We are currently evaluating UpRi in platinum-resistant ovarian cancer in a single-arm registrational trial, which we refer to as UPLIFT, for which we expect to complete enrollment in the third quarter of 2022. We are also conducting a Phase 1/2 umbrella combination trial, which we refer to as UPGRADE. Initially, we are exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer. We may explore other combinations in the future. We expect to report interim data from UPGRADE in the fourth quarter of 2022. In the second quarter of 2022, we expect to initiate patient screening in a randomized placebo-controlled Phase 3 trial, which we refer to as UP-NEXT, to evaluate UpRi as single agent maintenance treatment in patients with platinum-sensitive ovarian cancer that have high NaPi2b expression. Together, data from these trials have the potential to establish the safety and efficacy of UpRi across a wide range of ovarian cancer patients, from those who are platinum-resistant and heavily pre-treated to those in earlier lines of the disease.
XMT-1592 was created using our Dolasynthen platform and also targets NaPi2b. XMT-1592 comprises the same proprietary NaPi2b antibody and auristatin DolaLock payload with controlled bystander effect as UpRi, while leveraging our Dolasynthen platform. We are currently conducting a Phase 1 dose exploration trial of XMT-1592 in patients with ovarian cancer and non-small cell lung cancer, or NSCLC; however, in May 2022, we made the decision to discontinue the development of XMT-1592.
Our early-stage programs include XMT-1660, a B7-H4-targeted Dolasynthen ADC, as well as XMT-2056, a STING-agonist ADC developed using our novel Immunosynthen platform and targeting a novel epitope of human epidermal growth factor receptor 2, or HER2. We expect to initiate a Phase 1 clinical trial of each of these product candidates in mid-2022, investigating XMT-1660 in B7-H4-expressing tumors such as breast, endometrial and ovarian cancers and investigating XMT-2056 in HER2-expressing tumors such as breast cancer, gastric cancer, and NSCLC. We also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, both of which leverage our Immunosynthen platform and target tumor-associated antigens.
In addition, we have established strategic research and development partnerships with Janssen Biotech, Inc., or Janssen, and Merck KGaA for the development and commercialization of additional ADC product candidates leveraging our proprietary Dolasynthen and Dolaflexin platforms against a limited number of targets selected by our partners. We believe the potential of our ADC technologies, supported by our scientific and technical expertise and enabled by our intellectual property strategy, all support our independent and collaborative efforts to discover and develop life-changing ADCs for patients fighting cancer.
Since inception, our operations have focused on building our platforms, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical and toxicology studies, manufacturing clinical trial material and conducting clinical trials, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock, including through an at-the-market, or ATM, equity offering program.
Since inception, we have incurred significant cumulative operating losses. For the three months ended March 31, 2022, the net loss was $47.3 million, compared to $34.7 million in the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $497.7 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for our clinical product candidate UpRi, including UPLIFT, UPGRADE, and UP-NEXT;
•prepare for a potential biologics licensing application, or BLA, submission for UpRi;

•continue diagnostic development efforts with respect to the NaPi2b biomarker;
•prepare to commence clinical trials for our preclinical development candidates XMT-1660 and XMT-2056;
•continue activities to discover, validate and develop additional product candidates, including XMT-2068 and XMT-2175;
•maintain, expand and protect our intellectual property portfolio; and
•hire additional research, development and general and administrative personnel.
Impact of COVID-19 on Our Business
We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical and preclinical development, as well as discovery efforts. Mitigation activities to minimize COVID-19-related operational disruptions are ongoing and include:
•We are currently enrolling patients at clinical sites in different geographic areas around the world in our ongoing clinical trials, though staffing constraints have become an increasing challenge for the clinical sites with which we work. If staffing challenges persist, we may experience associated delays in trial enrollment. We are in the process of initiating additional clinical sites both inside and outside the United States to increase enrollment that we believe could also mitigate this potential risk. Consistent with FDA guidance, we allow for remote patient monitoring and remote testing, when reasonably possible.
•To the best of our knowledge, our contract research and manufacturing partners continue to operate their facilities at or near normal levels, though staffing constraints and sourcing of raw and other materials have become an increasing challenge for our vendors. If staffing and/or material sourcing challenges continue, we may experience associated delays in our laboratory, clinical or manufacturing services. We believe we currently have appropriate service support and sufficient inventory of UpRi to support our ongoing clinical trials, and we currently expect to have sufficient inventory of XMT-1660 and XMT-2056 to commence our planned Phase 1 clinical trials in mid-2022. We have planned research, clinical and manufacturing activities to address all currently anticipated future needs. We continue to monitor the research, clinical and manufacturing operations of our vendors.
The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. While the pandemic did not materially affect our financial results and business operations in the first quarter ended March 31, 2022, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. Management continues to actively monitor the situation and the possible effects on our financial condition, operations, suppliers, vendors, our workforce and the overall industry. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see “Part II, Item 1A. Risk Factors” below.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from the sale of products. All of our revenue has been generated from strategic partnerships.

In February 2022, we entered into an agreement with Janssen for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. Janssen is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain certain chemistry, manufacturing and controls development and early-stage manufacturing activities. Janssen has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates.
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
During the three months ended March 31, 2022, we recognized $1.7 million of revenue related to the Janssen Agreement. For each of the three months ended March 31, 2022 and 2021, we recognized an immaterial amount of revenue related to the Merck KGaA Agreements. During the three months ended March 31, 2022, we recognized $0.3 million of revenue related to Asana BioSciences, LLC, or Asana Biosciences, services.
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
We have not historically allocated all of our internal research and development expenses on a program-by-program basis as our employees and other resources are deployed across multiple projects under development. Internal research and development expenses are presented as one total. Our internal research and development costs are primarily personnel-related costs, stock-based compensation costs, and facility costs, including depreciation and lab consumables.
We incur significant external costs for manufacturing our product candidates and platforms and for CROs that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our product platforms with an associated product candidate in clinical development are allocated to our most clinically advanced product candidate based on that platform. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our preclinical development candidates XMT-1660, XMT-2056, XMT-2068 and XMT-2175, and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program following commencement of clinical development, for each of the three month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
UpRi external costs	$10,143	$9,378
XMT-1592 external costs	2,426	2,468
Preclinical and discovery costs	7,495	4,513
Internal research and development costs	15,742	11,056
Total research and development costs	$35,806	$27,415
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
Other income (expense)
Other income (expense) consists primarily of interest expense related to borrowings under our credit facility and associated amortization of the deferred financing costs and the accretion of debt discount. Interest income includes interest earned on cash equivalents.
Results of Operations
Comparison of the three months ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items:

	Three Months Ended March 31,		Dollar Change
(in thousands)	2022	2021
Collaboration revenue	$2,036	$11	$2,025
Operating expenses:
Research and development	35,806	27,415	8,391
General and administrative	12,782	7,208	5,574
Total operating expenses	48,588	34,623	13,965
Other income (expense):
Interest income	18	12	6
Interest expense	(724)	(93)	(631)
Total other income (expense), net	(706)	(81)	(625)
Net loss	$(47,258)	$(34,693)	$(12,565)

Collaboration Revenue
Collaboration revenue increased by $2.0 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the Janssen Agreement.
Research and Development Expense
Research and development expense increased by $8.4 million from $27.4 million for the three months ended March 31, 2021 to $35.8 million for the three months ended March 31, 2022.
The increase in research and development expense was primarily attributable to the following:
•an increase of $3.3 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities;
•an increase of $2.0 million related to manufacturing for the preclinical and discovery stage programs, including XMT-1660 and XMT-2056;
•an increase of $1.8 million related to manufacturing and clinical development activities for UpRi;
•an increase of $0.6 million primarily related to manufacturing for the Dolasynthen platform.
Stock-based compensation expense included in research and development expenses increased by $0.7 million, primarily as a result of increased headcount.
We expect our research and development expenses to increase as we continue our clinical development of UpRi, advance additional product candidates into the clinic, advance our preclinical pipeline and invest in improvements in our ADC technologies.
General and Administrative Expense
General and administrative expense increased by $5.6 million from $7.2 million during the three months ended March 31, 2021 to $12.8 million during the three months ended March 31, 2022. The increase in general and administrative expense was primarily attributable to an increase of $2.8 million related to consulting and professional fees and an increase of $1.6 million related to employee compensation (excluding stock-based compensation), related to an increase in headcount. Stock-based compensation increased $0.8 million also primarily as a result of increased headcount.
We expect that our general and administrative expense will increase in future periods as we expand our operations. These increases will likely include legal, auditing fees, additional insurance premiums and general compliance and consulting expenses.
Total Other Income (Expense), net
Total other expense, net was $0.7 million and $0.1 for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to interest expense related to borrowings under the New Credit Facility.

Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs.
In May 2020, we established an ATM equity offering program, the 2020 ATM, pursuant to which we were able to offer and sell up to $100.0 million of our common stock from time to time at prevailing market prices. During the year ended December 31, 2021, we sold approximately 4.0 million shares of common stock under the 2020 ATM, resulting in net proceeds of $43.1 million. During the three months ended March 31, 2022, we sold 11.7 million shares of common stock under the 2020 ATM, resulting in net proceeds of $54.8 million. As of March 31, 2022, there are no amounts remaining unsold and available for sale under the 2020 ATM.
In February 2022, we entered into a new common stock sales agreement with Cowen and Company, LLC, or Cowen, under which we are able to offer and sell up to $100.0 million of our common stock from time to time at prevailing market prices through Cowen, or the 2022 ATM. During the three months ended March 31, 2022, we sold approximately 1.4 million shares of common stock under the 2022 ATM, resulting in net proceeds of $5.8 million. Subsequent to March 31, 2022 and through May 5, 2022, the Company sold 9,904,964 shares of common stock resulting in net proceeds of $40.0 million under the 2022 ATM. Approximately $53.3 million remains unsold and available for sale under the 2022 ATM.
On May 8, 2019, we entered into a loan and security agreement, or the Prior Credit Facility, with SVB, which was subsequently amended on June 29, 2019, August 28, 2020 and August 27, 2021. On October 29, 2021, we entered into a loan and security agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, and SVB as a lender, or together the Lenders. The New Credit Facility, as amended on February 17, 2022, provided in aggregate up to $100 million in credit, which included $60 million available in up to three principal advances through December 31, 2022, $20 million in one tranche that is subject to meeting certain development milestones, and an additional tranche of $20 million that is subject to conditional approval from the Lenders. Upon the closing date, we drew $25 million from the facility, of which $5.5 million was used to repay in full the existing balance and satisfy our existing obligations to SVB under the Prior Credit Facility. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation. Upon entering into the New Credit Facility, we terminated all commitments by SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by us to SVB under the Prior Credit Facility.
As of March 31, 2022, we had cash and cash equivalents of $230.1 million. In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other payments under our collaboration agreements with Janssen, Merck KGaA and Asana Biosciences. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.

Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(7,955)	$(27,022)
Net cash used in investing activities	(329)	(114)
Net cash provided by financing activities	60,394	472
Increase (decrease) in cash, cash equivalents and restricted cash	$52,110	$(26,664)
Net Cash Used in Operating Activities
Net cash used in operating activities was $8.0 million for the three months ended March 31, 2022 and primarily consisted of a net loss of $47.3 million adjusted for changes in our net working capital and $38.3 million in deferred revenue related to the Janssen Agreement, and other non-cash items including stock-based compensation of $5.5 million and depreciation of $0.2 million. Net cash used in operating activities was $27.0 million for the three months ended March 31, 2021 and primarily consisted of a net loss of $34.7 million adjusted for non-cash items including stock-based compensation of $4.0 million and depreciation of $0.2 million, as well as changes in our net working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively, and consisted of purchases of equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $60.4 million during the three months ended March 31, 2022 as compared to net cash provided by financing activities of $0.5 million during the three months ended March 31, 2021. During the three months ended March 31, 2022, net cash provided by financing activities consisted primarily of proceeds from the use of our 2020 ATM and 2022 ATM of $60.4 million. During the three months ended March 31, 2021, net cash provided by financing activities consisted primarily of proceeds from exercise of stock options of $0.8 million, offset by $0.3 million from the payment of employee tax obligations related to vesting of restricted stock units.
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

As of March 31, 2022, we had cash and cash equivalents of $230.1 million and, subsequently, we received $40.0 million of net proceeds received from sales of our common stock under our 2022 ATM. In addition, we currently have the option to borrow $35 million under the New Credit Facility. Taken together, we believe that our current cash and cash equivalents plus the available borrowings under the New Credit Facility will be sufficient to fund our current operating plan commitments into the second half of 2023. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Contractual Obligations
There were no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022.
Critical Accounting Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities are invested in U.S. Treasury obligations, commercial paper and corporate bonds. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.
The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of March 31, 2022, there was $25.0 million outstanding under the New Credit Facility and a potential change in the associated interest rates would be immaterial to the results of our operations.
Foreign Currency Exchange Rate Risks
We are currently not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.

Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. We are not currently party to any material legal proceedings. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Quarterly Report on Form 10-Q, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2022, including our consolidated financial statements and related notes thereto, should be carefully considered before any decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. We cannot provide assurance that any of the events discussed below will not occur.
Risks Related to Development and Approval of Our ADC Product Candidates
Failure of a discovery program or product candidate may occur at any stage of preclinical or clinical development, and, because our and our partners' discovery programs and our product candidates are in early stages of preclinical or clinical development, there is a high risk of failure. We or our partners may never succeed in obtaining regulatory approval and generating revenue from such discovery programs or product candidates.
Our early clinical results for UpRi (upifitamab rilsodotin), our lead product candidate, and the early results from preclinical studies or clinical trials of any other current or future product candidates are not necessarily predictive of the results from our ongoing or future discovery programs, preclinical studies or clinical trials. Promising results in preclinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in earlier stages of clinical development, and we cannot be certain that we will not face similar setbacks. These companies’ setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy events in preclinical or clinical trials, including previously unreported adverse events. Similarly, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced.
Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates, or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other product candidates in our pipeline. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for our product candidates. For example, patients in our ongoing Phase 1b/2 clinical trial of UpRi have experienced serious adverse events, including, without limitation, death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis and pyrexia. We expect that certain patients in ongoing and future clinical trials will experience additional serious adverse events, including those that may result in death, as our product candidates progress through clinical development.

There can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain U.S. Food and Drug Administration, or FDA, approval. Even if we or our collaborators believe that the results of clinical trials of our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.
Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS, program. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.
Preliminary, interim and top-line data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may announce or publish preliminary, interim or top-line data from our clinical trials. Positive preliminary data may not be predictive of such trial’s subsequent or overall results. Interim data from clinical trials that we may complete do not necessarily predict final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, we have reported interim data from our ongoing Phase 1b/2 clinical trial of UpRi, but we have not yet reported final data from the trial. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data we may publish. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
We currently have only two ADC product candidates, UpRi and XMT-1592, in clinical trials. A failure of any of our product candidates in clinical development would adversely affect our business and may require us to discontinue development of other ADC product candidates based on the same technology.
UpRi and XMT-1592 are currently our only clinical-stage development product candidates. While we have certain other preclinical programs in development and we intend to develop other product candidates, including XMT-1660 and XMT-2056, for each of which we plan to commence a clinical trial in mid-2022, it will take additional investment and time for such programs to reach the clinical stage of development. In addition, we have other product candidates in our current pipeline that are based on the same platforms as UpRi and XMT-1592. If a product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of UpRi or any other current or future product candidate, or if UpRi or any other current or future product candidate were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.
Events that may delay or prevent successful commencement, enrollment or completion of clinical trials of our product candidates could result in increased costs to us as well as a delay in obtaining, or failure to obtain, regulatory approval, or cause us to suspend or terminate a clinical trial, which could prevent us from commercializing our product candidates on a timely basis, or at all.

We cannot guarantee that clinical trials, including our ongoing and future anticipated additional clinical trials of UpRi, our lead product candidate, or any of our other current or future product candidates, will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical trial. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:
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
•imposition of a clinical hold by regulatory agencies, IRBs or ECs for any reason, including safety concerns or after an inspection of clinical operations or trial sites;
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
•patients not completing participation in a trial or not returning for post-treatment follow-up, including as a result of the ongoing COVID-19 pandemic;
•expected or unexpected safety issues, including occurrence of serious adverse events, or SAEs, associated with any product candidate in clinical trials that are viewed as outweighing the product candidate’s potential benefits or reports that may arise from preclinical or clinical testing of other similar cancer therapies that raise safety or efficacy concerns about our product candidates;
•changes in regulatory requirements or guidance that require amending or submitting new clinical protocols or submitting additional data;
•lack of adequate funding to continue one or more clinical trials; or
•geopolitical or other events, including the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine, that unexpectedly disrupt, delay or generally interfere in regional or worldwide operations of our clinical trial sites or CROs or other operations applicable to the conduct of relevant development activities,.
Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to commence, enroll or complete our current and anticipated clinical trials. If we or our partners are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our partners’ product candidates based on our technology.
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
•the standard of care in the diseases under investigation;
•the ability and commitment of clinical investigators to identify eligible patients;
•clinicians’ and patients’ perceptions of the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they are late-stage cancer patients, that they will not survive the full terms of the clinical trials;
•the ability of our clinical trial sites to continue key activities, such as clinical trial site data monitoring and patient visits, due to factors related to the ongoing COVID-19 pandemic or other worldwide events; and
•the risk that patients may be affected by COVID-19 or measures taken in response to the COVID-19 pandemic and may be unable to travel to our clinical trial sites.
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and future product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.
Challenges in recruiting and enrolling suitable patients to participate in clinical trials that meet the criteria of the protocol could increase costs and result in delays to our current development plans for UpRi, our lead product candidate, or any other current or future product candidate.
Our product candidates or ADCs developed or commercialized by our competitors may cause undesirable side effects or have other properties that halt their clinical development, delay or prevent regulatory approval of our product candidates or limit their commercial potential.Undesirable side effects caused by our product candidates or ADCs being developed or commercialized by our partners or competitors could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label, the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug. SAEs, including death, deemed to be caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could have a material adverse effect on the development of our product candidates and our business as a whole.

Patients in our ongoing clinical trials have experienced SAEs, including without limitation death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis and pyrexia. We expect that certain patients in ongoing and future trials will experience additional SAEs, including those that may result in death, as our product candidates progress through clinical development. These or additional undesirable side effects caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could result in a number of potentially significant negative consequences, including:
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
We may choose not to develop a potential product candidate, or we may suspend or terminate one or more discovery or preclinical programs or product candidates.At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of our lead product candidate, UpRi and a limited number of other product candidates, historically including XMT-1592. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. We may also cease developing a product candidate for a particular indication. For example, in November 2021, we determined to cease developing UpRi as a single agent in patients with non-small cell lung cancer, or NSCLC, and determined to focus development on patients with ovarian cancer. Additionally, in May 2022, we decided to discontinue development of XMT-1592. As a result, we may have missed an opportunity to have allocated the resources originally used to develop UpRi as a single agent in patients with NSCLC and to develop XMT-1592 to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.
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
We have incurred net losses since our inception. Our net loss was $47.3 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $497.7 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily with the proceeds from our strategic partnerships, private placements of our preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our at-the-market, or ATM, equity offering programs. The amount of our future net losses will depend, in part, on the rate of our future expenditures. We have not completed pivotal clinical trials for any product candidate and only have two product candidates in clinical trials. It will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues would depend upon the size of the market or markets in which our product candidates received such approval and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.
We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for our lead product candidate, UpRi ;
•develop a diagnostic assay for the NaPi2b biomarker;
•prepare to initiate planned clinical trials for our preclinical development candidates XMT-1660 and XMT-2056;
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
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or preclinical trials in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of UpRi or any other current or future product candidates, our expenses could increase.
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
We have a credit facility that requires us to comply with certain affirmative and negative covenants and places restrictions on our operating and financial flexibility.
In October 2021, we entered into a Loan and Security Agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, and SVB as a lender, together, the Lenders. Pursuant to the New Credit Facility, as amended in February 2022, we may borrow up to an aggregate of $100 million, which includes $60 million available in up to three principal advances through December 31, 2022, $20 million in a tranche that is subject to meeting certain development milestones, and an additional tranche of $20 million, which is subject to conditional approval from the Lenders. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds from intellectual property), and a negative pledge on intellectual property.
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
Our cash and cash equivalents were $230.1 million as of March 31, 2022. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing UpRi and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for UpRi or any other current or future product candidates, including delays in enrollment of patients. We also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities.
Our future capital requirements depend on many factors, including:

•the scope, progress, results and costs of researching and developing UpRi and any other current or future product candidates and conducting preclinical studies and clinical trials;
•the timing of, and the costs involved in, obtaining regulatory approvals for UpRi, XMT-1592 and any other current or future product candidates if preclinical studies and clinical trials are successful;
•the cost of manufacturing UpRi and any other current or future product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•the cost of commercialization activities for UpRi and any other current or future product candidates, if any product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;
•our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;
•the timing, receipt and amount of sales of, or royalties on, our future products, if any, or products developed by our partners;
•the emergence of competing cancer therapies and other adverse market developments; and
•the requirement for or the cost of developing companion diagnostics and/or complementary diagnostics.
We currently have the option to borrow $35 million under the New Credit Facility. We believe that our current cash and cash equivalents plus the available borrowings under the New Credit Facility will be sufficient to fund our current operating plan commitments into the second half of 2023. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to borrow funds under the New Credit Facility is subject to us complying with the applicable covenants at the time we request a drawdown. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or ADC product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our capital need through a variety of means, including through private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring future debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness, each of which could adversely impact our ability to conduct our business and execute our operating plan. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies, including our platforms, or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for UpRi or any other current or future product candidates or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current good manufacturing practices, or cGMP. We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. In the event that any of our manufacturers fails to comply with regulatory requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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
In order to conduct clinical trials of our product candidates and commercialize any approved product candidates, we, or our manufacturing partners, will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We have evaluated which third-party manufacturers to engage for scale-up to commercial supply of our product candidates, including UpRi, and we have begun to transfer and scale-up certain manufacturing activities. If we are unable to obtain or maintain third-party manufacturing for commercial supply of our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully.
We rely on third parties to conduct preclinical studies and clinical trials for UpRi and our other product candidates, and if such third parties do not properly, timely and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for UpRi or any other current or future ADC product candidates.
We designed the ongoing clinical trials for UpRi and XMT-1592, and we intend to design any future clinical trials for any future unpartnered product candidates that we may develop if preclinical studies are successful. However, we rely on CROs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, investigators and other third parties are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with current good laboratory practices or current good clinical practices, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
The FDA and comparable foreign regulatory authorities require compliance with regulations and standards, including GCP, for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely, and intend to continue to rely, on third parties to conduct our clinical trials, they are not our employees, and we are responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan, protocol and other requirements. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For any violations of laws or regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.
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
We depend on strategic partnerships with other companies to assist in the research, development and commercialization of our ADC platforms and ADC product candidates. If our existing partners do not perform as expected, this may negatively affect our ability to commercialize our ADC product candidates or generate revenues through technology licensing or may otherwise negatively affect our business.
We have established strategic partnerships and intend to continue to establish strategic partnerships with third parties to research, develop and commercialize our platforms and existing and future product candidates. In February 2022, we entered into a collaboration agreement with Janssen Biotech, Inc. for the research, development and commercialization of ADC product candidates leveraging our Dolasynthen platform. We had also entered into a collaboration agreement with Merck KGaA for the development and commercialization of ADC product candidates leveraging our Dolaflexin platform. Under these collaborations, we will depend on our partners to design and conduct their clinical trials. As a result, we will not be able to control or oversee the conduct of these programs by our partners and those programs may not be successful, which may negatively impact our business operations. In addition, if any of these partners withdraw support for these programs or proposed products or otherwise impair their development or experience negative results, our business and our product candidates could be negatively affected.
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
Our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our partners. Competing products, either developed by our partners or to which our partners have rights, may result in the withdrawal of partner support for our product candidates. Even if our partners continue their contributions to the strategic partnerships, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Additionally, if our partners pursue different clinical or regulatory strategies with their product candidates based on our platforms or technologies, adverse events with their product candidates could negatively affect our product candidates utilizing similar technologies. Any of these developments could harm our product development efforts.
To date, we have depended on a small number of partners for a substantial portion of our revenue. The loss of any one of these partners could result in non-achievement of our expected revenue payments.
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
If we fail to establish and maintain additional strategic partnerships related to our unpartnered product candidates, we will bear all of the risk and costs related to the development of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise, such as regulatory expertise, for which we have not budgeted. If we are not successful in seeking additional financing, hiring additional employees or developing additional expertise, if necessary, our cash burn rate would increase or we would need to take steps to reduce our rate of product candidate development. This could negatively affect the development of any unpartnered product candidate.
Risks Related to Commercialization of Our ADC Product Candidates
Our future commercial success depends upon attaining significant market acceptance of our ADC product candidates, if approved, among physicians, patients and health care payors.
Even if we obtain regulatory approval for UpRi or any other current or future product candidates that we may develop or acquire in the future, the product candidate may not gain market acceptance among physicians, health care payors, patients and the broader healthcare community. Market acceptance of any approved products depends on a number of factors, including:
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
The incidence and prevalence for target patient populations of our drug candidates have not been established with precision. If the market opportunities for our drug candidates, including particularly UpRi, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.
The precise incidence and prevalence of ovarian cancer with NaPi2b expression are unknown. Our projections of both the number of people who have this disease, as well as the subset of people with ovarian cancer who have the potential to benefit from treatment with UpRi, are based on estimates. The total addressable market opportunity for UpRi for the treatment of ovarian cancer with NaPi2b expression will ultimately depend upon, among other things, the diagnosis criteria included in the final label for UpRi, if UpRi is approved for sale for this indication, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients who can be treated with UpRi or any of our other current or future product candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
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
Adverse pricing limitations may hinder our ability to recoup our investment in UpRi, XMT-1592 or any other current or future product candidates, even if such product candidates obtain marketing approval.
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
We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Gilead Sciences, Inc. (Immunomedics), Pfizer AG and SeaGen Inc. These companies or their partners, including Astellas Pharma Inc., AstraZeneca plc, AbbVie Inc., Genentech (a member of the Roche Group) and Takeda Pharmaceuticals, Inc., or Takeda, may develop product candidates which compete in the same indications as our current and future product candidates. Multiple companies are also developing immune stimulating ADCs which could compete with our Immunosynthen products, including Bolt Biotherapeutics, Inc. and Takeda. We expect to compete on improved efficacy, safety and tolerability compared to other product candidates and if our products are not demonstrably superior in these respects compared to other approved therapeutics, we may not be able to compete effectively. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware.
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
In addition, if our product candidates are approved and commercialized, we may face competition from biosimilars. The route to market for biosimilars was established with the passage of the Health Care Reform Act in March 2010. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, establishes a pathway for FDA approval of follow-on biologics and provides 12 years of data exclusivity for reference products. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Further, since the BPCIA was enacted as part of the overall Health Care Reform Act, current litigation challenges to that Act, discussed more in full below, could impact the validity of the BPCIA. As a result, there still remains significant uncertainty as to the ultimate impact, implementation and regulatory interpretation of the BPCIA.
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. These provisions also allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. The USPTO developed additional regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering UpRi, XMT-1592 or any other current or future product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Any such loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
In addition, our existing licenses and collaboration agreements, including our license with Recepta Biopharma S.A., or Recepta, for intellectual property covering the NaPi2b antibody in UpRi and XMT-1592, and our license with Synaffix B.V., or Synaffix, for intellectual property covering components included in the Dolasynthen platform, impose, and any future licenses, collaborations or other agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, including, in the case of our agreement with Recepta, the license for the rights covering the NaPi2b antibody in UpRi and XMT-1592 and, in the case of our agreement with Synaffix, the license for the rights covering components in the Dolasynthen platform. Any of the foregoing could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreements, including:
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
Even if we believe a third party’s claims against us are without merit, a court of competent jurisdiction could hold that such third party’s patent is valid, enforceable and covers aspects of our product candidates, including the materials, formulations, methods of manufacture, methods of analysis, or methods for treatment, in which case, such third party would be able to block our ability to develop and commercialize the applicable technology or product candidate until such patent expired or unless we obtain a license and we may be required to pay such third-party monetary damages, which could be substantial. Such licenses may not be available on acceptable terms, if at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property and it could require us to make substantial licensing and royalty payments. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.
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
We intend to market our current product candidates, UpRi, XMT-1660 and XMT-2056, if approved, in international markets either directly or through partnerships. In order to market and sell our products in the European Union and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.
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
We are currently conducting clinical trials for UpRi, and may conduct future clinical trials for our other product candidates, at sites outside of the United States. The FDA may not accept data from trials conducted in such locations, or the complexity of regulatory burdens may otherwise adversely impact us.
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
Furthermore, the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine may also have an impact on our ability to successfully conduct trials outside of the United States. For example, we are conducting UPLIFT in countries where clinical trial site staff have been diverted to care for COVID-19 patients and where regulatory authorities are short staffed due to the COVID-19 pandemic. Additionally, we do business with a CRO that has had employees and operations in Ukraine that have been adversely impacted by Russian hostilities, , though such employees and operations are not directly involved with our clinical trials. If we have difficulty conducting our clinical trials in jurisdictions outside the United States as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have a material adverse effect on our business.
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
If a companion diagnostic is required for the label for UpRi or any of our other current or future product candidates, therefore conditioning our ability to market such product candidates on the commercial availability of an approved companion diagnostic, we may seek approval for our validated assay as a companion diagnostic or we may contract with third parties to create and obtain approval for a companion diagnostic. To be successful in developing and commercializing such a companion diagnostic, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development and commercialization of companion diagnostics and may not be successful in developing and commercializing appropriate companion diagnostics to pair with UpRi or any of our other current or future product candidates. Companion diagnostics are subject to regulation by the FDA and equivalent foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we may rely in part or in whole on third parties for their design, manufacture and commercialization. We, our collaborators or such third parties may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. Any delay or failure by us, our collaborators or such third parties to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. If we, or any third parties that we may contract with to assist us, are unable to successfully develop and commercialize companion diagnostics for our product candidates, or experience delays in doing so:
•the development of UpRi, and our other current or future product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
•our product candidates may not receive marketing approval if safe and effective use of a product candidate depends on the availability of a companion diagnostic and/or complementary diagnostics and such diagnostic is not commercially available or otherwise approved or cleared by the appropriate regulatory authority; and
•we may not realize the full commercial potential of any product candidates that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from therapy with our products, if approved.
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
We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security, and c failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
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
The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the European Union to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.
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
Risks Related to our Business and Industry
If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop our ADC product candidates, conduct our clinical trials and commercialize our ADC product candidates.
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
Our stock price has been and may continue to be volatile. During the period from May 5, 2019 to May 5, 2022, the closing price of our common stock ranged from a high of $27.59 per share to a low of $1.45 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:

•results and timing of preclinical studies and clinical trials of our current or future product candidates, including UpRi, XMT-1660 and XMT-2056;
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
For the years ended December 31, 2021, 2020 and 2019, we recorded no income tax benefit for the net operating losses incurred in each year, due to the uncertainty of realizing a benefit from those items. We have incurred net operating losses (NOLs) since our inception. As of December 31, 2021 , we have federal NOLs of approximately $403.6 million and state NOLs of approximately $337.1 million. Of the $403.6 million of federal NOLs, $34.1 million expire at various dates through 2037. The remaining $369.4 million of federal NOLs do not expire. The state NOLs will expire at various dates through 2041. As of December 31, 2021, we had Federal and State research and development tax credit carryforwards of approximately $10.1 million and $3.1 million, respectively, which expire at various dates through 2041. Under the 2017 Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the 2017 Tax Act. In addition, under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and our ability to use our NOLs to offset taxable income could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. We have determined that ownership changes have occurred since our inception and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. We may also have incurred subsequent ownership changes. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
•The ongoing COVID-19 pandemic may cause the trading prices for shares of our common stock and other biopharmaceutical companies' shares to be highly volatile. As a result, we may face difficulties raising capital through sales of shares of our common stock, or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.
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
Our results of operations could be adversely affected by general conditions in the global economy, geopolitical considerations and global financial market conditions, including changes in inflation, interest rates and overall economic conditions and uncertainties. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. We cannot assure stockholders that deterioration of the global credit and financial markets would not negatively impact our stock price, our current portfolio of cash equivalents or investments, or our ability to meet our financing objectives. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. A weak or declining economy could also strain our suppliers and vendors involved in our clinical development activities.
Additionally, Russia’s invasion of Ukraine in February 2022 and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations, vendor contracts and clinical trial arrangements, and at present we do not expect the conflict to directly have a materially adverse effect on our financial condition or results of operations. However, if the hostilities persist, escalate or expand, other risks we have identified in this report may be exacerbated. For example, if our supply arrangements or clinical sites are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber security and data protection measures. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic and geopolitical climate and financial market conditions could adversely impact our business.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017).
10.1
Sales Agreement, dated February 28, 2022, between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2022).

10.2*	Research Collaboration and License Agreement, dated February 2, 2022, between the Company and Janssen Biotech, Inc.
10.3*	Amendment No. 1 to the Amended and Restated Commercial License and Option Agreement, dated February 2, 2022, between the Company and Synaffix B.V.
10.4*	First Amendment to Loan and Security Agreement, dated February 17, 2022, between Oxford Finance LLC, the Lenders named therein including Silicon Valley Bank, and the Company.
10.5	Offer Letter, dated March 5, 2021, between the Company and Alejandra Carvajal.
10.6	Offer Letter, dated June 15, 2021, between the Company and Tushar Misra.
10.7	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2022).
10.8
Form of Restricted Stock Unit Agreement under the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2022).

10.9
Form of Non-Statutory Stock Option Agreement under the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2022).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
*Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit (marked by [**]) have been omitted because the identified information is not material and is the type that the registrant treats as private or confidential.

#The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: May 9, 2022	By:	/s/ Anna Protopapas
Anna Protopapas President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: May 9, 2022	By:	/s/ Brian DeSchuytner
Brian DeSchuytner SVP, Chief Financial Officer (Principal Financial Officer)