Form 10-Q
period 2022-06-30
Mersana Therapeutics, Inc.
filed 2022-08-08
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 97,169,348 shares of Common Stock ($0.0001 par value per share) outstanding as of August 4, 2022.

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
•the adequacy of our inventory of upifitamab rilsodotin, or UpRi, XMT-1660, XMT-2056 and our other product candidates to support our ongoing and planned clinical trials, as well as the outcome of planned manufacturing runs;
•the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•unmet needs in ovarian cancer, breast cancer and other cancer treatment;
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, the ongoing COVID-19 pandemic could adversely affect our preclinical and clinical development efforts, business operations and financial results. The extent of the impact and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the emergence of new variants of the virus, travel restrictions, quarantines, physical distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease.

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
•We only have a limited number of product candidates in current or planned clinical trials. A failure of any of our current or future product candidates in clinical development could adversely affect our business and may require us to discontinue development of other product candidates based on the same technology.
•We can provide no assurance that our product candidates will obtain regulatory approval or that the results of clinical trials will be favorable.
•Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. We can provide no assurance of the successful and timely development of new antibody-drug conjugate, or ADC, products.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$135,338	$177,947
Short-term marketable securities	89,790	—
Prepaid expenses and other current assets	11,951	10,951
Total current assets	237,079	188,898
Property and equipment, net	2,854	1,968
Operating lease right-of-use assets	11,694	12,889
Other assets, noncurrent	724	2,356
Total assets	$252,351	$206,111
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,158	$12,321
Accrued expenses	34,256	28,716
Deferred revenue	26,230	3,944
Operating lease liabilities	2,592	2,303
Other current liabilities	234	239
Total current liabilities	71,470	47,523
Operating lease liabilities, noncurrent	10,058	11,247
Long-term debt, net	24,777	24,626
Deferred revenue, noncurrent	11,684	—
Other liabilities, noncurrent	328	974
Total liabilities	118,317	84,370
Commitments (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 and 175,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively ; 97,166,354 and 73,709,056 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10	7
Additional paid-in capital	684,106	572,213
Accumulated other comprehensive (loss) income	(126)	—
Accumulated deficit	(549,956)	(450,479)
Total stockholders’ equity	134,034	121,741
Total liabilities and stockholders’ equity	$252,351	$206,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$4,284	$11	$6,320	$21
Operating expenses:
Research and development	41,231	31,955	77,037	59,370
General and administrative	14,803	8,883	27,585	16,090
Total operating expenses	56,034	40,838	104,622	75,460
Other income (expense):
Interest income	291	9	309	21
Interest expense	(760)	(95)	(1,484)	(188)
Total other income (expense), net	(469)	(86)	(1,175)	(167)
Net loss	(52,219)	(40,913)	(99,477)	(75,606)
Other comprehensive loss
Unrealized loss on marketable securities	(126)	—	(126)	—
Comprehensive loss	$(52,345)	$(40,913)	$(99,603)	$(75,606)
Net loss attributable to common stockholders — basic and diluted	$(52,219)	$(40,913)	$(99,477)	$(75,606)
Net loss per share attributable to common stockholders — basic and diluted	$(0.55)	$(0.59)	$(1.13)	$(1.09)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	95,756,782	69,616,467	87,886,411	69,303,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	68,841,288	$7	$508,499	$—	$(280,419)	$228,087
Exercise of stock options	148,472	—	764	—	—	764
Vesting of restricted stock units, net of employee tax obligations	61,678	—	(259)	—	—	(259)
Stock-based compensation expense	—	—	4,039	—	—	4,039
Net loss	—	—	—	—	(34,693)	(34,693)
Balance at March 31, 2021	69,051,438	$7	$513,043	$—	$(315,112)	$197,938
Issuance of common stock from at-the-market transactions, net of issuance costs of $746	2,271,074	—	33,287	—	—	33,287
Exercise of stock options	42,506	—	202	—	—	202
Purchase of common stock under ESPP	36,198	—	417	—	—	417
Stock-based compensation expense	—	—	4,582	—	—	4,582
Net loss	—	—	—	—	(40,913)	(40,913)
Balance at June 30, 2021	71,401,216	$7	$551,531	$—	$(356,025)	$195,513

Balance at December 31, 2021	73,709,056	$7	$572,213	$—	$(450,479)	$121,741
Issuance of common stock from at-the-market transactions, net of issuance costs of $1,322	13,169,903	2	60,460	—	—	60,462
Exercise of stock options	26,951	—	96	—	—	96
Vesting of restricted stock units	167,174	—	—	—	—	—
Stock-based compensation expense	—	—	5,485	—	—	5,485
Net loss	—	—	—	—	(47,258)	(47,258)
Balance at March 31, 2022	87,073,084	$9	$638,254	$—	$(497,737)	$140,526
Issuance of common stock from at-the-market transactions, net of issuance costs of $941	9,904,964	1	39,898	—	—	39,899
Exercise of common stock warrant	16,654	—	—	—	—	—
Vesting of restricted stock units	17,417	—	—	—	—	—
Purchase of common stock under ESPP	154,235	—	606	—	—	606
Stock-based compensation expense	—	—	5,348	—	—	5,348
Other comprehensive loss	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	(52,219)	(52,219)
Balance at June 30, 2022	97,166,354	$10	$684,106	$(126)	$(549,956)	$134,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(99,477)	$(75,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	432	432
Net amortization of premiums and discounts on marketable securities	(104)	—
Stock-based compensation	10,833	8,621
Other non-cash items	381	77
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	419	(2,418)
Other assets	—	(2,296)
Accounts payable	(4,383)	2,270
Accrued expenses	4,904	7,139
Operating lease right-of-use assets	1,493	972
Operating lease liabilities	(1,199)	(660)
Deferred revenue	33,970	(21)
Net cash used in operating activities	(52,731)	(61,490)

Cash flows from investing activities
Purchase of marketable securities	(89,813)	—
Purchase of property and equipment	(986)	(447)
Net cash used in investing activities	(90,799)	(447)

Cash flows from financing activities
Net proceeds from at-the-market facilities	100,361	33,338
Proceeds from exercise of stock options	96	966
Proceeds from purchases of common stock under ESPP	606	417
Payment of employee tax obligations related to vesting of restricted stock units	—	(259)
Payments under finance lease obligations	(142)	(74)
Net cash provided by financing activities	100,921	34,388

Decrease in cash, cash equivalents and restricted cash	(42,609)	(27,549)
Cash, cash equivalents and restricted cash, beginning of period	178,425	255,415
Cash, cash equivalents and restricted cash, end of period	$135,816	$227,866

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$333	$46
Equity issuance costs in accounts payable and accrued expenses	$—	$51
Cash paid for interest	$1,100	$122
Right-of-use assets obtained in exchange for operating lease liabilities	$298	$3,783
Right-of-use assets obtained in exchange for financing lease liabilities	$—	$213
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements
(unaudited)

1. Nature of business and basis of presentation
Mersana Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates ("ADCs") that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged over 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable it to develop ADCs that are designed to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s innovative platforms include Dolaflexin and Dolasynthen, each of which deliver the DolaLock payload, as well as Immunosynthen, which delivers a novel stimulator of interferon genes ("STING") agonist ImmunoLock payload. The Company’s lead product candidates include upifitamab rilsodotin ("UpRi"), XMT-1660 and XMT-2056, and the Company is currently in the process of closing its company-sponsored clinical trial of XMT-1592 and transitioning any patient remaining on drug to an investigator-sponsored protocol.
The Company's lead product candidate, UpRi, is a first-in-class Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and other cancers with limited expression in healthy tissues. The Company is currently evaluating UpRi in platinum-resistant ovarian cancer in a single-arm registrational trial, referred to as UPLIFT. The Company is also conducting a placebo-controlled Phase 3 clinical trial, referred to as UP-NEXT, to investigate UpRi as a single-agent maintenance treatment in patients with platinum-sensitive ovarian cancer that have high NaPi2b expression. Additionally, the Company is conducting a Phase 1/2 umbrella combination trial, referred to as UPGRADE. Initially, the Company is exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer. The Company may explore other combinations in the future.
The Company is also developing XMT-1660, a B7-H4-directed Dolasynthen ADC, and XMT-2056, an Immunosynthen STING agonist ADC that targets a novel epitope of human epidermal growth factor receptor 2 ("HER2"). The Company also has two additional earlier stage preclinical candidates, XMT-2068 and XMT-2175, that leverage the Company's Immunosynthen platform and target tumor-associated antigens.
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
The Company has incurred cumulative net losses since inception. For the three months ended June 30, 2022, the net loss was $52.2 million, compared to $40.9 million in the three months ended June 30, 2021. For the six months ended June 30, 2022, the net loss was $99.5 million, compared to $75.6 million in the six months ended June 30, 2021. The Company expects to continue to incur operating losses for at least the next several years. As of June 30, 2022, the Company had an accumulated deficit of $550.0 million. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021, the statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and statements of cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
Concentration of Credit Risk and Off-balance Sheet Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe that it is subject to any significant concentrations of credit risk from these financial instruments. The Company has no financial instruments with off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.
Marketable Securities
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. Short-term marketable securities consist of investments in debt securities with maturities greater than three months and less than one year from the balance sheet date. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Fair value is determined based on quoted market prices. Amortization and accretion of discounts and premiums are recorded as interest income within other income (expense), net. Realized gains and losses are included in other income (expense), net.
The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326, Financial Instruments - Credit Losses, as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as a component of other income (expense), net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on the Company's condensed consolidated financial statements or disclosures.

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
Pursuant to mutually agreed research and CMC plans, the Company will perform bioconjugation, production development, preclinical manufacturing, and certain related research and preclinical development activities, in order to progress the targets through investigational new drug application ("IND") submission for further development, manufacture and commercialization by Janssen. Janssen will have sole responsibility for IND-enabling studies, IND submission, clinical development, regulatory activities and commercialization of the licensed ADCs. Both the Company and Janssen will have equal representation on a Joint Research Committee and Joint Manufacturing Committee to oversee the research and CMC activities. The Company estimates that its activities under the research plans for the targets will be performed through 2024.
The Company's CMC activities will be compensated by Janssen at agreed upon rates. Assuming successful development and commercialization of all three targets by Janssen, the Company could receive up to an additional $505 million in development and regulatory milestones and $530 million in sales milestones as well as tiered mid single-digit to low double-digit royalties on aggregate net sales of the ADC products. To date, the Company has not achieved any of the specified milestones.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Accounting Analysis
The Company assessed the Janssen Agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that the contract counter party, Janssen, is a customer. The Company identified the following seven material performance obligations under the Janssen Agreement: (i) exclusive Licenses and research activities for each of the three designated targets, (ii) CMC activities for each of the three designated targets and (iii) the first target substitution right.
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
In accordance with ASC 606, the Company determined that the initial transaction price under the Janssen Agreement equals $40.0 million, consisting of the upfront, non-refundable and non-creditable payment. None of the development and the regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including stage of development and the remaining risks associated with the development required to achieve the milestones, as well as whether the achievement of the milestones is outside the control of the Company or Janssen. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as such milestones were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment.
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
During the three and six months ended June 30, 2022, the Company recorded collaboration revenue of $4.3 million and $6.0 million, respectively, related to its efforts under the Janssen Agreement. As of June 30, 2022, the Company had recorded $34.0 million in deferred revenue related to the Janssen Agreement that will be recognized over the remaining performance period and classified as current or noncurrent on the accompanying consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations. The aggregate amount of the transaction price allocated to unsatisfied performance obligations was $34.0 million as of June 30, 2022, which is expected to be recognized over the period the associated research activities are performed for each target.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Summary of Contract Assets and Liabilities
The Company did not record any contract assets as of June 30, 2022 related to the Janssen Agreement. The following table presents changes in the balances of the Company's contract liabilities related to the Janssen Agreement during the six months ended June 30, 2022:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2022
Contract liabilities:
Deferred revenue	$—	$40,000	$6,009	$33,991
During the three and six months ended June 30, 2022, the Company recognized the following revenues related to the Janssen Agreement as a result of changes in the contract liability balances in the respective periods:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2022	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$4,273	$—
Performance obligations satisfied in previous periods	$—	$—
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
In May 2018, the Company entered into a supply agreement with Merck KGaA (the "Merck KGaA Supply Agreement"). Under the terms of the Merck KGaA Supply Agreement, the Company will provide Merck KGaA preclinical non-good manufacturing practice ("GMP") ADC drug substance and clinical GMP drug substance for use in clinical trials associated with one of the antibodies designated under the Merck KGaA Agreement. The Company receives fees for its efforts under the Merck KGaA Supply Agreement and reimbursement equal to the supply cost. The Company may also enter into future supply agreements to provide clinical supply material should Merck KGaA pursue clinical development of any other candidates nominated under the Merck KGaA Agreement.

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
As of June 30, 2022, the Company had completed its research service obligations associated with four of the six designated targets. The Company did not recognize any corresponding research and development expense related to the Merck KGaA Supply Agreement during the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022 and December 31, 2021, the Company had $3.9 million in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement. Such amounts will be recognized over the remaining performance period.
Summary of Contract Assets and Liabilities
The Company did not record any contract assets as of June 30, 2022 and December 31, 2021. The following table presents changes in the balances of the Company's contract liabilities related to the Merck KGaA Agreement and Merck KGaA Supply Agreement during the six months ended June 30, 2022 and 2021:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2022
Contract liabilities:
Deferred revenue	$3,944	$—	$21	$3,923

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2021
Contract liabilities:
Deferred revenue	$3,987	$—	$21	$3,966

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
During the three and six months ended June 30, 2022 and 2021, the Company recognized the following revenues related to the Merck KGaA Agreement and Merck KGaA Supply Agreement as a result of changes in the contract liability balances in the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$11	$11	$21	$21
Performance obligations satisfied in previous periods	$—	$—	$—	$—
Other Revenue
The Company has provided limited services for a collaboration partner, Asana BioSciences, LLC ("Asana Biosciences"). During the six months ended June 30, 2022, the Company recognized revenue of $0.3 million related to these services and did not recognize revenue related to these services during the three months ended June 30, 2022 or during the three and six months ended June 30, 2021. The next potential milestone the Company is eligible to receive is $2.5 million upon dosing the fifth patient in a Phase 1 clinical trial by Asana BioSciences. While the first patient was dosed in April 2022, as of June 30, 2022, the Company considers this next milestone to be fully constrained as there is considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there is a high level of uncertainty in achieving this milestone, as the collaboration partner continues to evaluate its candidate in the phase 1 trial. The Company reevaluates the probability of achievement of a milestone subject to constraint at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value. The Company had no marketable securities as of December 31, 2021.

	June 30, 2022
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$45,267	$45,267	$—	$—
Marketable securities
U.S. treasury securities	$89,790	$89,790	$—	$—
The money market funds noted above are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. There were no changes in valuation techniques or transfers between fair value measurement levels during the six months ended June 30, 2022.
Marketable securities classified as Level 1 within the valuation hierarchy generally consists of U.S. treasury securities, as the fair value of these marketable securities is readily determinable based on active daily markets for such securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 7) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 7, Debt.

5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of June 30, 2022 and 2021.

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$177,947	$135,338	$255,094	$227,388
Restricted cash included in other assets, noncurrent	478	478	321	478
Total cash, cash equivalents and restricted cash per statement of cash flows	$178,425	$135,816	$255,415	$227,866

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Marketable securities
The following table summarizes the Company's marketable securities held at June 30, 2022. The Company had no marketable securities as of December 31, 2021.

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$89,916	$—	$(126)	$89,790
All of the Company's available-for-sale debt securities are due within one year or less. The Company did not realize any gains or losses recognized on the sale or maturity of available-for-sale debt securities during the six months ended June 30, 2022, and, as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.
As of June 30, 2022, the Company's debt security portfolio consisted of 20 securities that were in an unrealized loss position and had an aggregate fair value of $89.8 million. There were no securities in an unrealized loss position for greater than 12 months as of June 30, 2022. The unrealized losses on the Company's available-for-sale securities were caused by market interest rate increases. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the six months ended as of June 30, 2022.

6. Accrued expenses
Accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Accrued manufacturing expenses	$12,884	$8,476
Accrued clinical expenses	9,529	7,879
Accrued preclinical expenses	4,367	3,848
Accrued payroll and related expenses	5,854	7,319
Accrued professional fees	1,368	909
Accrued other	254	285
	$34,256	$28,716

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
Refer to Note 7, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding the New Credit Facility. As of June 30, 2022, the Company was in compliance with all covenants under the New Credit Facility. There are no events of default as of June 30, 2022.
Unamortized debt financing costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. Unamortized deferred financing costs of $0.2 million were recorded in other assets as of June 30, 2022 related to the Company's right to borrow additional amounts from the Lenders in the future and amortized to interest expense over the relevant draw period on a straight-line basis.
The following is a summary of obligations under the term loan as of June 30, 2022:

(in thousands)	June 30, 2022
Total debt	$25,000
Less: Current portion of long-term debt	—
Total debt, net of current portion	25,000
Debt financing costs, net of accretion	(367)
Accretion related to final payment	144
Long-term debt, net	$24,777
Interest expense related to the New Credit Facility for the three and six months ended June 30, 2022 was $0.8 million and $1.5 million, respectively. The Company did not recognize any interest expense related to the New Credit Facility during the three or six months ended June 30, 2021. Interest expense related to the Prior Credit Facility for the three and six months ended June 30, 2021 was $0.1 million and $0.2 million, respectively. The Company did not recognize any interest expense related to the Prior Credit Facility during the three or six months ended June 30, 2022.

8. Stockholders’ equity
Preferred stock
As of June 30, 2022, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
At-the-market ("ATM") equity offering program
In May 2020, the Company established an ATM equity offering program (the "2020 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the first quarter of 2022, the Company sold 11,740,210 shares of common stock and received net proceeds of $54.8 million under the 2020 ATM. As of March 31, 2022, the 2020 ATM had been fully utilized.
In February 2022, the Company established a new ATM equity offering program (the "2022 ATM"), pursuant to which it is able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the six months ended June 30, 2022, the Company sold approximately 11,334,657 shares of common stock and received net proceeds of $45.8 million under the 2022 ATM.. As of June 30, 2022, approximately $53.3 million remains unsold and available for sale under the 2022 ATM.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of June 30, 2022, there were warrants to purchase 22,590 shares of common stock outstanding. During the six months ended June 30, 2022, the Company issued 16,654 shares of common stock upon the exercise of warrants.
Common stock
At the 2022 Annual Meeting of Stockholders on June 9, 2022, the Company's stockholders approved an amendment to the Company’s Fifth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.0001 par value per share, from 175,000,000 to 350,000,000. This increase became effective upon filing of a Certificate of Amendment with the Secretary of State of Delaware on June 9, 2022.
The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors (the "Board").
As of June 30, 2022 and December 31, 2021, there were 12,241,188 and 9,199,512, respectively, shares of common stock reserved for the exercise of outstanding stock options, restricted stock units ("RSUs") and warrants.

	June 30, 2022	December 31, 2021
Stock options	10,511,694	8,342,429
Restricted stock units	1,706,904	817,609
Warrants	22,590	39,474
	12,241,188	9,199,512

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
9. Stock-based compensation
Stock incentive plans
As of June 30, 2017, there were 3,141,625 stock options outstanding under the Company’s 2007 Stock Incentive Plan (the "2007 Plan"). The 2007 Plan expired in June 2017. Any cancellations or forfeitures of options granted under the 2007 Plan will increase the options available under the 2017 Stock Incentive Plan (the "2017 Plan"), as described below.
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan initially, up to 2,255,000 shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2022, the number of shares of common stock issuable under the 2017 Plan was increased by 2,948,362 shares. As of June 30, 2022, there were 1,373,824 shares available for future issuance under the 2017 Plan. During the six months ended June 30, 2022, the Company granted 3,447,233 RSUs and options to purchase shares of common stock to employees and non-employee directors under the 2017 Plan.
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
Inducement awards
From time to time, the Company grants to its employees, upon approval by the Board or an authorized committee thereof, options to purchase shares of common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). Prior to February 2022, these options were granted outside of an existing equity incentive plan. These options are subject to terms substantially the same as the 2017 Plan.
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the six months ended June 30, 2022, the Company granted 390,375 RSUs and options to purchase shares of common stock to employees under the Inducement Plan. As of June 30, 2022, there were 1,609,625 shares available for future issuance under the Inducement Plan.
As of June 30, 2022, there were 757,500 options to purchase shares of common stock outstanding which were granted as inducement awards prior to the establishment of the Inducement Plan.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2022	8,342,429	$11.25
Granted	2,647,384	5.41
Exercised	(29,945)	3.57
Cancelled	(448,174)	13.18
Outstanding at June 30, 2022	10,511,694	$9.72
Vested and expected to vest at June 30, 2022	10,511,694	$9.72
Exercisable at June 30, 2022	4,866,425	$8.71
The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2021, was $3.95 and $13.45 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021, was $0.1 million and $2.8 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was $0.1 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.
Restricted stock units
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date.
A summary of the RSU activity is as follows:

Number of Shares
Unvested at January 1, 2022	817,609
Granted	1,190,224
Vested	(184,591)
Forfeited	(116,338)
Unvested at June 30, 2022	1,706,904
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock options	$3,933	$3,514	$8,051	$6,631
Restricted stock units	1,258	949	2,467	1,755
Employee stock purchase plan	157	119	315	235
Stock-based compensation expense included in total operating expenses	$5,348	$4,582	$10,833	$8,621
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$2,746	$2,502	$5,679	$4,803
General and administrative	2,602	2,080	5,154	3,818
Stock-based compensation expense included in total operating expenses	$5,348	$4,582	$10,833	$8,621
As of June 30, 2022, there was $38.2 million and $12.9 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 2.4 years and 2.9 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.9%	1.0%	2.0%	0.8%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.84	5.97	5.99	6.04
Expected stock price volatility	90%	83%	87%	83%
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the "2017 ESPP"). The Company issued 154,235 shares under the 2017 ESPP during each of the three and six months ended June 30, 2022, and issued 36,198 shares under the 2017 ESPP during each of the three and six months ended June 30, 2021. As of June 30, 2022, there were 412,330 shares available for issuance under the 2017 ESPP.

10. Net loss per share
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and Six Months Ended June 30, 2022	Three and Six Months Ended June 30, 2021
Stock options	10,511,694	7,977,545
Unvested restricted stock units	1,706,904	1,070,311
Warrants	22,590	39,474
	12,241,188	9,087,330
11. Commitments
License agreements
During the three months ended June 30, 2022 and the three and six months ended June 30, 2021, the Company did not record research and development expense related to non-refundable license payments. During the six months ended June 30, 2022, the Company recorded research and development expense related to non-refundable license payments of $1.5 million.
The Company did not record research and development expense related to development milestones during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company recorded research and development expense related to a development milestone payment of $0.9 million for the dosing of the first patient in UPLIFT.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
12. Subsequent Events
Collaboration, Option and License Agreement
On August 6, 2022, the Company entered into a Collaboration, Option and License Agreement (the "GSK Agreement") with GlaxoSmithKline Intellectual Property (No. 4) Limited ("GSK"), pursuant to which the Company granted GSK an exclusive option to obtain an exclusive license (the “Option”) to co-develop and to commercialize products containing XMT-2056 (the "Licensed Products"), exercisable within a specified time period (the “Option Period”) after the Company delivers to GSK data resulting from completion of dose escalation with enrichment for breast cancer patients in a Phase 1 single-agent clinical trial of XMT-2056. GSK’s exercise of the Option may require clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Clearance” and GSK’s exercise of the Option following any applicable HSR Clearance, the “GSK Option Exercise”), Prior to the GSK Option Exercise, the Company will lead and will be responsible for the costs of manufacturing, research, and early clinical development related to its XMT-2056 program. After the GSK Option Exercise, if any, GSK may elect to manufacture XMT-2056, and GSK and the Company will co-develop XMT-2056 aimed at the approval of Licensed Product(s) in the United States and the European Union, with GSK being responsible for the majority of the development costs. GSK will be responsible for all development costs aimed solely at gaining approval outside the United States and European Union.
Pursuant to the GSK Agreement, following the GSK Option Exercise and subject to certain exceptions and specified payment obligations, the Company’s aggregate shared development costs are capped at a fixed amount, with any amounts in excess to be borne by GSK unless and until the Company exercises its option to receive (or bear) a specified share of U.S. profits (or losses) for any Licensed Products (“Profit Share Election”). The excess development costs will accrue interest as specified in the GSK Agreement and will later either be repaid by the Company or offset against future regulatory and sales milestones or royalty payments that may become due to the Company. If the Company exercises its Profit Share Election, the cap on the Company’s share of development costs shall no longer apply, and the Company must pay any then-outstanding excess plus accrued interest costs. Additionally, if the Company exercises its Profit Share Election, it may also simultaneously elect to co-promote any Licensed Products in the United States.
GSK is obligated to make a $100.0 million up-front payment within 10 business days of executing the GSK Agreement. Following the GSK Option Exercise, if any, GSK is obligated to pay the Company an option exercise payment of $90.0 million. The Company is eligible to receive future development, regulatory, and commercial milestone payments up to approximately $1.3 billion and tiered royalties up to the mid-twenty percent range based on global sales of Licensed Products. If the Company exercises its Profit Share Election, the Company will be eligible to receive reduced development, regulatory, and commercial milestone payments and reduced royalty rates on sales outside of the United States. Whether or not the Company exercises its Profit Share Election, GSK will be responsible for certain milestone payments or royalties due to specified third parties with which the Company currently has agreements that relate to the XMT-2056 program.
The GSK Agreement will terminate at the end of the Option Period if GSK does not exercise its Option. In the event of the GSK Option Exercise, unless earlier terminated, the GSK Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all Licensed Products in all countries have expired.

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
We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged over 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable us to develop ADCs designed to have improved efficacy, safety and tolerability relative to existing ADC therapies.
We believe that our innovative platforms, including Dolaflexin and Dolasynthen, which deliver our proprietary auristatin DolaLock payload, as well as Immunosynthen, which delivers our propriety stimulator of interferon genes, or STING, agonist Immunolock payload, comprise a product engine that has enabled a robust discovery pipeline for us and our partners. Our ADCs in preclinical studies and clinical trials include first-in-class molecules that target multiple tumor types with high unmet medical need. Our belief is that our novel ADCs may have more favorable safety and efficacy compared to more traditional ADCs developed using first-generation technology.
Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC technologies and the experience and competencies of our management team to identify, acquire and develop promising ADC product candidates and to commercialize cancer therapeutics that are improvements over existing treatments.

Upifitamab rilsodotin, or UpRi, our first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver approximately 10 DolaLock payload molecules per antibody. We believe the NaPi2b antigen is broadly expressed in ovarian cancer and other cancers with limited expression in healthy tissue. We are currently evaluating a 36 mg/m2 dose of UpRi in platinum-resistant ovarian cancer in a single-arm registrational trial, which we refer to as UPLIFT. We expect to complete enrollment in UPLIFT around the end of the third quarter of 2022, which we anticipate would position us to report top-line data from UPLIFT and to submit a biologics licensing application, or BLA, in this indication to the U.S. Food and Drug Administration, or FDA, in 2023. We are also screening patients for a placebo-controlled Phase 3 clinical trial, referred to as UP-NEXT, to investigate a 30 mg/m2 dose of UpRi as a single-agent maintenance treatment in patients with recurrent platinum-sensitive ovarian cancer that have high NaPi2b expression. We believe the UP-NEXT trial, if successful, could serve as a post-approval confirmatory trial in the United States, support one or more applications for marketing approval outside of the United States, and support UpRi's expansion into earlier lines of therapy. Additionally, we are conducting a Phase 1/2 umbrella combination trial, which we refer to as UPGRADE. Initially, we are exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer. We may explore other combinations in the future. We expect to report initial interim data from UPGRADE in the fourth quarter of 2022. Together, data from these trials have the potential to establish the safety and efficacy of UpRi across a wide range of ovarian cancer patients, from those who are platinum-resistant and heavily pre-treated to those in earlier lines of the disease.
We are also developing XMT-1660, a B7-H4-directed Dolasynthen ADC with a precise, target-optimized drug-to-antibody ratio, or DAR, of six and our clinically validated DolaLock microtubule inhibitor payload with controlled bystander effect. B7-H4 is overexpressed in a range of cancers, including breast, endometrial and ovarian cancers. In preclinical studies, XMT-1660 demonstrated robust anti-tumor activity after a single dose in multiple patient-derived tumor xenografts.
The FDA has cleared our investigational new drug, or IND, application related to XMT-1660, and we expect to commence dosing patients imminently in a Phase 1 clinical trial investigating the safety, tolerability and anti-tumor activity of XMT-1660 in patients with solid tumors, including breast, endometrial and ovarian cancers. The initial dose escalation portion of this trial will evaluate the safety and tolerability of XMT-1660 as a single agent. The dose expansion portion of the trial will evaluate the safety, tolerability and efficacy of XMT-1660 as a single agent with primary efficacy-related endpoints of investigator-assessed objective response rate and duration of response.
The third product candidate we are advancing into clinical development is XMT-2056, an Immunosynthen STING agonist ADC (DAR 8) that targets a novel human epidermal growth factor receptor 2, or HER2, epitope. In preclinical models, XMT-2056 demonstrated robust anti-tumor activity as a monotherapy in both HER2-high and HER2-low expressing models, and enhanced efficacy has been shown when used in combination with multiple approved agents, including trastuzumab, pertuzumab, anti-PD-1, or trastuzumab deruxtecan. Preclinical data also suggest that XMT-2056 has the potential to enable immunological memory for prolonged anti-tumor activity. The FDA has cleared our IND application related to XMT-2056, and we expect to initiate a Phase 1 clinical trial of XMT-2056 in HER2-expressing tumors such as breast cancer, gastric cancer, and non-small cell lung cancer, or NSCLC, in the second half of 2022.
We also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, that leverage our Immunosynthen platform and target tumor-associated antigens.
In May 2022, we made the decision to discontinue the development of XMT-1592, a Dolasynthen ADC that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and NSCLC, and to close this company-sponsored trial; we are working to transition any patient remaining on drug to an investigator-sponsored protocol.

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
Since inception, our operations have focused on building our platforms, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical and toxicology studies, manufacturing clinical trial material and conducting clinical trials, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock, including through our at-the-market, or ATM, equity offering programs.
Since inception, we have incurred significant cumulative operating losses. For the six months ended June 30, 2022, the net loss was $99.5 million, compared to $75.6 million in the six months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $550.0 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for UpRi, XMT-1660 and XMT-2056;
•prepare for a potential BLA submission for UpRi in 2023;
•continue diagnostic development efforts with respect to the NaPi2b biomarker;
•continue activities to discover, validate and develop additional product candidates, including XMT-2068 and XMT-2175;
•maintain, expand and protect our intellectual property portfolio; and
•hire additional research, development, general and administrative and commercial personnel.
Impact of COVID-19 on Our Business
We are continuing to monitor the impact of the ongoing COVID-19 pandemic on our operations and ongoing clinical and preclinical development, as well as discovery efforts. Mitigation activities to minimize COVID-19-related operational disruptions are ongoing and include:
•We are currently enrolling patients at clinical sites in different geographic areas around the world in our ongoing clinical trials, though staffing constraints have been an increasing challenge for the clinical sites with which we work. If staffing challenges persist, we may experience associated delays in trial enrollment. We are in the process of initiating additional clinical sites both inside and outside the United States to increase enrollment that we believe could also mitigate this potential risk. Consistent with FDA guidance, we allow for remote patient monitoring and remote testing, when reasonably possible.

•To the best of our knowledge, our contract research and manufacturing partners continue to operate their facilities at or near normal levels, though staffing constraints and sourcing of raw and other materials have been an increasing challenge for our vendors. If staffing and/or material sourcing challenges continue, we may experience associated delays in our laboratory, clinical or manufacturing services. We believe we currently have appropriate service support and sufficient inventory of UpRi, XMT-1660 and XMT-2056 to support our ongoing and planned clinical trials. We have planned research, clinical and manufacturing activities to address all currently anticipated future needs. We continue to monitor the research, clinical and manufacturing operations of our vendors.
The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. While the pandemic did not materially affect our financial results and business operations in the second quarter ended June 30, 2022, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. Management continues to actively monitor the situation and the possible effects on our financial condition, operations, suppliers, vendors, our workforce and the overall industry. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see Part II, Item 1A. Risk Factors below.
Recent Developments
On August 6, 2022, we entered into a Collaboration, Option and License Agreement, or the GSK Agreement, with GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, pursuant to which we granted GSK an exclusive option to obtain an exclusive license, or the Option, to co-develop and to commercialize products containing XMT-2056, or the Licensed Products, exercisable within a specified time period, or the Option Period, after we deliver to GSK data resulting from completion of dose escalation with enrichment for breast cancer patients in a Phase 1 single-agent clinical trial of XMT-2056. GSK’s exercise of the Option may require clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Clearance (and GSK’s exercise of the Option following any applicable HSR Clearance, the GSK Option Exercise), Prior to the GSK Option Exercise, we will lead and will be responsible for the costs of manufacturing, research, and early clinical development related to our XMT-2056 program. After the GSK Option Exercise, if any, GSK may elect to manufacture XMT-2056, and we and GSK will co-develop XMT-2056 aimed at the approval of Licensed Product(s) in the United States and the European Union, with GSK being responsible for the majority of the development costs. GSK will be responsible for all development costs aimed solely at gaining approval outside the United States and European Union.
Pursuant to the GSK Agreement, following the GSK Option Exercise and subject to certain exceptions and specified payment obligations, our aggregate shared development costs are capped at a fixed amount, with any amounts in excess to be borne by GSK unless and until we exercise our option to receive (or bear) a specified share of U.S. profits (or losses) for any Licensed Products, or the Profit Share Election. The excess development costs will accrue interest as specified in the GSK Agreement and will later either be repaid by us or offset against future regulatory and sales milestones or royalty payments that may become due to us. If we exercise our Profit Share Election, the cap on our share of development costs shall no longer apply, and we must pay any then-outstanding excess plus accrued interest costs. Additionally, if we exercise our Profit Share Election, we may also simultaneously elect to co-promote any Licensed Products in the United States.
GSK is obligated to make a $100.0 million up-front payment to us within 10 business days of executing the GSK Agreement. Following the GSK Option Exercise, if any, GSK is obligated to pay us an option exercise payment of $90.0 million. We are eligible to receive future development, regulatory, and commercial milestone payments up to approximately $1.3 billion and tiered royalties up to the mid-twenty percent range based on global sales of Licensed Products. If we exercise our Profit Share Election, we will be eligible to receive reduced development, regulatory, and commercial milestone payments and reduced royalty rates on sales outside of the United States. Whether or not we exercise our Profit Share Election, GSK will be responsible for certain milestone payments or royalties due to specified third parties with which we currently have agreements that relate to the XMT-2056 program.

The GSK Agreement will terminate at the end of the Option Period if GSK does not exercise its Option. In the event of the GSK Option Exercise, unless earlier terminated, the Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all Licensed Products in all countries have expired.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from the sale of products. All of our revenue has been generated from strategic partnerships.
In February 2022, we entered into an agreement with Janssen, or the Janssen Agreement, for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. Janssen is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities. Janssen has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates.
In June 2014, we entered into an agreement with Merck KGaA, or the Merck KGaA Agreement, for the development and commercialization of ADC product candidates utilizing Fleximer for up to six target antigens. Merck KGaA is responsible for generating antibodies against the target antigens and we are responsible for generating Fleximer and our proprietary payloads and conjugating this to the antibody to create the ADC product candidates. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In May 2018, we entered into a supply agreement with Merck KGaA for the supply of materials that could be used for investigational new drug, or IND, -enabling studies and clinical trials.
During the three and six months ended June 30, 2022, we recognized $4.3 million and $6.0 million, respectively, of collaboration revenue related to the Janssen Agreement. For each of the three and six months ended June 30, 2022 and 2021, we recognized an immaterial amount of revenue related to the Merck KGaA Agreements. During the six months ended June 30, 2022, we recognized $0.3 million of revenue related to services provided to Asana BioSciences, LLC, or Asana Biosciences. We did not recognize revenue related to Asana Biosciences during the three months ended June 30, 2022 or during the three and six months ended June 30, 2021.
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
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. In light of our decision to discontinue further clinical development of XMT-1592 in the second quarter of 2022, all costs associated with our Dolasynthen platform have been re-allocated to XMT-1660, which is now our lead Dolasynthen-based product candidate. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our product candidates XMT-2056, XMT-2068 and XMT-2175 and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the three and six month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
UpRi external costs	$13,881	$10,671	$24,024	$20,049
XMT-1592 external costs	363	1,676	2,789	4,144
XMT-1660 external costs	6,721	—	6,721	—
Preclinical and discovery costs	3,730	7,346	11,225	11,859
Internal research and development costs	16,536	12,262	32,278	23,318
Total research and development costs	$41,231	$31,955	$77,037	$59,370

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
We expect our research and development expenses to increase as we continue our clinical development of UpRi, XMT-1660 and XMT-2056, advance our preclinical pipeline and invest in improvements in our ADC technologies.
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
We expect our general and administrative expenses to increase in the future to support continued research and development activities, including increased costs related to the hiring of additional personnel, fees to outside consultants and patent costs, among other expenses.
Other income (expense)
Other income (expense) consists primarily of interest expense related to borrowings under our credit facility and associated amortization of the deferred financing costs and the accretion of debt discount. Interest income includes interest earned on cash equivalents.

Results of Operations
Comparison of the three months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the changes in those items:

	Three Months Ended June 30,		Dollar Change
(in thousands)	2022	2021
Collaboration revenue	$4,284	$11	$4,273
Operating expenses:
Research and development	41,231	31,955	9,276
General and administrative	14,803	8,883	5,920
Total operating expenses	56,034	40,838	15,196
Other income (expense):
Interest income	291	9	282
Interest expense	(760)	(95)	(665)
Total other income (expense), net	(469)	(86)	(383)
Net loss	$(52,219)	$(40,913)	$(11,306)
Collaboration Revenue
Collaboration revenue increased by $4.3 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the Janssen Agreement.
Research and Development Expense
Research and development expense increased by $9.3 million from $32.0 million for the three months ended June 30, 2021 to $41.2 million for the three months ended June 30, 2022.
The increase in research and development expense was primarily attributable to the following:
•an increase of $3.3 million related to clinical development and manufacturing activities for XMT-1660 and the Dolasynthen platform;
•an increase of $3.2 million related to manufacturing and clinical development activities for UpRi;
•an increase of $3.2 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities.
These increased costs were partially offset by a decrease of $0.7 million related to manufacturing and clinical development activities for XMT-1592.
Stock-based compensation expense included in research and development expenses increased by $0.2 million, primarily as a result of increased headcount.

General and Administrative Expense
General and administrative expense increased by $5.9 million from $8.9 million during the three months ended June 30, 2021 to $14.8 million during the three months ended June 30, 2022. The increase in general and administrative expense was primarily attributable to an increase of $3.2 million related to consulting and professional fees and an increase of $2.2 million related to employee compensation (excluding stock-based compensation), related to an increase in headcount. Stock-based compensation increased $0.5 million also primarily as a result of increased headcount.
Total Other Income (Expense), net
Total other income (expense), net was ($0.5) million and ($0.1) million for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily due to interest expense related to borrowings under the New Credit Facility, as defined below.
Comparison of the six months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Dollar Change
(in thousands)	2022	2021
Collaboration revenue	$6,320	$21	$6,299
Operating expenses:
Research and development	77,037	59,370	17,667
General and administrative	27,585	16,090	11,495
Total operating expenses	104,622	75,460	29,162
Other income (expense):
Interest income	309	21	288
Interest expense	(1,484)	(188)	(1,296)
Total other income (expense), net	(1,175)	(167)	(1,008)
Net income (loss)	$(99,477)	$(75,606)	$(23,871)
Collaboration Revenue
Collaboration revenue was $6.3 million during the six months ended June 30, 2022 and was immaterial during the six months ended June 30, 2021. The increase in collaboration revenue was primarily due to the Janssen Agreement.
Research and Development Expense
Research and development expense increased by $17.7 million from $59.4 million for the six months ended June 30, 2021 to $77.0 million for the six months ended June 30, 2022.
The increase in research and development expense was primarily attributable to the following:
•an increase of $6.4 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities;
•an increase of $5.1 million primarily related to clinical development and manufacturing activities for XMT-1660 and the Dolasynthen platform;
•an increase of $4.9 million related to manufacturing and clinical development activities for UpRi; and

•an increase of $1.7 million related to manufacturing and clinical development activities for XMT-2056.
•an increase of $1.0 million in related to consulting and professional fees.
These increased costs were partially offset by a decrease of $2.6 million related to manufacturing and clinical development activities for XMT-1592.
Stock-based compensation expense included in research and development expenses increased by $0.9 million, primarily as a result of increased headcount.
General and Administrative Expense
General and administrative expense increased by $11.5 million from $16.1 million during the six months ended June 30, 2021 to $27.6 million during the six months ended June 30, 2022. The increase in general and administrative expense was primarily attributable to an increase of $6.3 million related to consulting and professional fees and an increase of $3.7 million related to employee compensation (excluding stock-based compensation), related to an increase in headcount. Stock-based compensation increased $1.4 million also primarily as a result of increased headcount.
Total Other Income (Expense), net
Total other income (expense), net was ($1.2) million and ($0.2) million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to interest expense related to borrowings under the New Credit Facility.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs.
In May 2020, we established an ATM equity offering program, the 2020 ATM, pursuant to which we were able to offer and sell up to $100.0 million of our common stock from time to time at prevailing market prices. During the year ended December 31, 2021, we sold approximately 4.0 million shares of common stock under the 2020 ATM, resulting in net proceeds of $43.1 million. During the six months ended June 30, 2022, we sold 11.7 million shares of common stock under the 2020 ATM, resulting in net proceeds of $54.8 million. As of June 30, 2022, there are no amounts remaining unsold and available for sale under the 2020 ATM.
In February 2022, we entered into a new common stock sales agreement with Cowen and Company, LLC, or Cowen, under which we are able to offer and sell up to $100.0 million of our common stock from time to time at prevailing market prices through Cowen, or the 2022 ATM. During the six months ended June 30, 2022, we sold approximately 11.3 million shares of common stock under the 2022 ATM, resulting in net proceeds of $45.8 million. Approximately $53.3 million remains unsold and available for sale under the 2022 ATM as of June 30, 2022.

On May 8, 2019, we entered into a loan and security agreement, or the Prior Credit Facility, with Silicon Valley Bank, or SVB, which was subsequently amended on June 29, 2019, August 28, 2020 and August 27, 2021. On October 29, 2021, we entered into a loan and security agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, and SVB as a lender, or together the Lenders. The New Credit Facility, as amended on February 17, 2022, provided in aggregate up to $100 million in credit, which included $60 million available in up to three principal advances through December 31, 2022, $20 million in one tranche that is subject to meeting certain development milestones, and an additional tranche of $20 million that is subject to conditional approval from the Lenders. Upon the closing date, we drew $25 million from the facility, of which $5.5 million was used to repay in full the existing balance and satisfy our existing obligations to SVB under the Prior Credit Facility. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation. Upon entering into the New Credit Facility, we terminated all commitments by SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by us to SVB under the Prior Credit Facility.
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $225.1 million. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreements with Janssen, Merck KGaA and Asana Biosciences. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(52,731)	$(61,490)
Net cash used in investing activities	(90,799)	(447)
Net cash provided by financing activities	100,921	34,388
Decrease in cash, cash equivalents and restricted cash	$(42,609)	$(27,549)
Net Cash Used in Operating Activities
Net cash used in operating activities was $52.7 million for the six months ended June 30, 2022 and primarily consisted of a net loss of $99.5 million adjusted for changes in our net working capital and $34.0 million in deferred revenue related to the Janssen Agreement, and other non-cash items including stock-based compensation of $10.8 million and depreciation of $0.4 million. Net cash used in operating activities was $61.5 million for the six months ended June 30, 2021 and primarily consisted of a net loss of $75.6 million adjusted for changes in our net working capital and other non-cash items including stock-based compensation of $8.6 million and depreciation of $0.4 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $90.8 million during the six months ended June 30, 2022 as compared to $0.4 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, net cash used in investing activities consisted primarily of purchases of marketable securities. During the six months ended June 30, 2021, net cash used in investing activities consisted primarily of purchases of equipment.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $100.9 million during the six months ended June 30, 2022 as compared to $34.4 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, net cash provided by financing activities consisted primarily of proceeds from the use of our 2020 ATM and 2022 ATM of $100.4 million. During the six months ended June 30, 2021, net cash provided by financing activities consisted primarily of proceeds from the use of our 2020 ATM of $33.3 million and from the exercise of stock options of $1.0 million.
Funding Requirements
We expect our cash expenditures to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of potential collaborators.
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $225.1 million. In addition, we currently have the option to borrow $35 million under the New Credit Facility. We believe our currently available funds and the $100.0 million upfront option fee due to us from GSK pursuant to the GSK Agreement will be sufficient to fund our current operating plan commitments into the first half of 2024. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Critical Accounting Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting estimates as reported under the heading “Critical Accounting Policies and Significant Judgements and Estimates” in Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022.

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
The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of June 30, 2022, there was $25.0 million outstanding under the New Credit Facility, and a potential change in the associated interest rates would be immaterial to the results of our operations.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates, or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other product candidates in our pipeline. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for our product candidates. For example, patients in our ongoing Phase 1b/2 clinical trial of UpRi have experienced serious adverse events, or SAEs, including, without limitation, death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis and pyrexia. We expect that certain patients in ongoing and future clinical trials will experience additional SAEs, including those that may result in death, as our product candidates progress through clinical development.

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
We currently have a limited number of ADC product candidates in current or planned clinical trials. A failure of any of our product candidates in clinical development would adversely affect our business and may require us to discontinue development of other ADC product candidates based on the same technology.
UpRi and XMT-1592 are currently our only product candidates in clinical trials. In May 2022, we announced that we will discontinuing development of XMT-1592, and we are closing our company-sponsored clinical trial and working to transition any patient remaining on drug to an investigator-sponsored protocol. We are also planning to initiate clinical trials of XMT-1660 and XMT-2056. While we have certain other preclinical programs in development, it will take additional investment and time for such programs to reach the clinical stage of development. In addition, we have other product candidates in our current pipeline that are based on the same platforms as UpRi, XMT-1592, XMT-1660 and XMT-2056. If a product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of UpRi, XMT-1660, XMT-2056 or any other current or future product candidate, or if UpRi, XMT-1660 or XMT-2056 or any other current or future product candidate were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

Events that may delay or prevent successful commencement, enrollment or completion of clinical trials of our product candidates could result in increased costs to us as well as a delay in obtaining, or failure to obtain, regulatory approval, or cause us to suspend or terminate a clinical trial, which could prevent us from commercializing our product candidates on a timely basis, or at all.
We cannot guarantee that clinical trials, including our ongoing and future anticipated additional clinical trials of UpRi, our lead product candidate, XMT-1660, XMT-2056 or any of our other current or future product candidates, will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical trial. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:
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
•delays in necessary screenings caused by third parties with which we or any of our vendors or suppliers contract;
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
•expected or unexpected safety issues, including occurrence of SAEs, associated with any product candidate in clinical trials that are viewed as outweighing the product candidate’s potential benefits or reports that may arise from preclinical or clinical testing of other similar cancer therapies that raise safety or efficacy concerns about our product candidates;
•changes in regulatory requirements or guidance that require amending or submitting new clinical protocols or submitting additional data;
•lack of adequate funding to continue one or more clinical trials; or

•geopolitical or other events, including the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine, that unexpectedly disrupt, delay or generally interfere in regional or worldwide operations of our clinical trial sites or CROs or other operations applicable to the conduct of relevant development activities.
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

Challenges in recruiting and enrolling suitable patients to participate in clinical trials that meet the criteria of the protocol could increase costs and result in delays to our current development plans for UpRi, our lead product candidate, XMT-1660, XMT-2056 or any other current or future product candidate.
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
Patients in our ongoing clinical trials have experienced SAEs, including, without limitation, death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis and pyrexia. We expect that certain patients in ongoing and future trials will experience additional SAEs, including those that may result in death, as our product candidates progress through clinical development. These or additional undesirable side effects caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could result in a number of potentially significant negative consequences, including:
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
We may choose not to develop a potential product candidate, or we may suspend or terminate one or more discovery or preclinical programs or product candidates.

At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of our lead product candidate, UpRi, and a limited number of other product candidates, including XMT-1660 and XMT-2056 and historically including XMT-1592. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. For example, in May 2022, we decided to discontinue development of XMT-1592. We may also cease developing a product candidate for a particular indication. For example, in November 2021, we determined to cease developing UpRi as a single agent in patients with non-small cell lung cancer, or NSCLC, and determined to focus development on patients with ovarian cancer. As a result, we may have missed an opportunity to have allocated the resources originally used to develop UpRi as a single agent in patients with NSCLC and to develop XMT-1592 to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.
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
We have incurred net losses since our inception. Our net loss was $52.2 million and $99.5 million, respectively, for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $550.0 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily with the proceeds from our strategic partnerships, private placements of our preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our at-the-market, or ATM, equity offering programs. The amount of our future net losses will depend, in part, on the rate of our future expenditures. We have not completed pivotal clinical trials for any product candidate and only have only a limited number of product candidates in current or planned clinical trials. It will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues would depend upon the size of the market or markets in which our product candidates received such approval and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for our lead product candidate, UpRi, and prepare to initiate planned clinical trials for XMT-1660 and XMT-2056;
•develop a diagnostic assay for the NaPi2b biomarker;
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
The New Credit Facility also includes customary representations and warranties, affirmative and negative covenants and conditions to drawdowns, as well as customary events of default. Certain of the customary negative covenants limit our ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. Our failure to comply with these covenants would result in an event of default under the Loan and Security Agreement and could result in the acceleration of the obligations we owe pursuant to the New Credit Facility.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
Our cash, cash equivalents and marketable securities were 225.1 million as of June 30, 2022. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing UpRi, XMT-1660, XMT-2056 and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for UpRi or any other current or future product candidates, including delays in enrollment of patients. We also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities.
Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of researching and developing UpRi, XMT-1660, XMT-2056 and any other current or future product candidates and conducting preclinical studies and clinical trials;
•the timing of, and the costs involved in, obtaining regulatory approvals for UpRi, XMT-1660, XMT-2056 and any other current or future product candidates if preclinical studies and clinical trials are successful;
•the cost of manufacturing UpRi, XMT-1660, XMT-2056 and any other current or future product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•the cost of commercialization activities for UpRi, XMT-1660, XMT-2056 and any other current or future product candidates, if any product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;
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

We currently have the option to borrow $35 million under the New Credit Facility. We believe that our current cash, cash equivalents and marketable securities plus the available borrowings under the New Credit Facility and the $100.0 million up-front option fee due to us from GSK pursuant to the GSK Agreement will be sufficient to fund our current operating plan commitments into the first half of 2024. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to borrow funds under the New Credit Facility is subject to us complying with the applicable covenants at the time we request a drawdown. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or ADC product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our capital need through a variety of means, including through private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring future debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness, each of which could adversely impact our ability to conduct our business and execute our operating plan. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies, including our platforms, or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for UpRi, XMT-1660, XMT-2056 or any other current or future product candidates or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
We rely on third parties to conduct preclinical studies and clinical trials for UpRi, XMT-1660, XMT-2056 and our other product candidates, and if such third parties do not properly, timely and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for UpRi, XMT-1660, XMT-2056 or any other current or future ADC product candidates.
We designed the ongoing and planned clinical trials for UpRi, XMT-1660 and XMT-2056, as well as the trial for XMT-1592 that we are in the process of closing, and we intend to design any future clinical trials for any future unpartnered product candidates that we may develop if preclinical studies are successful. However, we rely on CROs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, investigators and other third parties are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with current good laboratory practices or current good clinical practices, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
We have established strategic partnerships and intend to continue to establish strategic partnerships with third parties to research, develop and commercialize our platforms and existing and future product candidates. In August 2022, we entered into an option, collaboration and license agreement, or the GSK Agreement, with GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, pursuant to which we granted GSK an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, and in February 2022, we entered into a collaboration agreement with Janssen Biotech, Inc. for the research, development and commercialization of ADC product candidates leveraging our Dolasynthen platform. We had also entered into a collaboration agreement with Merck KGaA for the development and commercialization of ADC product candidates leveraging our Dolaflexin platform. Under these collaborations, we will depend on our partners to design and conduct their clinical trials. As a result, we will not be able to control or oversee the conduct of these programs by our partners and those programs may not be successful, which may negatively impact our business operations. In addition, if any of these partners withdraw support for these programs or proposed products or otherwise impair their development or experience negative results, our business and our product candidates could be negatively affected.

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
In the future, we expect to build a focused sales and marketing infrastructure to market UpRi and XMT-1660 and any other current or future product candidates in the United States and certain foreign jurisdictions, if and when they are approved, and we may potentially do so for XMT-2056. There are risks involved with establishing our own sales, marketing and distribution capabilities.
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
Adverse pricing limitations may hinder our ability to recoup our investment in UpRi, XMT-1660, XMT-2056 or any other current or future product candidates, even if such product candidates obtain marketing approval.
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
We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including but not limited to Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Gilead Sciences, Inc. (Immunomedics), Pfizer AG and SeaGen Inc. These companies or their partners, including Astellas Pharma Inc., AstraZeneca plc, AbbVie Inc., Genentech (a member of the Roche Group) and Takeda Pharmaceuticals, Inc., or Takeda, may develop product candidates which compete in the same indications as our current and future product candidates. Multiple companies are also developing immune stimulating ADCs which could compete with our Immunosynthen products, including Bolt Biotherapeutics, Inc. and Takeda. We expect to compete on improved efficacy, safety and tolerability compared to other product candidates, and if our products are not demonstrably superior in these respects compared to other approved therapeutics, we may not be able to compete effectively. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware.
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
In Europe, the European Medicines Agency, or EMA, has issued guidelines for approving products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of our potential products were approved in the United States or Europe, it could have a negative effect on sales and gross profits of the potential product and our financial condition.

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
Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our platforms and our product candidates, including UpRi, XMT-1592, XMT-1660 and XMT-2056. The patent position of biopharmaceutical companies is generally uncertain because it involves complex legal and factual considerations and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights is highly uncertain. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The patent prosecution process is expensive, complex and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents.
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
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. These provisions also allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. The USPTO developed additional regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and, in particular, the first-to-file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Any loss of patent protection could have a material adverse impact on our business. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as our product candidates.
Issued patents covering UpRi, XMT-1592, XMT-1660, XMT-2056 and any other current or future ADC product candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering UpRi, XMT-1592, XMT-1660, XMT-2056 or any other current or future product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Any such loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
We have received orphan drug designations for XMT-2056 but we may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA or EMA from approving other competing products.
Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.
In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA issued final guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. In May 2022, the FDA granted orphan drug designation for XMT-2056.

In 2017, Congress passed FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017 but have not yet been approved or licensed by the FDA.
The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” The court concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
Furthermore, the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine may also have an impact on our ability to successfully conduct trials outside of the United States. For example, we are conducting UPLIFT in countries where clinical trial site staff have been diverted to care for COVID-19 patients and where regulatory authorities are short staffed due to the COVID-19 pandemic. Additionally, we do business with a CRO that has had employees and operations in Ukraine that have been adversely impacted by Russian hostilities, though such employees and operations are not directly involved with our clinical trials. If we have difficulty conducting our clinical trials in jurisdictions outside the United States as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have a material adverse effect on our business.

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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions were suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut was in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.
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
We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security, and a failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
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
Recruiting and retaining qualified scientific, clinical, sales and marketing personnel will also be critical to our success. We conduct our operations at our facility in Cambridge, Massachusetts, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed or have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
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
Our stock price has been and may continue to be volatile. During the period from August 4, 2019 to August 4, 2022, the closing price of our common stock ranged from a high of $27.59 per share to a low of $1.45 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
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
•sales of our common stock by us (including pursuant to outstanding warrants or through our ATM offering programs), our insiders or our other stockholders;
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
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our operations. In addition, our New Credit Facility contains terms and any future debt financing arrangement may contain additional terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

Provisions in our amended and restated certificate of incorporation, as amended, our amended and restated by-laws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Our amended and restated certificate of incorporation, as amended, amended and restated by-laws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. Our amended and restated certificate of incorporation, as amended, and by-laws include provisions that:
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
•expressly authorize our board of directors to have discretion to modify, alter or repeal our amended and restated by-laws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation, as amended, and amended and restated by-laws.
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
Any provision of our amended and restated certificate of incorporation, as amended, amended and restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
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
Our amended and restated certificate of incorporation, as amended, designates the state or federal courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation, as amended, provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, as amended, or our amended and restated by-laws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation, as amended, or amended and restated by-laws or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity that purchases or otherwise acquires any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation, as amended, described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
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
The COVID-19 pandemic continues to evolve. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the emergence and severity of new variants of the virus, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, the timing, availability, efficacy, adoption and distribution of vaccines or other preventative treatments and other actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 16, 2022, two investors exercised two warrants to purchase an aggregate of 16,884 shares of common stock on a net exercise basis. We issued an aggregate of 16,654 shares of common stock upon exercise to the warrantholders. The issuance of the shares was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, provided by Section 4(a)(2) of the Securities Act in that the transaction was by an issuer not involving any public offering. We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts and commissions, in connection with the issuance of the shares.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Fifth Amended and Restated Certificate of Incorporation, as amended, as of June 9, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 10, 2022).

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

Mersana Therapeutics, Inc.

Dated: August 8, 2022	By:	/s/ Anna Protopapas
Anna Protopapas President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: August 8, 2022	By:	/s/ Brian DeSchuytner
Brian DeSchuytner SVP, Chief Financial Officer (Principal Financial Officer)