Form 10-Q
period 2022-09-30
Mersana Therapeutics, Inc.
filed 2022-11-07
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 99,773,857 shares of Common Stock ($0.0001 par value per share) outstanding as of November 3, 2022.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$184,082	$177,947
Short-term marketable securities	106,044	—
Prepaid expenses and other current assets	9,911	10,951
Total current assets	300,037	188,898
Property and equipment, net	3,136	1,968
Operating lease right-of-use assets	11,061	12,889
Other assets, noncurrent	616	2,356
Total assets	$314,850	$206,111
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,732	$12,321
Accrued expenses	41,204	28,716
Deferred revenue	30,924	3,944
Operating lease liabilities	2,697	2,303
Other current liabilities	237	239
Total current liabilities	88,794	47,523
Operating lease liabilities, noncurrent	9,291	11,247
Long-term debt, net	24,853	24,626
Deferred revenue, noncurrent	101,417	—
Other liabilities, noncurrent	266	974
Total liabilities	224,621	84,370
Commitments (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 and 175,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively ; 98,582,583 and 73,709,056 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10	7
Additional paid-in capital	700,217	572,213
Accumulated other comprehensive (loss) income	(231)	—
Accumulated deficit	(609,767)	(450,479)
Total stockholders’ equity	90,229	121,741
Total liabilities and stockholders’ equity	$314,850	$206,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$5,573	$11	$11,893	$32
Operating expenses:
Research and development	50,639	35,275	127,676	94,645
General and administrative	14,573	10,124	42,158	26,214
Total operating expenses	65,212	45,399	169,834	120,859
Other income (expense):
Interest income	708	15	1,017	36
Interest expense	(880)	(98)	(2,364)	(286)
Total other income (expense), net	(172)	(83)	(1,347)	(250)
Net loss	(59,811)	(45,471)	(159,288)	(121,077)
Other comprehensive loss
Unrealized loss on marketable securities	(105)	—	(231)	—
Comprehensive loss	$(59,916)	$(45,471)	$(159,519)	$(121,077)
Net loss attributable to common stockholders — basic and diluted	$(59,811)	$(45,471)	$(159,288)	$(121,077)
Net loss per share attributable to common stockholders — basic and diluted	$(0.61)	$(0.63)	$(1.75)	$(1.73)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	97,641,936	71,753,004	91,173,989	70,129,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	68,841,288	$7	$508,499	$—	$(280,419)	$228,087
Exercise of stock options	148,472	—	764	—	—	764
Vesting of restricted stock units, net of employee tax obligations	61,678	—	(259)	—	—	(259)
Stock-based compensation expense	—	—	4,039	—	—	4,039
Net loss	—	—	—	—	(34,693)	(34,693)
Balance at March 31, 2021	69,051,438	$7	$513,043	$—	$(315,112)	$197,938
Issuance of common stock from at-the-market transactions, net of issuance costs of $746	2,271,074	—	33,287	—	—	33,287
Exercise of stock options	42,506	—	202	—	—	202
Purchase of common stock under ESPP	36,198	—	417	—	—	417
Stock-based compensation expense	—	—	4,582	—	—	4,582
Net loss	—	—	—	—	(40,913)	(40,913)
Balance at June 30, 2021	71,401,216	$7	$551,531	$—	$(356,025)	$195,513
Exercise of stock options	137,301	—	579	—	—	579
Vesting of restricted stock units	326,882	—	—	—	—	—
Stock-based compensation expense	—	—	4,928	—	—	4,928
Net loss	—	—	—	—	(45,471)	(45,471)
Balance at September 30, 2021	71,865,399	$7	$557,038	$—	$(401,496)	$155,549

Balance at December 31, 2021	73,709,056	$7	$572,213	$—	$(450,479)	$121,741
Issuance of common stock from at-the-market transactions, net of issuance costs of $1,322	13,169,903	2	60,460	—	—	60,462
Exercise of stock options	26,951	—	96	—	—	96
Vesting of restricted stock units	167,174	—	—	—	—	—
Stock-based compensation expense	—	—	5,485	—	—	5,485
Net loss	—	—	—	—	(47,258)	(47,258)
Balance at March 31, 2022	87,073,084	$9	$638,254	$—	$(497,737)	$140,526
Issuance of common stock from at-the-market transactions, net of issuance costs of $941	9,904,964	1	39,898	—	—	39,899
Exercise of common stock warrant	16,654	—	—	—	—	—
Vesting of restricted stock units	17,417	—	—	—	—	—
Purchase of common stock under ESPP	154,235	—	606	—	—	606
Stock-based compensation expense	—	—	5,348	—	—	5,348
Other comprehensive loss	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	(52,219)	(52,219)
Balance at June 30, 2022	97,166,354	$10	$684,106	$(126)	$(549,956)	$134,034
Issuance of common stock from at-the-market transactions, net of issuance costs of $251	1,382,631	—	10,626	—	—	10,626
Exercise of stock options	27,348	—	110	—	—	110
Vesting of restricted stock units	6,250	—	—	—	—	—
Stock-based compensation expense	—	—	5,375	—	—	5,375
Other comprehensive loss	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(59,811)	(59,811)
Balance at September 30, 2022	98,582,583	$10	$700,217	$(231)	$(609,767)	$90,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(159,288)	$(121,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	645	644
Net amortization of premiums and discounts on marketable securities	(396)	—
Stock-based compensation	16,208	13,549
Other non-cash items	574	119
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,459	(4,104)
Other assets	—	(617)
Accounts payable	1,153	(2,429)
Accrued expenses	11,848	16,047
Operating lease right-of-use assets	2,127	1,548
Operating lease liabilities	(1,861)	(1,236)
Deferred revenue	128,397	(32)
Net cash provided by (used in) operating activities	1,866	(97,588)

Cash flows from investing activities
Maturities of marketable securities	54,000	—
Purchase of marketable securities	(159,878)	—
Purchase of property and equipment	(1,412)	(493)
Net cash used in investing activities	(107,290)	(493)

Cash flows from financing activities
Net proceeds from at-the-market facilities	110,954	33,287
Proceeds from exercise of stock options	206	1,545
Proceeds from purchases of common stock under ESPP	606	417
Payment of employee tax obligations related to vesting of restricted stock units	—	(259)
Payments under finance lease obligations	(207)	(139)
Net cash provided by financing activities	111,559	34,851

Increase (decrease) in cash, cash equivalents and restricted cash	6,135	(63,230)
Cash, cash equivalents and restricted cash, beginning of period	178,425	255,415
Cash, cash equivalents and restricted cash, end of period	$184,560	$192,185

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$407	$46
Cash paid for interest	$1,746	$187
Right-of-use assets obtained in exchange for operating lease liabilities	$298	$3,783
Right-of-use assets obtained in exchange for financing lease liabilities	$—	$609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements
(unaudited)

1. Nature of business and basis of presentation
Mersana Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates ("ADCs") that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged over 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable it to develop ADCs that are designed to have improved efficacy, safety and tolerability relative to existing ADC therapies. The Company’s innovative platforms include Dolaflexin and Dolasynthen, each of which deliver the DolaLock payload, as well as Immunosynthen, which delivers the novel stimulator of interferon genes ("STING") agonist ImmunoLock payload. The Company’s product candidates include upifitamab rilsodotin ("UpRi"), XMT-1660 and XMT-2056.
The Company's lead product candidate, UpRi, is a first-in-class Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and other cancers with limited expression in healthy tissues. The Company is currently evaluating UpRi in platinum-resistant ovarian cancer in a single-arm registrational trial, referred to as UPLIFT. The Company is also conducting a placebo-controlled Phase 3 clinical trial, referred to as UP-NEXT, to investigate UpRi as a single-agent maintenance treatment in patients with platinum-sensitive ovarian cancer that have high NaPi2b expression. Additionally, the Company is conducting a Phase 1/2 combination trial, referred to as UPGRADE-A. UPGRADE-A is exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer. The Company may explore other combinations as part of a series of UPGRADE trials in the future.
The Company is also investigating XMT-1660, a B7-H4-directed Dolasynthen ADC, in a Phase 1 clinical trial enrolling patients with solid tumors, including in breast, endometrial and ovarian cancers. Additionally, the Company is developing XMT-2056, an Immunosynthen STING-agonist ADC that targets a novel epitope of human epidermal growth factor receptor 2 ("HER2"). The Company also has two additional earlier stage preclinical candidates, XMT-2068 and XMT-2175, that leverage the Company's Immunosynthen platform and target tumor-associated antigens.
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
The Company has incurred cumulative net losses since inception. For the three months ended September 30, 2022, the net loss was $59.8 million, compared to $45.5 million in the three months ended September 30, 2021. For the nine months ended September 30, 2022, the net loss was $159.3 million, compared to $121.1 million in the nine months ended September 30, 2021. The Company expects to continue to incur operating losses for at least the next several years. As of September 30, 2022, the Company had an accumulated deficit of $609.8 million. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021, the statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and statements of cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity, or a remaining maturity at the time of purchase, of three months or less to be cash equivalents. The Company invests excess cash primarily in money market funds, commercial paper and government agency securities, which are highly liquid and have strong credit ratings. The Company determined that these investments are subject to minimal credit and market risks. Cash and cash equivalents are stated at cost, which approximates market value.

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

3. Collaboration agreements
GlaxoSmithKline Intellectual Property (No. 4) Limited
On August 6, 2022, the Company entered into a Collaboration, Option and License Agreement (the "GSK Agreement") with GlaxoSmithKline Intellectual Property (No. 4) Limited ("GSK"), pursuant to which the Company granted GSK an exclusive option to obtain an exclusive license (the “Option”) to co-develop and to commercialize products containing XMT-2056 (the "Licensed Products"), exercisable within a specified time period (the “Option Period”) after the Company delivers to GSK data resulting from completion of dose escalation with enrichment for breast cancer patients in a Phase 1 single-agent clinical trial of XMT-2056. GSK’s exercise of the Option may require clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Clearance” and GSK’s exercise of the Option following any applicable HSR Clearance, the “GSK Option Exercise”). Prior to the GSK Option Exercise, the Company will lead and will be responsible for the costs of manufacturing, research, and early clinical development related to its XMT-2056 program. After the GSK Option Exercise, if any, GSK may elect to manufacture XMT-2056, and GSK and the Company will co-develop XMT-2056 aimed at the approval of Licensed Product(s) in the United States and the European Union, with GSK being responsible for the majority of the development costs. GSK will be responsible for all development costs aimed solely at gaining approval outside the United States and European Union.
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
Pursuant to the GSK Agreement, GSK paid the Company a non-refundable, upfront fee of $100.0 million in August 2022. Following the GSK Option Exercise, if any, GSK is obligated to pay the Company an option exercise payment of $90.0 million (the "Option Payment"). The Company is eligible to receive future development, regulatory, and commercial milestone payments up to approximately $1.3 billion and, if the Company does not exercise its Profit Share Election, tiered royalties up to the mid-twenty percent range based on global sales of Licensed Products. Included in the aggregate milestone payments amount is $30 million that the Company is eligible to earn upon the satisfaction of early clinical development milestones that may occur prior to the GSK Option Exercise. If the Company exercises its Profit Share Election, the Company will be eligible to receive reduced development, regulatory, and commercial milestone payments and reduced royalty rates on sales outside of the United States. Whether or not the Company exercises its Profit Share Election, GSK will be responsible for certain milestone payments or royalties due to specified third parties with which the Company currently has agreements that relate to the XMT-2056 program.
The GSK Agreement will terminate at the end of the Option Period if GSK does not exercise its Option. In the event of the GSK Option Exercise, unless earlier terminated, the GSK Agreement will continue in effect until the date on

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
which the royalty term and all payment obligations with respect to all Licensed Products in all countries have expired.
Accounting Analysis
The Company assessed the GSK Agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that the contract counterparty, GSK, is a customer. The Company identified the following two material performance obligations under the GSK Agreement: (i) development activities, including manufacturing, research and early clinical development activities, necessary to deliver the package of data, information and materials specified in the GSK agreement (the "Development Activities") and (ii) the Option to co-develop and to commercialize Licensed Products (the "License Option").
The Company concluded that the Development Activities are one distinct performance obligation, as the underlying activities are not distinguishable in the context of the contract and are inputs to an integrated development program that will generate data and information providing value to GSK in determining whether to exercise the Option. The License Option is considered a material right as the value of the license exceeds the Option Payment, and is therefore a distinct performance obligation.
In accordance with ASC 606, the Company determined that the initial transaction price under the GSK Agreement equals $100.0 million, consisting of the upfront, non-refundable and non-creditable payment paid by GSK. None of the early clinical development milestones that may occur prior to the GSK Option Exercise have been included in the initial transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including stage of development and the remaining risks associated with the development required to achieve the milestones, as well as whether the achievement of the milestones is outside the control of the Company or GSK. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement and any related constraint and, if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment. The GSK Option payment is excluded from the initial transaction price at contract inception along with any future development, regulatory, and commercial milestone payments (including royalties) following the GSK Option Exercise.
Consistent with the allocation objective under ASC 606, the Company allocated the $100.0 million fixed upfront payment in the transaction price to the Development Activities and the License Option based on each performance obligation’s relative standalone selling price. The standalone selling price for the Development Activities was calculated using a cost-plus margin approach for the estimated pre-option development timeline. For the standalone selling price of the License Option, the Company utilized an income-based approach which included the following key assumptions: post-option development timeline and costs, revenue forecast, discount rates and probabilities of technical and regulatory success.
The Company is recognizing revenue related to the Development Activities performance obligation over the estimated period of the pre-option development using a proportional performance model as the underlying activities are performed. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred.
The Company will defer revenue recognition related to the License Option. If the License Option is exercised and GSK obtains an exclusive license, the Company will recognize revenue as it fulfills its obligations under the GSK Agreement. If the Option is not exercised, the Company will recognize the entirety of the revenue in the period when the Option expires.
During the three and nine months ended September 30, 2022, the Company recorded collaboration revenue of $0.7 million related to its efforts under the GSK Agreement. As of September 30, 2022, the Company had recorded $99.3 million in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Summary of Contract Assets and Liabilities
The Company did not record any contract assets as of September 30, 2022 related to the GSK Agreement. The following table presents changes in the balances of the Company's contract liabilities related to the GSK Agreement during the nine months ended September 30, 2022:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2022
Contract liabilities:
Deferred revenue	$—	$100,000	$655	$99,345
During the three and nine months ended September 30, 2022, the Company recognized the following revenues related to the GSK Agreement as a result of changes in the contract liability balances in the respective periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2022	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$—	$—
Performance obligations satisfied in previous periods	$—	$—
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
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
Accounting Analysis
The Company assessed the Janssen Agreement in accordance with ASC 606 and concluded that the contract counter party, Janssen, is a customer. The Company identified the following seven material performance obligations under the Janssen Agreement: (i) exclusive Licenses and research activities for each of the three designated targets, (ii) CMC activities for each of the three designated targets and (iii) the first target substitution right.
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
During the three and nine months ended September 30, 2022, the Company recorded collaboration revenue of $4.9 million and $10.9 million, respectively, related to its efforts under the Janssen Agreement. As of September 30, 2022, the Company had recorded $29.1 million in deferred revenue related to the Janssen Agreement that will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations. The aggregate amount of the transaction price allocated to unsatisfied performance obligations was $29.1 million as of September 30, 2022, which is expected to be recognized over the period the associated research activities are performed for each target.
Summary of Contract Assets and Liabilities
The Company did not record any contract assets as of September 30, 2022 related to the Janssen Agreement. The following table presents changes in the balances of the Company's contract liabilities related to the Janssen Agreement during the nine months ended September 30, 2022:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2022
Contract liabilities:
Deferred revenue	$—	$40,000	$10,916	$29,084
During the three and nine months ended September 30, 2022, the Company recognized the following revenues related to the Janssen Agreement as a result of changes in the contract liability balances in the respective periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2022	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$4,908	$—
Performance obligations satisfied in previous periods	$—	$—
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
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
In May 2018, the Company entered into a supply agreement with Merck KGaA (the "Merck KGaA Supply Agreement"). Under the terms of the Merck KGaA Supply Agreement, the Company will provide Merck KGaA preclinical non-good manufacturing practice ("non-GMP") ADC drug substance and clinical good manufacturing practice ("GMP") drug substance for use in clinical trials associated with one of the antibodies designated under the Merck KGaA Agreement. The Company receives fees for its efforts under the Merck KGaA Supply Agreement and reimbursement equal to the supply cost. The Company may also enter into future supply agreements to provide clinical supply material should Merck KGaA pursue clinical development of any other candidates nominated under the Merck KGaA Agreement.
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
As of September 30, 2022, the Company had completed its research service obligations associated with four of the six designated targets. The Company did not recognize any corresponding research and development expense related to the Merck KGaA Supply Agreement during the three and nine months ended September 30, 2022 and 2021.
As of September 30, 2022 and December 31, 2021, the Company had $3.9 million in deferred revenue related to the Merck KGaA Agreement and Merck KGaA Supply Agreement. Such amounts will be recognized over the remaining performance period.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Summary of Contract Assets and Liabilities
The Company did not record any contract assets as of September 30, 2022 and December 31, 2021. The following table presents changes in the balances of the Company's contract liabilities related to the Merck KGaA Agreement and Merck KGaA Supply Agreement during the nine months ended September 30, 2022 and 2021:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2022
Contract liabilities:
Deferred revenue	$3,944	$—	$32	$3,912

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2021
Contract liabilities:
Deferred revenue	$3,987	$—	$32	$3,955
During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following revenues related to the Merck KGaA Agreement and Merck KGaA Supply Agreement as a result of changes in the contract liability balances in the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$11	$11	$32	$32
Performance obligations satisfied in previous periods	$—	$—	$—	$—
Other Revenue
The Company has provided limited services for a collaboration partner, Asana BioSciences, LLC ("Asana Biosciences"). During the nine months ended September 30, 2022, the Company recognized revenue of $0.3 million related to these services and did not recognize revenue related to these services during the three months ended September 30, 2022 or during the three and nine months ended September 30, 2021. The next potential milestone the Company is eligible to receive is $2.5 million upon dosing the fifth patient in a Phase 1 clinical trial by Asana BioSciences. While the first patient was dosed in April 2022, as of September 30, 2022, the Company considers this next milestone to be fully constrained as there is considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there is a high level of uncertainty in achieving this milestone, as the collaboration partner continues to evaluate its candidate in the Phase 1 trial. The Company reevaluates the probability of achievement of a milestone subject to constraint at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

	September 30, 2022
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$29,509	$29,509	$—	$—
Marketable securities
U.S. treasury securities	$101,118	$101,118	$—	$—
U.S. government agency securities	$4,926	$—	$4,926	$—
The money market funds noted above are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. There were no changes in valuation techniques or transfers between fair value measurement levels during the nine months ended September 30, 2022.
Marketable securities classified as Level 1 within the valuation hierarchy generally consists of U.S. treasury securities, as the fair value is readily determinable based on active daily markets for identical securities. Marketable securities classified as Level 2 within the valuation hierarchy generally consists of U.S. government agency securities, as the fair value is readily determinable based on active daily markets for similar securities and other observable inputs. The Company estimates the fair values of marketable securities by taking into consideration valuations obtained from third-party pricing sources.
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 7) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 7, Debt.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of September 30, 2022 and 2021.

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$177,947	$184,082	$255,094	$191,707
Restricted cash included in other assets, noncurrent	478	478	321	478
Total cash, cash equivalents and restricted cash per statement of cash flows	$178,425	$184,560	$255,415	$192,185
Marketable securities
The following table summarizes the Company's marketable securities held at September 30, 2022. The Company had no marketable securities as of December 31, 2021.

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$101,342	$4	$(228)	$101,118
U.S. government agency securities	$4,933	$—	$(7)	$4,926
All of the Company's marketable securities are due within one year or less. The Company did not realize any gains or losses recognized on the sale or maturity of marketable securities during the nine months ended September 30, 2022, and, as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.
As of September 30, 2022, the Company's debt security portfolio consisted of 23 securities that were in an unrealized loss position and had an aggregate fair value of $96.1 million. There were no securities in an unrealized loss position for greater than 12 months as of September 30, 2022. The unrealized losses on the Company's marketable securities were caused by market interest rate increases. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the nine months ended as of September 30, 2022.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
6. Accrued expenses
Accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Accrued manufacturing expenses	$13,230	$8,476
Accrued clinical expenses	10,972	7,879
Accrued research and non-clinical expenses	5,811	3,848
Accrued payroll and related expenses	9,083	7,319
Accrued professional fees	1,822	909
Accrued other	286	285
	$41,204	$28,716

7. Debt
On May 8, 2019, the Company entered into a loan and security agreement (the "Prior Credit Facility") with Silicon Valley Bank ("SVB"), which was subsequently amended on June 29, 2019, August 28, 2020, and August 27, 2021. Refer to Note 7, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding the Prior Credit Facility.
On October 29, 2021, the Company entered into a loan and security agreement (the "New Credit Facility") with SVB and Oxford Finance, LLC ("Oxford" and, together with SVB, the "Lenders"). Pursuant to the New Credit Facility, as amended, the Company can borrow term loans in an aggregate amount of $100.0 million, which includes (i) $60.0 million in up to three principal advances through December 31, 2022, (ii) an additional $20.0 million in one principal advance, if the Company reaches certain development milestone events through June 30, 2023, (iii) and an additional tranche of $20.0 million, subject to conditional approval from the Lenders. The New Credit Facility is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company drew $25.0 million upon execution of the New Credit Facility, of which $5.5 million of the proceeds was used to repay the existing balance under the Prior Credit Facility and satisfy its obligations to SVB. Upon entering into the New Credit Facility, the Company terminated all commitments by SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by the Company to SVB under the Prior Credit Facility.
Refer to Note 7, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding the New Credit Facility. As of September 30, 2022, the Company was in compliance with all covenants under the New Credit Facility. There are no events of default as of September 30, 2022.
Unamortized debt financing costs are recorded as a reduction of the carrying amount on the term loan and amortized as interest expense using the effective-interest method. Unamortized deferred financing costs of $0.1 million were recorded in other assets as of September 30, 2022 related to the Company's right to borrow additional amounts from the Lenders in the future and amortized to interest expense over the relevant draw period on a straight-line basis.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The following is a summary of obligations under the term loan as of September 30, 2022:

(in thousands)	September 30, 2022
Total debt	$25,000
Less: Current portion of long-term debt	—
Total debt, net of current portion	25,000
Debt financing costs, net of accretion	(345)
Accretion related to final payment	198
Long-term debt, net	$24,853
Interest expense related to the New Credit Facility for the three and nine months ended September 30, 2022 was $0.8 million and $2.3 million, respectively. The Company did not recognize any interest expense related to the New Credit Facility during the three or nine months ended September 30, 2021. Interest expense related to the Prior Credit Facility for the three and nine months ended September 30, 2021 was $0.1 million and $0.3 million, respectively. The Company did not recognize any interest expense related to the Prior Credit Facility during the three or nine months ended September 30, 2022.

8. Stockholders’ equity
Preferred stock
As of September 30, 2022, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
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
In February 2022, the Company established a new ATM equity offering program (the "2022 ATM"), pursuant to which it is able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the nine months ended September 30, 2022, the Company sold 12,717,288 shares of common stock and received net proceeds of $56.5 million under the 2022 ATM. As of September 30, 2022, approximately $42.4 million remained unsold and available for sale under the 2022 ATM.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of September 30, 2022, there were warrants to purchase 22,590 shares of common stock outstanding. During the nine months ended September 30, 2022, the Company issued 16,654 shares of common stock upon the exercise of warrants.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
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
As of September 30, 2022 and December 31, 2021, there were 12,418,052 and 9,199,512, respectively, shares of common stock reserved for the exercise of outstanding stock options, restricted stock units ("RSUs") and warrants.

	September 30, 2022	December 31, 2021
Stock options	10,524,780	8,342,429
Restricted stock units	1,870,682	817,609
Warrants	22,590	39,474
	12,418,052	9,199,512

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
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan initially, up to 2,255,000 shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2022, the number of shares of common stock issuable under the 2017 Plan was increased by 2,948,362 shares. As of September 30, 2022, there were 1,372,006 shares available for future issuance under the 2017 Plan. During the nine months ended September 30, 2022, the Company granted 3,532,433 RSUs and options to purchase shares of common stock to employees and non-employee directors under the 2017 Plan.
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
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the nine months ended September 30, 2022, the Company granted 612,450 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of September 30, 2022, there were 1,403,975 shares available for future issuance under the Inducement Plan.
As of September 30, 2022, there were 757,500 options to purchase shares of common stock outstanding which were granted as inducement awards prior to the establishment of the Inducement Plan.
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2022	8,342,429	$11.25
Granted	2,765,034	5.41
Exercised	(54,299)	3.81
Cancelled	(528,384)	13.33
Outstanding at September 30, 2022	10,524,780	$9.65
Vested and expected to vest at September 30, 2022	10,524,780	$9.65
Exercisable at September 30, 2022	5,339,351	$8.96
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $3.96 and $12.37 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $0.1 million and $3.9 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was $0.2 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Restricted stock units
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date.
A summary of the RSU activity is as follows:

Number of Shares
Unvested at January 1, 2022	817,609
Granted	1,379,849
Vested	(190,841)
Forfeited	(135,935)
Unvested at September 30, 2022	1,870,682
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
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock options	$3,901	$3,986	$11,952	$10,617
Restricted stock units	1,365	881	3,832	2,636
Employee stock purchase plan	109	61	424	296
Stock-based compensation expense included in total operating expenses	$5,375	$4,928	$16,208	$13,549
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$2,890	$2,607	$8,569	$7,410
General and administrative	2,485	2,321	7,639	6,139
Stock-based compensation expense included in total operating expenses	$5,375	$4,928	$16,208	$13,549

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of September 30, 2022, there was $34.5 million and $12.6 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 2.2 years and 2.8 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.9%	1.0%	2.0%	0.8%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.11	6.11	5.99	6.05
Expected stock price volatility	94%	82%	88%	83%
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
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the "2017 ESPP"). The Company issued 154,235 shares under the 2017 ESPP during the nine months ended September 30, 2022 and issued 36,198 shares under the 2017 ESPP during the nine months ended September 30, 2021. As of September 30, 2022, there were 412,330 shares available for issuance under the 2017 ESPP.

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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and Nine Months Ended September 30, 2022	Three and Nine Months Ended September 30, 2021
Stock options	10,524,780	8,215,549
Unvested restricted stock units	1,870,682	800,466
Warrants	22,590	39,474
	12,418,052	9,055,489
11. Commitments
License agreements
During the three months ended September 30, 2022 and the three and nine months ended September 30, 2021, the Company did not record research and development expense related to non-refundable license payments. During the nine months ended September 30, 2022, the Company recorded research and development expense related to non-refundable license payments of $1.5 million.
During the three and nine months ended September 30, 2022, the Company recorded research and development expense related to development milestones of $0.7 million related to development milestones associated with XMT-1660. During the three and nine months ended September 30, 2021, the Company recorded research and development expense of $1.2 million and $2.1 million, respectively, related to development milestones associated with UpRi.

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
We believe that our innovative platforms, including Dolaflexin and Dolasynthen, which deliver our proprietary auristatin DolaLock payload, as well as Immunosynthen, which delivers our propriety stimulator of interferon genes, or STING, agonist Immunolock payload, comprise a product engine that has enabled a robust discovery pipeline for us and our partners. Our ADCs in preclinical studies and clinical trials include first-in-class molecules that target multiple tumor types with high unmet medical need. Our belief is that our novel ADCs may have more favorable safety and efficacy compared to traditional ADCs developed using first-generation technology.
Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC technologies and the experience and competencies of our management team to identify, acquire and develop promising ADC product candidates and to commercialize cancer therapeutics that are improvements over existing treatments.

Upifitamab rilsodotin, or UpRi, our first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver approximately 10 DolaLock payload molecules per antibody. We believe the NaPi2b antigen is broadly expressed in ovarian cancer and other cancers with limited expression in healthy tissue. We are currently evaluating a 36 mg/m2 dose of UpRi every four weeks in platinum-resistant ovarian cancer in a single-arm registrational trial, which we refer to as UPLIFT. We completed enrollment of approximately 270 patients in UPLIFT in October 2022. The trial's primary endpoint is the objective response rate, or ORR, in the overall population, and secondary endpoints include the ORR in the overall population, as well as duration of objective response and incidence and severity of adverse events. While analysis of patient biopsies is ongoing, we have exceeded our minimum targeted number of NaPi2b positive patients necessary for the primary endpoint analysis. We expect to report top-line data from UPLIFT in mid-2023. If the data from UPLIFT is positive, we are targeting the submission of a potential biologics licensing application, or BLA, in platinum-resistant ovarian cancer to the U.S. Food and Drug Administration, or FDA, by the end of 2023.
We are also conducting a randomized, placebo-controlled Phase 3 clinical trial, referred to as UP-NEXT, to investigate a 30 mg/m2 dose of UpRi as a single-agent maintenance treatment in patients with recurrent platinum-sensitive ovarian cancer that have high NaPi2b expression. We believe the UP-NEXT trial, if successful, could serve as a post-approval confirmatory trial in the United States, support one or more applications for marketing approval outside of the United States, and support UpRi's expansion into earlier lines of therapy.
Additionally, we are conducting a Phase 1/2 combination trial, which we refer to as UPGRADE-A. In UPGRADE-A, we are exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of patients with platinum-sensitive ovarian cancer. We are currently conducting the dose escalation portion of UPGRADE-A. We expect to enter the dose expansion portion of UPGRADE-A in the first quarter of 2023 and to present data from the trial in the second half of 2023. We may explore other combinations as part of a series of UPGRADE trials in the future. Together, data from our trials of UpRi have the potential to establish the safety and efficacy of UpRi across a wide range of ovarian cancer patients, from those who are platinum-resistant and heavily pre-treated to those in earlier lines of treatment for the disease.
The second product candidate we are developing is XMT-1660, a B7-H4-directed Dolasynthen ADC with a precise, target-optimized drug-to-antibody ratio, or DAR, of six and our clinically validated DolaLock microtubule inhibitor payload with controlled bystander effect. B7-H4 is overexpressed in a range of cancers, including breast, endometrial and ovarian cancers. In preclinical studies, XMT-1660 demonstrated robust anti-tumor activity after a single dose in multiple patient-derived tumor xenografts.
We are enrolling patients in a Phase 1 clinical trial investigating the safety, tolerability and anti-tumor activity of XMT-1660 in patients with solid tumors, including breast, endometrial and ovarian cancers. The initial dose escalation portion of this trial will evaluate the safety and tolerability of XMT-1660 as a single agent. The dose expansion portion of the trial will evaluate the safety, tolerability and efficacy of XMT-1660 as a single agent with primary efficacy-related endpoints of investigator-assessed objective response rate and duration of response.
The third product candidate we are advancing into clinical development is XMT-2056, an Immunosynthen STING-agonist ADC (DAR 8) that targets a novel human epidermal growth factor receptor 2, or HER2, epitope. In preclinical models, XMT-2056 demonstrated robust anti-tumor activity as a monotherapy in both HER2-high and HER2-low expressing models, and enhanced efficacy has been shown when used in combination with multiple approved agents, including trastuzumab, pertuzumab, anti-PD-1, or trastuzumab deruxtecan. Preclinical data also suggest that XMT-2056 has the potential to enable immunological memory for prolonged anti-tumor activity. The FDA has cleared our IND application related to XMT-2056, and we expect to initiate a Phase 1 clinical trial of XMT-2056 in HER2-expressing tumors such as breast cancer, gastric cancer, and non-small cell lung cancer, or NSCLC, in the fourth quarter of 2022.
We also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, that leverage our Immunosynthen platform and target tumor-associated antigens.

In May 2022, we made the decision to discontinue the development of XMT-1592, a Dolasynthen ADC that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and NSCLC, and to close this company-sponsored trial, which process was completed in September 2022.
We have entered into a global collaboration providing GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, an exclusive option to co-develop and commercialize XMT-2056. In addition, we have established strategic research and development partnerships with Janssen Biotech, Inc., or Janssen, and Merck KGaA for the development and commercialization of additional ADC product candidates leveraging our proprietary Dolasynthen and Dolaflexin platforms, respectively, against a limited number of targets selected by our partners. We believe the potential of our ADC product candidates and technologies, supported by our scientific and technical expertise and enabled by our intellectual property strategy, all support our independent and collaborative efforts to discover and develop life-changing ADCs for patients fighting cancer.
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
Since inception, we have incurred significant cumulative operating losses. For the nine months ended September 30, 2022, the net loss was $159.3 million, compared to $121.1 million in the nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $609.8 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for UpRi, XMT-1660 and XMT-2056;
•prepare for a potential BLA submission for UpRi by the end of 2023;
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
The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. While the pandemic did not materially affect our financial results and business operations in the third quarter ended September 30, 2022, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. Management continues to actively monitor the situation and the possible effects on our financial condition, operations, suppliers, vendors, our workforce and the overall industry. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see Part II, Item 1A. Risk Factors below.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from the sale of products. All of our revenue has been generated from strategic partnerships.
In August 2022, we entered into an agreement with GSK, or the GSK Agreement, to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further development and commercialization of Licensed Products. During the three and nine months ended September 30, 2022, we recognized $0.7 million of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into an agreement with Janssen, or the Janssen Agreement, for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. Janssen is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities. Janssen has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three and nine months ended September 30, 2022, we recognized $4.9 million and $10.9 million, respectively, of collaboration revenue related to the Janssen Agreement.
In June 2014, we entered into an agreement with Merck KGaA, or the Merck KGaA Agreement, for the development and commercialization of ADC product candidates utilizing Fleximer for up to six target antigens. Merck KGaA is responsible for generating antibodies against the target antigens and we are responsible for generating Fleximer and our proprietary payloads and conjugating this to the antibody to create the ADC product candidates. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In May 2018, we entered into a supply agreement with Merck KGaA for the supply of materials that could be used for investigational new drug, or IND, -enabling studies and clinical trials. For each of the three and nine months ended September 30, 2022 and 2021, we recognized an immaterial amount of revenue related to the Merck KGaA Agreements.
During the nine months ended September 30, 2022, we recognized $0.3 million of revenue related to services provided to Asana BioSciences, LLC, or Asana Biosciences. We did not recognize revenue related to Asana

Biosciences during the three months ended September 30, 2022 or during the three and nine months ended September 30, 2021.
For the foreseeable future, we expect substantially all of our revenue to be generated from our collaboration agreements with GSK, Janssen, Merck KGaA and Asana BioSciences. Given the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments or any royalty payments under these collaborations.
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

We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. In light of our decision to discontinue further clinical development of XMT-1592 in the second quarter of 2022, all costs associated with our Dolasynthen platform have been re-allocated to XMT-1660, which is now our lead Dolasynthen-based product candidate. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our product candidates XMT-2068 and XMT-2175 and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the three and nine month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
UpRi external costs	$23,999	$14,688	$48,023	$34,736
XMT-1592 external costs	409	2,905	3,198	7,049
XMT-1660 external costs	4,158	—	10,879	—
XMT-2056 external costs	2,334	—	2,334	—
Preclinical and discovery costs	2,040	5,220	13,265	17,079
Internal research and development costs	17,699	12,462	49,977	35,781
Total research and development costs	$50,639	$35,275	$127,676	$94,645
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
Results of Operations
Comparison of the three months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the changes in those items:

	Three Months Ended September 30,		Dollar Change
(in thousands)	2022	2021
Collaboration revenue	$5,573	$11	$5,562
Operating expenses:
Research and development	50,639	35,275	15,364
General and administrative	14,573	10,124	4,449
Total operating expenses	65,212	45,399	19,813
Other income (expense):
Interest income	708	15	693
Interest expense	(880)	(98)	(782)
Total other income (expense), net	(172)	(83)	(89)
Net loss	$(59,811)	$(45,471)	$(14,340)
Collaboration Revenue
Collaboration revenue increased by $5.6 million during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021, primarily due to $4.9 million of collaboration revenue recognized under the Janssen Agreement.
Research and Development Expense
Research and development expense increased by $15.4 million, from $35.3 million for the three months ended September 30, 2021 to $50.6 million for the three months ended September 30, 2022.

The increase in research and development expense was primarily attributable to the following:
•an increase of $9.4 million related to manufacturing and clinical development activities for UpRi;
•an increase of $4.2 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities;
•an increase of $1.1 million related to manufacturing and development activities for XMT-2056;
•an increase of $1.0 million related to consulting and professional fees; and
•an increase of $0.7 million related to clinical development activities for XMT-1660.
These increased costs were partially offset by a decrease of $1.4 million related to manufacturing activities for XMT-1660.
Stock-based compensation expense included in research and development expenses increased by $0.3 million, primarily as a result of increased headcount.
General and Administrative Expense
General and administrative expense increased by $4.4 million from $10.1 million during the three months ended September 30, 2021 to $14.6 million during the three months ended September 30, 2022. The increase in general and administrative expense was primarily attributable to an increase of $2.7 million related to consulting and professional fees and an increase of $1.6 million related to employee compensation (excluding stock-based compensation), related to an increase in headcount. Stock-based compensation increased $0.2 million also primarily as a result of increased headcount.
Total Other Income (Expense), net
Total other income (expense), net was ($0.2) million and ($0.1) million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to interest expense related to borrowings under the New Credit Facility, as defined below.

Comparison of the nine months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Dollar Change
(in thousands)	2022	2021
Collaboration revenue	$11,893	$32	$11,861
Operating expenses:
Research and development	127,676	94,645	33,031
General and administrative	42,158	26,214	15,944
Total operating expenses	169,834	120,859	48,975
Other income (expense):
Interest income	1,017	36	981
Interest expense	(2,364)	(286)	(2,078)
Total other income (expense), net	(1,347)	(250)	(1,097)
Net income (loss)	$(159,288)	$(121,077)	$(38,211)
Collaboration Revenue
Collaboration revenue increased by $11.9 million during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021, primarily due to $10.9 million of collaboration revenue recognized under the Janssen Agreement.
Research and Development Expense
Research and development expense increased by $33.0 million, from $94.6 million for the nine months ended September 30, 2021 to $127.7 million for the nine months ended September 30, 2022.
The increase in research and development expense was primarily attributable to the following:
•an increase of $14.3 million related to manufacturing and clinical development activities for UpRi;
•an increase of $10.6 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities;
•an increase of $2.5 million related to manufacturing and development activities for XMT-2056;
•an increase of $1.9 million related to clinical development activities for XMT-1660;
•an increase of $1.7 million related to manufacturing activities for XMT-1660 and the Dolasynthen platform; and
•an increase of $0.9 million related to consulting and professional fees.
Stock-based compensation expense included in research and development expenses increased by $1.2 million, primarily as a result of increased headcount.

General and Administrative Expense
General and administrative expense increased by $15.9 million from $26.2 million during the nine months ended September 30, 2021 to $42.2 million during the nine months ended September 30, 2022. The increase in general and administrative expense was primarily attributable to an increase of $9.1 million related to consulting and professional fees and an increase of $5.3 million related to employee compensation (excluding stock-based compensation), related to an increase in headcount. Stock-based compensation increased $1.5 million also primarily as a result of increased headcount.
Total Other Income (Expense), net
Total other income (expense), net was ($1.3) million and ($0.3) million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to interest expense related to borrowings under the New Credit Facility.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic partnerships, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs.
In May 2020, we established an ATM equity offering program, the 2020 ATM, pursuant to which we were able to offer and sell up to $100.0 million of our common stock from time to time at prevailing market prices. During the year ended December 31, 2021, we sold approximately 4.0 million shares of common stock under the 2020 ATM, resulting in net proceeds of $43.1 million. During the nine months ended September 30, 2022, we sold approximately 11.7 million shares of common stock under the 2020 ATM, resulting in net proceeds of $54.8 million. As of September 30, 2022, there are no amounts remaining unsold and available for sale under the 2020 ATM.
In February 2022, we entered into a new common stock sales agreement with Cowen and Company, LLC, or Cowen, under which we are able to offer and sell up to $100.0 million of our common stock from time to time at prevailing market prices through Cowen, or the 2022 ATM. During the nine months ended September 30, 2022, we sold approximately 12.7 million shares of common stock under the 2022 ATM, resulting in net proceeds of $56.5 million. Approximately $42.4 million remained unsold and available for sale under the 2022 ATM as of September 30, 2022.
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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $290.1 million. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreements with GSK, Janssen, Merck KGaA and Asana Biosciences. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$1,866	$(97,588)
Net cash used in investing activities	(107,290)	(493)
Net cash provided by financing activities	111,559	34,851
Increase (decrease) in cash, cash equivalents and restricted cash	$6,135	$(63,230)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2022 and primarily consisted of a net loss of $159.3 million adjusted for changes in our net working capital and $128.4 million in deferred revenue related to the GSK Agreement and Janssen Agreement, and other non-cash items including stock-based compensation of $16.2 million and depreciation of $0.6 million. Net cash used in operating activities was $97.6 million for the nine months ended September 30, 2021 and primarily consisted of a net loss of $121.1 million adjusted for changes in our net working capital and other non-cash items including stock-based compensation of $13.5 million and depreciation of $0.6 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $107.3 million during the nine months ended September 30, 2022 as compared to $0.5 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities. During the nine months ended September 30, 2021, net cash used in investing activities consisted of purchases of equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $111.6 million during the nine months ended September 30, 2022 as compared to $34.9 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, net cash provided by financing activities consisted primarily of proceeds from the use of our 2020 ATM and 2022 ATM of $111.0 million. During the nine months ended September 30, 2021, net cash provided by financing activities consisted primarily of proceeds from the use of our 2020 ATM of $33.3 million and from the exercise of stock options of $1.5 million, offset by $0.3 million from the payment of employee tax obligations related to vesting of restricted stock units.
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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $290.1 million. In addition, we currently have the option to borrow $35 million under the New Credit Facility. We believe our currently available funds will be sufficient to fund our current operating plan commitments into the first half of 2024. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. We currently have access to the New Credit Facility, as described above, along with funds to potentially be earned in connection with our agreements with GSK, Janssen, Merck KGaA and Asana BioSciences, if research and development activities are successful under those agreements. Future additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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
The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of September 30, 2022, there was $25.0 million outstanding under the New Credit Facility, and a potential change in the associated interest rates would be immaterial to the results of our operations.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates, or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other product candidates in our pipeline. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for our product candidates. For example, patients in our ongoing clinical trials of UpRi have experienced serious adverse events, or SAEs, including, without limitation, death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis and pyrexia. We expect that certain patients in ongoing and future clinical trials will experience additional SAEs, including those that may result in death, as our product candidates progress through clinical development.

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
UpRi and XMT-1660 are currently our only product candidates in clinical trials, and we expect to initiate a clinical trial of XMT-2056. While we have certain other preclinical programs in development, it will take additional investment and time, and regulatory clearance, for such programs to reach the clinical stage of development. In addition, we have other product candidates in our current pipeline that are based on the same platforms as UpRi, , XMT-1660 and XMT-2056. If a product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of UpRi, XMT-1660, XMT-2056 or any other current or future product candidate, or if UpRi, XMT-1660 or XMT-2056 or any other current or future product candidate were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.
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
At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of our lead product candidate, UpRi, and a limited number of other product candidates, including XMT-1660 and XMT-2056 and historically including XMT-1592. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. For example, in May 2022, we decided to discontinue development of XMT-1592 based in part on the lower prevalence of the NaPi2b biomarker in non-small cell lung cancer and the increasingly competitive nature of such indication. We may also cease developing a product candidate for a particular indication. For example, in November 2021, we determined to cease developing UpRi as a single agent in patients with non-small cell lung cancer, or NSCLC, and determined to focus development on patients with ovarian cancer. As a result, we may have missed an opportunity to have allocated the resources originally used to develop UpRi as a single agent in patients with NSCLC and to develop XMT-1592 to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.
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
We have incurred net losses since our inception. Our net loss was $59.8 million and $159.3 million, respectively, for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $609.8 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
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
We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for our lead product candidate, UpRi, and XMT-1660 and prepare to initiate a planned clinical trial for XMT-2056;
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
In October 2021, we entered into a Loan and Security Agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, and SVB as a lender, together, the Lenders. Pursuant to the New Credit Facility, as amended to date, we may borrow up to an aggregate of $100 million, which includes $60 million available in up to three principal advances through December 31, 2022, $20 million in a tranche that is subject to meeting certain development milestones, and an additional tranche of $20 million, which is subject to conditional approval from the Lenders. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds from intellectual property), and a negative pledge on intellectual property.
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
Our cash, cash equivalents and marketable securities were 290.1 million as of September 30, 2022. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing UpRi, XMT-1660, XMT-2056 and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for UpRi or any other current or future product candidates, including delays in enrollment of patients. We also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities.
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
We currently have the option to borrow $35 million under the New Credit Facility. We believe that our current cash, cash equivalents and marketable securities plus the available borrowings under the New Credit Facility will be sufficient to fund our current operating plan commitments into the first half of 2024. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to borrow funds under the New Credit Facility is subject to us complying with the applicable covenants at the time we request a drawdown. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.
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
The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current good manufacturing practices. We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. In the event that any of our manufacturers fails to comply with regulatory requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.
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
We designed the ongoing and planned clinical trials for UpRi, XMT-1660 and XMT-2056, as well as the trial for XMT-1592 that closed in September 2022, and we intend to design any future clinical trials for any future unpartnered product candidates that we may develop if preclinical studies are successful. However, we rely on CROs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, investigators and other third parties are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with current good laboratory practices or current good clinical practices, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
Our partners may terminate their agreements with us for cause under certain circumstances or at will in certain cases and discontinue use of our technologies. In addition, we cannot control the amount and timing of resources our partners may devote to products utilizing or incorporating our technology. Moreover, our relationships with our partners may divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our partners may fail to perform their obligations under the collaboration agreements or may not perform their obligations in a timely manner. If conflicts arise between our partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. If any of our partners terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, or if GSK ultimately decides not to exercise its option for a license to co-develop and commercialize XMT-2056, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. Furthermore, if our partners do not prioritize and commit sufficient resources to programs associated with our product candidates or collaboration product candidates, we or our partners may be unable to commercialize these product candidates, which would limit our ability to generate revenue and become profitable.
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
The precise incidence and prevalence of ovarian cancer with NaPi2b expression are unknown. Our projections of both the number of people who have this disease, as well as the subset of people with ovarian cancer who have the potential to benefit from treatment with UpRi, are based on estimates. The total addressable market opportunity for UpRi for the treatment of ovarian cancer with NaPi2b expression will ultimately depend upon, among other things, the diagnosis criteria included in the final label for UpRi, if UpRi is approved for sale for this indication, acceptance by the medical community, the approval and availability of a commercial diagnostic assay to identify patients with NaPi2b positive ovarian cancer, and patient access, drug pricing and reimbursement. The number of patients who can be treated with UpRi or any of our other current or future product candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, we may face increasing difficulties in identifying or gaining access to new patients, or diagnostic assays to help identify patients may not be available , all of which would adversely affect our results of operations and our business.
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
We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including but not limited to Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Gilead Sciences, Inc. (Immunomedics), Pfizer AG and SeaGen Inc. These companies or their partners, including Astellas Pharma Inc., AstraZeneca plc, AbbVie Inc., Genentech (a member of the Roche Group) and Takeda Pharmaceuticals, Inc., or Takeda, may develop product candidates which compete in the same indications as our current and future product candidates. Multiple companies are also developing immune stimulating ADCs that could compete with our Immunosynthen products, including Bolt Biotherapeutics, Inc. and Takeda. We expect to compete on improved efficacy, safety and tolerability compared to other product candidates, and if our products are not demonstrably superior in these respects compared to other approved therapeutics, we may not be able to compete effectively. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware.
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

Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our platforms and our product candidates, including UpRi, XMT-1660 and XMT-2056. The patent position of biopharmaceutical companies is generally uncertain because it involves complex legal and factual considerations and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights is highly uncertain. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The patent prosecution process is expensive, complex and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents.
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
Issued patents covering UpRi, XMT-1660, XMT-2056 and any other current or future ADC product candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering UpRi, XMT-1660, XMT-2056 or any other current or future product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Any such loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
In addition, our existing licenses and collaboration agreements, including our license with Recepta Biopharma S.A., or Recepta, for intellectual property covering the NaPi2b antibody in UpRi, and our license with Synaffix B.V., or Synaffix, for intellectual property covering components included in the Dolasynthen platform, impose, and any future licenses, collaborations or other agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, including, in the case of our agreement with Recepta, the license for the rights covering the NaPi2b antibody in UpRi and, in the case of our agreement with Synaffix, the license for the rights covering components in the Dolasynthen platform. Any of the foregoing could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreements, including:
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
The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The FDA has granted Fast Track designation for UpRi for the treatment of patients with platinum-resistant high-grade serous ovarian cancer who have received up to three prior lines of systemic therapy or patients who have received four prior lines of systemic therapy regardless of platinum status, and the FDA has granted Fast Track designation for XMT-1660 for the treatment of adult patients with advanced or metastatic triple-negative breast cancer.
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
We have received an orphan drug designation for XMT-2056, but we may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA or EMA from approving other competing products.
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
In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA issued final guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. In May 2022, the FDA granted orphan drug designation to XMT-2056 for the treatment of patients with gastric cancer.

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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” The court concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed under January 1, 2026, by the Infrastructure Investment and Jobs Act.
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
Our stock price has been and may continue to be volatile. During the period from November 4, 2019 to November 4, 2022, the closing price of our common stock ranged from a high of $27.59 per share to a low of $1.78 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Fifth Amended and Restated Certificate of Incorporation, as amended, as of June 9, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 10, 2022).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017).
10.1*	Collaboration, Option and License Agreement, dated August 6, 2022, between the Company and GlaxoSmithKline Intellectual Property (No. 4) Limited
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
*Pursuant to Item 601(b)(10(iv) of Regulation S-K, certain portions of this exhibit (marked by [**]) have been omitted because the identified information is not material and is the type of information that the registrant treats as private or confidential.
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

Mersana Therapeutics, Inc.

Dated: November 7, 2022	By:	/s/ Anna Protopapas
Anna Protopapas President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: November 7, 2022	By:	/s/ Brian DeSchuytner
Brian DeSchuytner SVP, Chief Financial Officer (Principal Financial Officer)