Form 10-K
period 2022-12-31
Mersana Therapeutics, Inc.
filed 2023-02-28
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.              ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).            Yes  ☐  No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $403,311,770, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.
As of February 24, 2023, the registrant had 108,026,074 shares of common stock outstanding at a par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that will be filed for the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

REFERENCES TO MERSANA

Throughout this Annual Report on Form 10-K, the “Company,” “Mersana,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Mersana Therapeutics, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Mersana Therapeutics, Inc.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
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
These forward-looking statements include, among other things, statements about:
•the initiation, cost, timing, progress and results of our current and future research and development activities, preclinical studies and clinical trials, including the expected timing of reporting of data from our ongoing clinical trials;
•the adequacy of our inventory of upifitamab rilsodotin, or UpRi, XMT-1660, XMT-2056 and our other product candidates to support our ongoing and planned clinical trials, as well as the outcome of planned manufacturing runs;
•the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•unmet needs of patients with ovarian cancer, breast cancer and other cancer indications;
•our ability to quickly and efficiently identify and develop additional product candidates;
•our ability to advance any product candidate into, and successfully complete, clinical trials;
•our intellectual property position, including with respect to our trade secrets;
•the potential benefits of strategic collaborations and our ability to enter into selective strategic collaborations;
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

RISK FACTOR SUMMARY

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
•We only have a limited number of product candidates being evaluated in clinical trials. A failure of any of our current or future product candidates in clinical development could adversely affect our business and may require us to discontinue development of other product candidates based on the same technology.
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
•Unfavorable global economic or geopolitical conditions could adversely affect our business, financial condition or results of operations.
INDUSTRY DATA
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

NOTE REGARDING TRADEMARKS
We own various trademark registrations and applications, and unregistered trademarks, including our name and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this report may be referred to without the ®,™ or © symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies' trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I
ITEM 1.    BUSINESS
Overview
We are a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged over 20 years of industry learning in the ADC field to develop three proprietary and differentiated platforms that enable us to develop ADCs designed to have improved efficacy, safety and tolerability relative to existing ADCs and other approved therapies.

We believe that our innovative platforms and our proprietary payloads together enable a robust discovery pipeline for us and our collaborators. Our investments in our novel and proprietary auristatin DolaLock payload, as well as our novel and proprietary STING (stimulator of interferon genes) agonist ImmunoLock payload, together with the good manufacturing practices supply chain established for our Dolaflexin, Dolasynthen and Immunosynthen platforms, enable our ability to apply these platforms to new and different targets and antibodies to create new product candidates. We call this our product engine. Our ADCs in preclinical studies and clinical trials include first-in-class molecules that target multiple tumor types with high unmet medical need.

We have assembled a management team with extensive and relevant experience, including specific ADC experience, from prior work at leading pharmaceutical companies such as Bayer AG; Bristol Myers Squibb, or BMS; Centocor Inc.; Constellation Pharmaceuticals, Inc.; Cubist Pharmaceuticals, Inc.; GlaxoSmithKline plc; Millennium Pharmaceuticals, Inc.; Momenta Pharmaceuticals, Inc.; Sanofi S.A.; Sunovion Pharmaceuticals Inc.; Takeda Pharmaceuticals, Inc., or Takeda; Tesaro, Inc. and Vertex Pharmaceuticals Inc. We are supported by our board of directors and scientific advisory board, who offer complementary experience in drug discovery, development and commercialization, business development and public company management. We believe that our highly differentiated platforms, together with the team we have assembled, position us well to discover and develop life-changing ADCs for patients fighting cancer.
Strategy
Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC platforms and the experience and competencies of our management team to discover and develop promising ADC product candidates and to commercialize cancer therapeutics that address unmet medical needs or provide significant benefit to patients. We believe that executing against the following strategic objectives will help us achieve our goal:

•Build UpRi (upifitamab rilsodotin) into a Foundational Medicine in Ovarian Cancer. Our lead product candidate, upifitamab rilsodotin, which we refer to as UpRi, is a first-in-class Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and other cancers. We are currently evaluating UpRi in patients with platinum-resistant ovarian cancer in a single-arm registrational trial, which we refer to as UPLIFT, for which we completed enrollment of approximately 270 patients in October 2022. We expect to report top-line data from UPLIFT in mid-2023 following the major oncology conferences scheduled for June, and, if the data are positive, to submit a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, under the accelerated approval pathway around the end of 2023. We also initiated screening of patients in UP-NEXT, our Phase 3 clinical trial of UpRi as monotherapy maintenance treatment following treatment with platinum doublets in recurrent platinum-sensitive ovarian cancer, in the third quarter of 2022, and we continue to enroll patients in this trial. If data from the trial are positive, we believe UP-NEXT could serve as a post-approval confirmatory trial in the United States, support potential approvals outside of the United States and support UpRi’s expansion into earlier lines of therapy. Additionally, we are also conducting a Phase 1 combination trial, which we refer to as UPGRADE-A, exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer. We have completed the dose escalation portion of UPGRADE-A, initiated the dose expansion portion of UPGRADE-A in January 2023, and expect to present interim data from the trial in the second half of 2023. We may explore UpRi in combination with other therapies in a series of UPGRADE trials. Together, we believe that data from all of our clinical trials of UpRi have the potential to establish the safety and efficacy of UpRi across a wide range of ovarian cancer patients, from those who are platinum-resistant and heavily pre-treated to those in earlier lines of treatment for the disease. The European Commission granted orphan medicinal product designation to UpRi for the treatment of ovarian cancer in December 2022.

•Build Out Our Pipeline of Highly Impactful Cancer Medicines. We are investigating two additional ADC product candidates, XMT-1660 and XMT-2056, in Phase 1 clinical trials. XMT-1660 is a B7-H4-directed Dolasynthen ADC designed with a precise, target-optimized drug-to-antibody ratio, or DAR, of 6 and our DolaLock microtubule inhibitor payload with controlled bystander effect. We are currently enrolling patients in our multicenter Phase 1 trial investigating the safety, tolerability and anti-tumor activity of XMT-1660 in patients with breast, endometrial and ovarian cancers, and began dosing patients in August 2022. We expect to complete the dose escalation portion of this trial in 2023. The FDA has granted Fast Track designation to XMT-1660 for the treatment of adult patients with advanced or metastatic triple-negative breast cancer. XMT-2056 is a systemically administered Immunosynthen STING agonist ADC (DAR 8) that is designed to target a novel epitope of human epidermal growth factor receptor 2, or HER2, distinct from that targeted by either trastuzumab or pertuzumab, and to locally activate STING signaling in both tumor-resident immune cells and in tumor cells, providing the potential to treat patients with HER2-high or -low tumors as monotherapy and in combination with standard-of-care agents. We initiated a multicenter Phase 1 open-label trial of XMT-2056 in previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers, in January 2023. The FDA granted orphan drug designation to XMT-2056 for the treatment of gastric cancer in May 2022.

•Build Innovation and Scientific Leadership in ADCs. We believe we are establishing a leading position in the field of ADCs by leveraging our existing platforms, Dolaflexin, Dolasynthen and Immunosynthen, and continuing to advance new innovations. Additionally, we are discovering new product candidates for ourselves and for collaborators that we believe hold the potential to be first- and best-in-class medicines for patients with cancer in areas of high unmet medical need. XMT-2068 and XMT-2175 are among our preclinical candidates that leverage our Immunosynthen platform.

•Build Relationships with Strategic Collaborators. We aim to leverage our technical expertise and experience with respect to our innovative and diversified platforms, to attract and cultivate strategic collaborations that facilitate our ability to bring differentiated product candidates to patients. We have established strategic research and development collaborations with Janssen Biotech, Inc., or Janssen, and Merck KGaA, Darmstadt, Germany, or Merck KGaA, and its affiliate Ares Trading S.A., or MRKDG, for the development and commercialization of additional ADC product candidates leveraging our proprietary Dolasynthen, Dolaflexin and Immunosynthen platform technologies against a limited number of targets selected by our collaborators. We have also granted GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, an exclusive option for an exclusive global license to co-develop and commercialize XMT-2056. We believe the potential of our ADC technologies, supported by our scientific and technical expertise and enabled by our intellectual property strategy, all support our independent and collaborative efforts to discover and develop life-changing ADCs for patients fighting cancer.

•Build Mersana with Top Talent. We aim to attract and retain talented team members with deep experience in drug discovery, development, manufacturing, and commercialization as well as in general business and administration. Our team is driven by a shared passion to advance therapies that can make a significant difference in the lives of cancer patients. We will continue to cultivate the collaborative and passionate workplace culture and diverse workforce that has allowed us to advance this mission.

Our current pipeline is summarized in the chart below:
ADC Background

ADCs are a validated therapeutic modality in oncology with 11 products currently approved for use by the FDA, and over 100 being tested in clinical trials. We believe that the field has not yet realized its full potential due to the limitations of first-generation ADCs and a scarcity of clinically meaningful platform innovation.

First-generation ADCs were developed to deliver cytotoxic therapy specifically to neoplastic cells while sparing normal tissue. A cytotoxic ADC consists of three components: the antibody, the cytotoxic payload, and a linker to join the two. The antibody portion of the ADC achieves specific targeting by binding to an antigen that ideally has high expression on the surface of the tumor cells and low expression in healthy tissues. Once the antibody binds to the target, the ADC enters the cell, and the payload is typically released, killing the cell.

The payload, the DAR, the linker, and conjugation site of the linker with the antibody all can influence the overall efficacy and tolerability of ADCs. There has been limited innovation in these ADC components since the development of first-generation ADC platforms. We believe optimizing an ADC requires developing payload(s) with optimal properties, varying DAR for a specific target, and optimizing the conjugation site, all of which can contribute to the overall drug-like properties. We believe that our proprietary platforms improve upon first-generation ADC approaches in these aspects and have the potential to advance the field and improve patient outcomes.

Our Technologies and Platforms
We believe the development of ADCs is not a one-size-fits-all approach. In fact, a number of diverse factors impact the properties of an ADC, including payload, DAR, site of conjugation and homogeneity. For each target antigen, there may be an optimal combination of these factors. Our novel and highly differentiated platforms are designed to allow us to optimize these properties for a given target and develop ADCs that are designed to best address patient needs.
DolaLock Payload

We refer to the cytotoxic payload we use with our Dolaflexin and Dolasynthen platforms as our DolaLock payload. Our DolaLock payload is a highly potent, proprietary auristatin anti-tubulin agent selectively toxic to rapidly dividing cells. The DolaLock payload has been shown in in vitro and in vivo preclinical studies to control the bystander effect by locking the cytotoxic drug inside cells after allowing a short period of antigen-independent diffusion throughout the tumor. As the drug diffuses through neighboring cells, the DolaLock payload is metabolized to a form that is still highly potent but is designed to no longer be able to cross the cell membrane. We believe this “controlled bystander effect” may allow for enhanced safety and efficacy.

A common mechanism of resistance in cancer is the up-regulation of multi-drug resistance, or MDR, pumps, such as P-glycoproteins, or PgPs, which can actively pump drugs out of cancer cells to help them survive. Once metabolized, our DolaLock payload is not a substrate for PgPs, thereby avoiding this resistance mechanism. Our DolaLock payload, with its controlled bystander effect, is designed to enable the creation of ADCs that have the potential of being highly potent, well-tolerated and specifically targeted cancer therapies.

In addition, our proprietary auristatin payload has also been shown in preclinical studies to cause immunogenic cell death and to stimulate the immune system through dendritic cell activation. Because of this, we have observed synergy with immuno-oncology agents such as PD-1 inhibitors in preclinical models.
Dolaflexin Platform

The Dolaflexin platform was designed to increase the efficacy, safety and tolerability of ADCs. Dolaflexin utilizes our proprietary Fleximer polymer, a biodegradable, highly biocompatible, water-soluble polymer that is able to carry multiple payloads. Instead of direct conjugation to an antibody, payloads are attached through an optimized, cleavable linker to the Fleximer scaffold, which is then conjugated to the antibody through a non-cleavable linker. Our Fleximer polymer allows for an increased number of payloads carried by each ADC as compared to other ADC therapies and has demonstrated dramatically improved drug solubility and pharmacokinetics with higher DAR.
As a result, we believe Dolaflexin has the potential to offer the following benefits relative to first-generation ADCs:

•Proprietary DolaLock Payload: Dolaflexin is loaded with our proprietary auristatin cytotoxic drug, which is a highly potent anti-tubulin agent that is selectively toxic to rapidly dividing cells and has a controlled bystander effect.

•Higher Drug-to-Antibody Ratio: Historically, ADCs typically have been limited to a DAR of 3-4. The Dolaflexin platform can deliver ADCs with DAR of approximately 10, which has enabled ADCs created using this platform to demonstrate greater preclinical efficacy while also maintaining pharmacokinetics and drug-like properties.

•Expanded Range of Addressable Tumor Targets: The higher DAR enabled by Dolaflexin results in a higher amount of cytotoxic drug released into the tumor cell for every ADC that is internalized. As a result, we believe that Dolaflexin ADCs may demonstrate efficacy against tumor targets with lower levels of antigen expression that traditional ADCs have been unable to address.

We believe Dolaflexin’s advantageous characteristics provide a substantial opportunity to address a broader range of cancers than first generation ADC-based approaches. Our lead clinical candidate, UpRi, is a Dolaflexin ADC that targets NaPi2b. We are currently evaluating UpRi in the UPLIFT, UP-NEXT and UPGRADE-A clinical trials.
Dolasynthen Platform

The Dolasynthen platform enables an iterative approach to designing customized ADCs for a given target while retaining the use of our proprietary DolaLock payload for a controlled bystander effect. Dolasynthen ADCs consist of a proprietary synthetic scaffold carrying an exact number of DolaLock payloads for precise control of DAR. The Dolasynthen scaffold is then bioconjugated to the antibody in a site-specific manner. The Dolasynthen scaffold has been precisely designed to provide optimal water solubility, charge balance, linker stability and DAR, which together offer an opportunity for our ADCs to have superior physicochemical and pharmacokinetic properties relative to other ADC therapies.

We believe Dolasynthen ADCs have broad therapeutic potential as cancer therapies, and our preclinical data demonstrate the ability of the Dolasynthen platform to generate and identify the optimal ADC for a given target and antibody.

We believe that Dolasynthen offers the benefits of Dolaflexin, including the proprietary DolaLock payload, while also providing the following potential additional benefits relative to traditional ADC platforms:

•Precise Control of DAR: The optimal DAR may vary between different targets and antibodies. Dolasynthen uses a proprietary scaffold that allows for precise DARs between two and 24, enabling optimization of the DAR for specific antigens and antibodies.

•Site-Specific Bioconjugation: The site of scaffold bioconjugation to an antibody impacts the overall properties of that ADC. Dolasynthen enables site-specific bioconjugation, allowing further ADC optimization.

•Homogenous ADC Development: The DAR and antibody bioconjugation is consistent for each ADC developed with the Dolasynthen platform, allowing for consistent and precise drug delivery to targeted cancer cells. We believe this homogeneity may allow for enhanced safety, tolerability and efficacy.

•Increased Hydrophilicity: The precise optimization of the hydrophilic moiety on Dolasynthen ADCs allows for increased aqueous solubility and enhanced pharmacokinetic properties.

We are currently conducting a Phase 1 clinical trial of XMT-1660, our B7-H4-targeted Dolasynthen ADC.

ImmunoLock Payload

We refer to the STING agonist that is used as the payload with our Immunosynthen platform as our ImmunoLock Payload. It was designed to have very low cell permeability in order to control delivery and localization of its innate immune-activating effect. STING is a well-studied innate immune pathway capable of inducing anti-tumor immune activity. Our preclinical data show that the anti-tumor activity of Immunosynthen ADCs carrying the ImmunoLock payload is driven by the targeted activation of the STING pathway in tumor-resident immune cells and in tumor cells, in a target-dependent manner. STING pathway activation in both cell types within the tumor provides the potential for enhanced anti-tumor activity with a STING-agonist ADC compared to other innate immune approaches, such as toll-like receptor, or TLR, agonists, that activate only the immune cells and are not capable of activating the tumor cells.

Immunosynthen Platform

Immunosynthen is our novel immunostimulatory ADC platform designed to take ADCs beyond the delivery of traditional cytotoxic payloads by enabling the targeted stimulation of the innate immune system. Through the tumor-targeted delivery of a novel STING agonist, ADCs created with our Immunosynthen platform have the potential to address the challenges of efficacy, delivery and tolerability posed by intratumoral or intravenous injection of free (unconjugated) STING agonists. We have generated preclinical data across multiple, diverse targets by creating Immunosynthen ADCs based on a variety of antibodies directed to those targets and evaluating them in a range of tumor models. In each case, we have demonstrated significant anti-tumor activity in vivo (including complete tumor regressions) after a single low, well-tolerated dose. Additional characterization has demonstrated increased cytokine expression and immune cell infiltration in the tumor microenvironment, as well as the induction of immunological memory. We have demonstrated tolerability and characterized the favorable pharmacokinetic profile of Immunosynthen ADCs in non-human primates after multiple intravenous doses and at exposures significantly higher than those required for robust efficacy in mice.

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
•Targeted Activation in Two Cell Types: Because STING, unlike other innate immune pathways, can be activated in tumor cells and tumor-resident immune cells, target-dependent delivery can result in innate immune activation of both cell types, providing potent and robust anti-tumor responses and the induction of immunological memory.

Together these features have the potential to improve the applicable therapeutic index by selectively activating the innate immune system in the tumor environment and minimizing activation in other tissues. We are building a pipeline of Immunosynthen ADC candidates applicable to a broad range of clinical indications. In January 2023, we initiated a Phase 1 clinical trial of our first Immunosynthen ADC product candidate, XMT-2056, which targets a novel epitope of HER2.
Our product candidates

We are leveraging our platforms to develop a robust pipeline of product candidates that have the potential to become clinically meaningful cancer therapies. Our pipeline strategy focuses on targets that have been biologically validated (either through ADCs or other modalities), where the advantages of our platforms may lead to clinically superior therapeutic benefits and where we have the potential to achieve first-in-class status by pursuing fast-to-market development strategies. Our lead product candidate, UpRi, is currently being evaluated in three clinical trials: UPLIFT, UP-NEXT and UPGRADE-A. We are also advancing XMT-1660, a B7-H4-targeted Dolasynthen ADC, and XMT-2056, our first Immunosynthen ADC targeting a novel epitope of HER2, both of which are currently in Phase 1 clinical trials. In addition, our collaborators have multiple ADC product candidates in various stages of development. In May 2022, we decided to discontinue development of XMT-1592, a Dolasynthen ADC targeting NaPi2b that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer, or NSCLC, and we closed this company-sponsored trial in September 2022.
UpRi: our NaPi2b-targeted Dolaflexin ADC

UpRi, a first-in-class ADC targeting the sodium-dependent phosphate transport protein NaPi2b, utilizes the Dolaflexin platform to deliver about 10 DolaLock payload molecules per antibody. We believe the NaPi2b antigen is broadly expressed in ovarian cancer and other cancers with limited expression in normal tissue. NaPi2b is a member of the SLC34 family of sodium-dependent transporters and plays an important role in maintaining phosphate homeostasis. We initiated a Phase 1/2 clinical trial of UpRi in December 2017 with the primary objectives of determining the recommended Phase 2 dose and characterizing UpRi’s efficacy, safety and tolerability. Our secondary objective was to assess the potential correlation of NaPi2b biomarker expression and efficacy. The dose escalation portion of the trial established a dose of 43 mg/m2, up to a maximum of approximately 80 mg, as the maximum tolerated dose. The expansion portion of the trial evaluated two dose levels, 36 mg/m2 and 43 mg/m2, up to a maximum of approximately 80 mg.

There are currently no tests approved by the FDA to measure NaPi2b expression on tumor cells. While our initial clinical trials have not prospectively identified patients with NaPi2b-expressing tumors, our development plan for UpRi includes the development of a proprietary immunohistochemistry assay to measure NaPi2b expression in tumors. Based on our retrospective evaluation of tumors collected in the dose escalation and expansion portions of our initial UpRi Phase 1 trial, our evaluation of patient tissue bank materials and other published data we believe that high NaPi2b expression is present in at least a majority of ovarian cancer patients. We intend to continue developing our assay in order to confirm our estimates of the prevalence of NaPi2b expression in our target patient populations while evaluating the correlation of those expression levels with the efficacy observed in such patients. We are currently collaborating with a third party to create and obtain regulatory approval for our assay as a commercial companion or complementary diagnostic, and we expect that the third party would seek such approval simultaneously with our submission of a BLA, if any, for UpRi around the end of 2023. We are using and expect to continue to use the assay to evaluate Tumor Proportion Score of greater than or equal to 75%, TPS75, to identify patients with tumors that have high NaPi2b tumor expression and to help us enrich our data analyses based on biomarker expression. We refer to patients with cancers with TPS75 as “NaPi2b positive.”

Over the course of 2020, we presented early Phase 1 UpRi clinical data, including presentations at the American Society of Clinical Oncology and the European Society for Medical Oncology and in company presentations to investors. These data were from the dose escalation and expansion portions of our UpRi Phase 1 trial, and they demonstrated encouraging clinical activity in heavily pretreated patients with a safety profile differentiated from those of first-generation ADCs. In August 2020, the FDA granted Fast Track Designation for UpRi for the treatment of patients with platinum-resistant high-grade serous ovarian cancer who have received up to three prior lines of systemic therapy or patients who have received four prior lines of systemic therapy regardless of platinum status. In January 2021, September 2021 and March 2022, we provided interim clinical data updates from our expansion cohort. The interim data presented in September 2021 and March 2022 was based on approximately 100 ovarian cancer patients. All of the data from these patients were from our ongoing Phase 1/2 clinical trial. These data supported UpRi’s clinically meaningful activity in heavily pretreated ovarian cancer patients with an ORR of approximately 34%, including complete responses, in evaluable patients with NaPi2b positive tumors. The data also showed that UpRi was generally well tolerated without the severe toxicities commonly seen with other ADCs such as neutropenia, ocular toxicities, or peripheral neuropathy. The most common grade 3 or higher adverse events reported in this heavily pretreated trial population included fatigue and transiently increased aspartate aminotransferase. Other adverse events of clinical interest included infrequent, generally low-grade pneumonitis that generally resolves with dose reduction, delay, discontinuation and treatment with steroids. Based on these safety and efficacy data and our population pharmacokinetics analyses of the overall group of approximately 200 patients administered UpRi as of the data cut off, we determined that the Phase 2 recommended dose of UpRi is 36 mg/m2, up to a total dose of approximately 80 mg. This is the dose that we are currently evaluating in UPLIFT.

In April 2021, we initiated UPLIFT to enroll patients with platinum-resistant ovarian cancer who had been treated with one to four prior lines of therapy, without regard to NaPi2b expression. In this trial, we are seeking to confirm the potentially predictive role of the Napi2b biomarker retrospectively using our novel diagnostic assay to identify NaPi2b positive patients. Patients who had been treated with three to four prior lines of therapy were able to enroll without prior bevacizumab treatment, accommodating differences in bevacizumab use in early disease. Additionally, patients who had experienced grade 1 or grade 2 neuropathy on previous treatments were eligible to enroll in UPLIFT. The primary endpoint is ORR in the NaPi2b positive patient population, and the secondary endpoints are ORR in the overall population, duration of response and safety. In October 2022, we completed the enrollment of approximately 270 patients in UPLIFT at sites in the United States, Europe and Australia. We expect to announce top-line data from UPLIFT in mid-2023 following the major oncology conferences scheduled for June. If we achieve positive results from UPLIFT, we believe that the trial may enable us to submit a BLA for UpRi for the treatment of patients with platinum-resistant ovarian cancer with one to four prior lines of therapy under the FDA's accelerated approval pathway around the end of 2023.

In July 2021, we initiated UPGRADE-A, a Phase I open-label clinical trial in which we are evaluating the combination of UpRi and carboplatin, a standard platinum chemotherapy used to treat patients with platinum-sensitive ovarian cancer, in patients with platinum-sensitive high-grade serous ovarian cancer following one to three prior lines of treatment. Patients in the trial receive combination treatment every four weeks for six cycles followed by UpRi as a single-agent maintenance therapy. While patients in the trial are not preselected for NaPi2b-positive status, we are conducting a retrospective assessment of expression. We have completed the dose escalation portion of the trial, which investigated carboplatin combined with UpRi doses up to 36 mg/m2. There were no dose-limiting toxicities at any dose level. In January 2023, we initiated the dose expansion portion of UPGRADE-A, in which we are investigating a 30mg/m2 dose, up to a maximum of 66 mg, of UpRi. We expect to report interim data from UPGRADE-A in the second half of 2023. We believe data from UPGRADE-A will inform further development of UpRi both in combination with carboplatin and in combination with other therapies used in patients with platinum-sensitive ovarian cancer, which we may explore in a series of UPGRADE trials.

We continue to enroll patients in our UP-NEXT clinical trial, for which we initiated patient dosing in late 2022. The design of UP-NEXT was informed by discussions with the FDA and the Committee for Medicinal Products for Human Use, or CHMP. UP-NEXT is enrolling recurrent platinum-sensitive ovarian cancer patients who have achieved an objective response or stable disease after platinum therapy. Eligible patients with BRCA mutation must have received prior treatment with poly-adenosine diphosphate ribose polymerase, or PARP, inhibitor therapy. Additionally, eligible patients must have NaPi2b positive tumor expression. Due to the lack of a standard of care for patients in the recurrent ovarian cancer maintenance setting, the trial is randomized against placebo and is investigating a 30 mg/m2 dose, up to a maximum of 66 mg, of UpRi. We believe that if the data from the trial is positive, UP-NEXT could serve as a post-approval confirmatory trial in the United States, support potential approvals outside of the United States and support the expansion of UpRi into earlier lines of therapy.
XMT-1660: our B7-H4-targeted Dolasynthen ADC candidate

XMT-1660 is our B7-H4-targeted ADC created with our Dolasynthen platform and equipped with our DolaLock payload designed for differentiated tolerability without severe neutropenia, peripheral neuropathy or ocular toxicities associated with other anti-tubulin payloads. We believe the expression profile of B7-H4, is well suited for our unique DolaLock payload. B7-H4 can be expressed on tumor cells and on immunosuppressive tumor associated macrophages, or TAMs, which may lead to additional processing of the ADC and more payload in the tumor environment. We believe DolaLock’s direct cytotoxic effect, as well as its immunostimulatory effect through immunogenic cell death and dendritic cell activation, are well suited to the biology of the B7-H4 target. We have generated favorable preclinical efficacy data and non-human primate tolerability data with Dolasynthen ADCs targeting B7-H4 with precise DARs of 2 and 6. We selected the DAR6 variant based on these preclinical data, as well as a comparison to preclinical data generated with a B7-H4 Dolaflexin ADC with a DAR of approximately 12. We believe that targeting B7-H4 with XMT-1660 provides significant opportunities for development in areas of high unmet need. We are currently investigating XMT-1660 in a multicenter Phase 1 clinical trial in patients with breast, endometrial and ovarian cancers.

XMT-2056: our First Immunosynthen ADC candidate

XMT-2056 is our first Immunosynthen STING-agonist ADC. As described above, the therapeutic rationale of an Immunosynthen ADC is to selectively deliver the STING agonist to tumor cells and tumor-resident immune cells in a target-dependent manner while avoiding delivery to healthy tissues. XMT-2056 is designed to offer a differentiated and complementary therapeutic approach to the treatment of HER2-expressing tumors. XMT-2056 targets a novel HER2 epitope that is distinct from the epitopes targeted by trastuzumab or pertuzumab, providing an opportunity for development as a monotherapy as well as in combination with well-established or investigational anti-HER2 agents. In preclinical studies, XMT-2056 was generally well-tolerated in non-human primate studies with no adverse findings in clinical pathology or histopathology after repeat doses as high as 36 mg/kg. In January 2023, we initiated a multicenter Phase 1 open-label clinical trial of XMT-2056 in patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and NSCLC.
Ovarian cancer unmet need and epidemiology

According to the World Cancer Research Fund International, in 2020, the incidence of ovarian cancer worldwide was approximately 314,000, with the disease causing an estimated 207,000 deaths. With a U.S. incidence of approximately 20,000 and mortality of 13,000 in 2022 according to the National Cancer Institute Surveillance, Epidemiology and End Results Program, ovarian cancer was the second most common gynecologic malignancy and the most common cause of gynecologic cancer death in the United States. Diagnosis is made histologically, and evaluation is commonly performed following surgical removal of an ovary or fallopian tube or biopsies of the peritoneum. The ovarian cancer standard of care is characterized by initial surgery followed by platinum-containing chemotherapy followed by either observation or maintenance treatment. Approximately 80% of ovarian cancer patients typically relapse following initial treatment. Subsequent treatment depends on the duration of response to initial platinum treatment. Ovarian cancer patients who progress within six months of completion of platinum-based therapy are considered to have platinum-resistant disease. Unmet medical need is significant for patients with platinum-resistant ovarian cancer as treatment options are mainly limited to single-agent chemotherapies such as pegylated liposomal doxorubicin, topotecan or paclitaxel. Multiple Phase 3 trials of single agent chemotherapies in patients with platinum-resistant disease and one to three prior therapies have exhibited an overall response rate of 4-12% and median progression-free survival of 3-4 months. In 2022, mirvetuximab soravtansine was approved under an accelerated approval pathway in the United States for patients with FRα positive, platinum-resistant ovarian cancer who have received one to three prior systemic treatment regimens. Only a minority of ovarian cancer patients are FRα positive, and the unmet need remains high for the majority of platinum-resistant ovarian cancer patients. In addition, mirvetuximab soravtansine is associated with significant toxicities, including a boxed warning for ocular toxicity.

With targeted agents approved in platinum-resistant disease increasingly being prescribed in earlier lines of therapy, the unmet need in later lines is expected to remain severe. Bevacizumab in combination with chemotherapy is indicated in the United States to treat a subset of platinum-resistant ovarian cancer patients with no more than two prior therapies, but it is not always well-tolerated and has not shown an overall survival benefit. Use of bevacizumab in combination with platinum-containing chemotherapy in the frontline and platinum-sensitive recurrent settings means an increasing number of platinum-resistant patients are pre-treated with bevacizumab. Previously, PARP inhibitors had been approved for heavily pretreated ovarian cancer including platinum-resistant disease. Recently, the indications for PARP inhibitors in the United States were changed so that they are no longer approved for use in platinum-resistant ovarian cancer. They are currently approved only for use as maintenance treatment in the frontline or platinum-sensitive ovarian cancer setting, in patients who are responding to platinum-based chemotherapy. In addition, they are increasingly restricted to use in a subset of patients with cancers harboring BRCA1 and BRCA2 mutations in the recurrent setting.
Breast cancer unmet need and epidemiology
Worldwide, breast cancer was the most common cancer, with an incidence of approximately 2.3 million and estimated 685,000 deaths in 2020. The U.S. incidence was approximately 288,000 new cases with approximately 43,250 deaths in 2022. While patients with localized disease typically have a relatively good prognosis, the five-year survival of patients with distant metastasis is only 29%. There are four main female breast cancer subtypes, which are, in order of prevalence: Hormone Receptor, or HR, positive (HR+)/HER2 negative (HER2-), which is referred to as Luminal A; HR negative (HR-)/HER2-, which is referred to as Triple Negative; HR+/HER2 positive (HER+), which is referred to as Luminal B; and HR-/HER2+, which is referred to as HER2-enriched. This categorization of patients is being revisited given the approval of trastuzumab deruxtecan for the treatment of HER2-low metastatic breast cancer in 2022. Treatment choice is driven by both subtype and stage of disease. Surgical resection offers the best opportunity for long-term survival and cure in patients with resectable early-stage disease. Some patients receive radiation therapy and/or systemic therapy post-surgery, with treatment choice driven by cancer subtype.

Systemic therapy is the mainstay of treatment for metastatic breast cancer. Once again, the treatment choice is determined by cancer subtype and by what treatments patients have received previously. The primary treatment option for patients who are HR+ is endocrine therapy, including aromatase inhibitors. Patients who are HER2+ are usually treated with HER2-targeting agents such as trastuzumab and pertuzumab, among others. In 2022, the HER2 targeting therapy trastuzumab deruxtecan was approved for the treatment of patients with HER2-low metastatic breast cancer. Other targeted agents that are used in metastatic breast cancer include CDK4/6 inhibitors, mTOR inhibitors, PARP inhibitors, phosphoinositide 3-kinase, or PI3K, inhibitors, immunotherapy and ADCs. Patients can also receive chemotherapies, alone or in combination with other agents. In addition, a number of new therapeutic options are under clinical investigation. Despite the availability of these treatment options, outcomes in metastatic breast cancer continue to be poor, and new treatments that improve survival and quality of life are urgently needed.

Strategic Collaborations

We view business development as a core pillar of our overall corporate strategy, and our platforms and product candidates allow us to consider multiple potential types of strategic collaborations. We believe that our ADC platforms have broad applicability across a number of targets, allowing us to consider collaborations in which a partner provides proprietary antibodies for a select number of targets and we utilize our platforms to discover novel ADC product candidates. Under these collaboration agreements, we own the rights to any improvements to our ADC platform(s). For instance, we have entered into two discovery collaborations with Merck KGaA and a separate discovery collaboration with Janssen. We believe platform-based collaborations allow us to leverage the potential of our platforms, provide near-term capital and help us potentially bring important new therapeutic options to patients.

We also have internally developed ADC product candidates that allow us to consider arrangements in which a collaborator may assume certain preclinical, clinical and/or commercial responsibilities. For instance, we have granted GSK an exclusive option for an exclusive global license to co-develop and commercialize XMT-2056. We believe product-focused collaborations could provide near-term funding, allow us to advance and broaden preclinical, clinical or commercial development efforts beyond those we could independently, and potentially bring new therapeutic options to patients.

2022 Merck KGaA Collaboration

In December 2022, we entered into a collaboration and commercial license agreement with Ares Trading S.A., or MRKDG, a wholly owned subsidiary of Merck KGaA, or the 2022 Merck KGaA Agreement. Pursuant to the 2022 Merck KGaA Agreement, we will grant MRKDG an exclusive license to use our proprietary technology to develop, manufacture and commercialize Immunosynthen ADCs directed to up to two specific target antigens, or the Designated Targets, selected by MRKDG within a certain period following the effectiveness of the 2022 Merck KGaA Agreement. MRKDG has already selected the first Designated Target under the 2022 Merck KGaA Agreement.

Under the terms of the 2022 Merck KGaA Agreement, the parties will conduct up to two research programs. Each research program will involve activities related to Immunosynthen ADCs for a selected Target (with each such ADC developed under the 2022 Merck KGaA Agreement being a Licensed ADC) until the submission of an investigational new drug application, or IND, (or foreign equivalents) for a Licensed ADC directed at such Designated Target, or each an MRKDG Licensed Product, or until the earlier expiration of the defined research period. Each research program will follow a research plan agreed between the parties. For each Designated Target, MRKDG is responsible for providing up to a specified number of antibodies against such Designated Target, and we are responsible for conjugating such antibodies using our Immunosynthen platform to create Licensed ADCs. Each party will be responsible for their own costs under the research programs. In addition, we will be responsible for certain chemistry, manufacturing and controls development and certain manufacturing activities for the Licensed ADCs, up to and including manufacturing of drug substance for Licensed ADCs to be used in certain preclinical studies and clinical trials, in each case at MRKDG’s expense, some of which will be prepaid by MRKDG. Except as provided above, MRKDG is solely responsible for in vitro and in vivo characterization of any Licensed ADCs, other preclinical work, and all clinical development and potential commercialization activities relating to any resulting MRKDG Licensed Products.

Under the terms of the 2022 Merck KGaA Agreement, we received an upfront payment of $30.0 million in February 2023. Certain development and regulatory milestones will be payable by MRKDG to us for the research programs, including upon certain discovery milestones, initiation of certain clinical trials, and regulatory approval of MRKDG Licensed Products in certain geographies, with an aggregate total of up to $200 million in the event MRKDG advances MRKDG Licensed Products directed to both Designated Targets to regulatory approval.

In the event the commercialization of the MRKDG Licensed Product results in commercial sales, commercial milestones will be payable by MRKDG to us for each program upon the achievement of specified aggregate sales thresholds for an MRKDG Licensed Product for the applicable Designated Target, with an aggregate total of up to $600 million in the event MRKDG Licensed Products directed to both Designated Targets are commercialized by MRKDG. In addition, we are eligible to receive tiered royalties at percentages ranging from the single digits to the low double digits on future net sales of MRKDG Licensed Products.

MRKDG’s royalty obligations continue with respect to each country and each MRKDG Licensed Product until the latest of (i) the date on which such MRKDG Licensed Product is no longer covered by certain intellectual property rights in such country, (ii) the 10th anniversary of the first commercial sale of such MRKDG Licensed Product in such country and (iii) the expiration of marketing or data exclusivity for such MRKDG Licensed Product in such country.

Under the terms of the 2022 Merck KGaA Agreement, subject to certain exceptions and for an agreed period of time, we will not, either ourselves or through third parties, research, develop, manufacture or commercialize other ADCs utilizing our Immunosynthen platform that are directed to the Designated Targets. We and MRKDG will form a joint research committee, joint manufacturing committee, and joint intellectual property committee responsible for coordinating activities pursuant to the 2022 Merck KGaA Agreement.

Each party has the right to sublicense its rights under the 2022 Merck KGaA Agreement subject to certain conditions. The 2022 Merck KGaA Agreement will continue, unless earlier terminated, until the expiration of the last-to-expire royalty term for the last MRKDG Licensed Product or, if MRKDG does not advance any MRKDG Licensed Products, upon the expiration of the last-to-expire research program. MRKDG may, at its convenience, terminate the 2022 Merck KGaA Agreement in its entirety or on a Designated Target-by-Designated Target basis upon certain notice to us. Either we or MRKDG may terminate the 2022 Merck KGaA Agreement for the other party’s insolvency or certain uncured breaches. In lieu of terminating the 2022 Merck KGaA Agreement, in the event MRKDG is entitled to terminate the 2022 Merck KGaA Agreement due to our uncured material breach, MRKDG may make an election, as its sole and exclusive remedy with respect to our applicable material breach of the 2022 Merck KGaA Agreement, to invoke a specified financial penalty impacting one or more future payments that may become payable to us following such uncured material breach. We may terminate the 2022 Merck KGaA Agreement with respect to a Designated Target in the event of certain failures by MRKDG to progress the corresponding research program. Additionally, we may terminate the 2022 Merck KGaA Agreement if MRKDG or any of its sublicensees or affiliates challenge, subject to certain exceptions, the validity, enforceability, of patentability of certain of our patents.

GSK Collaboration

In August 2022, we entered into a collaboration, option and license agreement with GSK, or the GSK Agreement, to provide GSK with an exclusive option to obtain an exclusive global license to co-develop and to commercialize products containing XMT-2056, or Licensed Products, exercisable within a specified time period, or the Option Period, after we deliver to GSK a data package, or the Option Data Package, resulting from completion of dose escalation with enrichment for breast cancer patients in a Phase 1 single-agent clinical trial of XMT-2056. GSK’s exercise of the Option may require clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Clearance. Upon GSK’s exercise of the Option following any applicable HSR Clearance, or the GSK Option Exercise, GSK is obligated to pay us an option exercise payment of $90.0 million.

We will lead research and development activities related to our XMT-2056 program prior to the GSK Option Exercise, if any, and we are obligated to use commercially reasonable efforts to generate the Option Data Package by an agreed time. Prior to the GSK Option Exercise, we will be responsible for the costs of manufacturing, research and early clinical development activities related to the XMT-2056 program.

Following the GSK Option Exercise, if any, GSK may elect to manufacture XMT-2056, and we and GSK will co-develop XMT-2056 in accordance with a joint development plan to be established by the parties and aimed at approval of Licensed Products in the United States and the European Union, with GSK being responsible for the majority of the development activities and costs. GSK will be responsible for all of the development costs aimed solely at gaining approval outside the United States and the European Union. Subject to certain exceptions set forth in the GSK Agreement, our aggregate share of U.S.- and E.U.-focused development costs pursuant to this cost-sharing arrangement is capped at a fixed amount, or the Mersana Development Cost Cap. We may also, subject to certain limitations provided in the GSK Agreement, elect to opt out of sharing in development costs for certain later-stage clinical trials of Licensed Products requested by GSK, subject to certain payment obligations in the event that data from any such later-stage clinical trial for which we have opted out of sharing in development costs results in certain marketing approvals for a Licensed Product in the United States or European Union, or a Deemed Buy-In Payment. Any development costs in excess of the Mersana Development Cost Cap, including any amounts arising from any Deemed Buy-In Payments, will be borne by GSK unless and until we exercise our Profit Share Election (as defined below). Development costs in excess of the Mersana Development Cost Cap will accrue interest at a variable rate equal to the prime rate plus a specified margin and will later either be repaid by us or offset against future regulatory and sales milestone or royalty payments that may become due to us. If we exercise our Profit Share Election, the Mersana Development Cost Cap will no longer apply, we must pay any then-outstanding excess plus accrued interest, and we shall continue to share in further U.S.- and E.U.-focused development costs.

Following the GSK Option Exercise, if any, we will have the option, during a specified time period following our receipt of certain later-stage clinical data and other data and information from GSK, to elect to receive (or bear) a specified share of U.S. profits (or losses) for any Licensed Products, or the Profit Share Election. Additionally, if we exercise our Profit Share Election, we may also simultaneously elect to co-promote any Licensed Products in the United States. The co-promotion arrangement may be terminated by either party, notwithstanding the continued effectiveness of the rest of the GSK Agreement, in the event of certain breaches by the other party, or by GSK, in the event of certain specified changes of control of Mersana. In addition, in the event of certain specified changes of control of Mersana, GSK can prohibit us from executing development activities that are initiated under the GSK Agreement following such change of control.

We received an upfront payment of $100 million from GSK for the Option. We are eligible to receive up to $30 million upon satisfaction of early clinical development milestones that may occur prior to the GSK Option Exercise. Subject to the GSK Option Exercise, if we do not exercise our Profit Share Election, we will be eligible to receive additional future clinical development and regulatory milestone payments of up to $592 million, commercial milestone payments of up to $652 million and tiered double-digit royalties up to the mid-twenty percent range on global sales of Licensed Products, if approved, subject to customary reductions. If we exercise our Profit Share Election, we will, in lieu of the foregoing regulatory and commercial milestone amounts, be eligible to receive reduced regulatory and commercial milestone payments and reduced royalty rates on sales outside of the United States. Additionally, whether or not we exercise our Profit Share Election, GSK will be responsible for certain milestone payments or royalties due to specified third parties with which we currently have agreements that relate to the XMT-2056 program.

GSK’s royalty obligations continue with respect to each country and each Licensed Product until the latest of (i) the date on which such Licensed Product is no longer covered by certain intellectual property rights in such country, (ii) the 12th anniversary of the first commercial sale of such Licensed Product in such country and (iii) the expiration of regulatory exclusivity for such Licensed Product in such country.

Under the terms of the GSK Agreement, subject to certain exceptions and for an agreed period of time, we and GSK will not, either directly or through third parties, develop or commercialize other products or compounds that (a) comprise or contain an ADC that is conjugated with a STING agonist and (b) are directed to HER2. In addition, we have granted GSK a right of first negotiation for future ADCs that are conjugated to payloads other than STING agonists and directed to HER2. Following the GSK Option Exercise, if any, we and GSK will form a joint steering committee, joint development committee, joint manufacturing committee, joint commercialization committee, and financial working group responsible for coordinating all activities under the GSK Agreement, with GSK having final decision-making authority over most issues, subject to certain enumerated exceptions.

The GSK Agreement will terminate at the end of the Option Period if GSK does not exercise its Option. If GSK exercises its Option but we do not obtain HSR Clearance within specified time periods following the latest date on which the parties have made their respective applicable filings related to such HSR Clearance, each party has a right to terminate the GSK Agreement. In the event of the GSK Option Exercise, the GSK Agreement will continue in effect on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of the obligation to make payments under the GSK Agreement with respect to such Licensed Product in such country, unless earlier terminated by either party pursuant to the terms of the GSK Agreement. Either we or GSK may terminate the GSK Agreement for the other party’s insolvency, and each party may terminate the GSK Agreement for certain uncured breaches by the other party. In lieu of terminating the GSK Agreement, in the event of certain uncured material breaches by us, GSK may make a one-time election, in addition to other contractual remedies available at law or in equity, to invoke a specified financial penalty impacting one or more future payments that may become payable to the Company following such uncured material breach. We may terminate GSK’s license to certain of our patents if GSK or any of its sublicensees or affiliates challenge the validity, enforceability, of patentability of such patents. GSK may terminate the GSK Agreement for convenience upon certain notice to us.

Janssen Collaboration

In February 2022, we entered into a research collaboration and license agreement with Janssen, or the Janssen Agreement, pursuant to which we granted Janssen an exclusive license to use our proprietary Dolasynthen platform and other technology to develop, manufacture and commercialize antibody-drug conjugates directed to up to three targets selected by Janssen. Our responsibilities are to perform bioconjugation activities to create ADCs for Janssen based on antibodies provided by Janssen. We will also perform certain chemistry, manufacturing and controls development and early stage manufacturing activities for ADCs that Janssen progresses through development, up to and including the manufacturing of clinical drug substance, at Janssen’s cost. Except with respect to this limited manufacturing, Janssen will be responsible for the further development, manufacturing and commercialization of the ADCs developed under the Janssen Agreement, including obtaining any necessary regulatory approvals, at Janssen’s cost.

Under the terms of the Janssen Agreement, we received an upfront payment of $40 million. Certain development and regulatory milestones will also be payable by Janssen for the research programs, including upon certain discovery milestones, initiation of certain clinical trials, and regulatory approval of certain licensed products in certain geographies, with an aggregate total of up to $501 million in the event ADCs directed to all three targets are advanced by Janssen. In the event the ADCs developed by Janssen are commercialized, we are eligible to receive certain commercial milestones for each program upon the achievement of specified aggregate sales thresholds based on all ADCs for an applicable target, with an aggregate total of up to approximately $530 million in the event ADCs directed to all three targets are commercialized by Janssen. In addition, we are eligible to receive tiered royalties at percentages ranging from the mid-single digits to the low-double digits on future net sales of ADCs.

The Janssen Agreement will remain in effect, unless earlier terminated, until the expiration of the last-to-expire royalty term for the last ADC. Royalty term means on an ADC-by-ADC and country-by-country basis, the period commencing upon the first commercial sale of an ADC in such country and ending upon the latest to occur of: (a) the date of expiration of the last royalty-bearing patent claim with respect to such ADC in such country; (b) the expiration of regulatory exclusivity for such ADC in such country, if any; and (c) the tenth (10th) anniversary of the first commercial sale of such ADC in such country. Upon the expiration of the royalty term with respect to an ADC in a country, Janssen’s license becomes a perpetual, irrevocable, non-exclusive, fully-paid and royalty-free right and license, with the right to grant sublicenses, under the relevant platform technology and our interest in any joint technology to develop, manufacture, commercialize and otherwise exploit such ADC in such country.

2014 Merck KGaA Collaboration

In June 2014, we entered into a collaboration and commercial license agreement with Merck KGaA, or the 2014 Merck KGaA Agreement, under which we formed a strategic relationship with Merck KGaA because of their expertise in oncology drug development. Under the 2014 Merck KGaA Agreement, we are responsible for generating ADC product candidates against Merck KGaA-selected target antigens. Merck KGaA received rights to select up to six target antigens, of which it has selected all six. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for generating Dolaflexin and conjugating this to such antibodies to create the ADC product candidates. With respect to each target antigen selected by Merck KGaA, we granted Merck KGaA an exclusive, worldwide license under certain of our Fleximer ADC-related patents and know-how to develop, manufacture and commercialize ADC product candidates directed to such target antigen. Merck KGaA is then responsible for the further development and commercialization of these ADC product candidates. In addition, if Merck KGaA advances candidates, we are responsible for manufacturing these ADC product candidates for good laboratory practices toxicology studies and Phase 1 clinical trials at Merck KGaA’s expense and Merck KGaA is responsible for all further manufacture of these ADC product candidates. Merck KGaA is required to pay its own costs in the development, commercialization and manufacture of these ADC product candidates and to reimburse us for our costs incurred in performing our research activities under this agreement.

Through December 31, 2022, we have received an upfront payment of $12 million and milestone payments of $3 million under the 2014 Merck KGaA Agreement. If products are successfully developed and commercialized against all six target antigens, we would be entitled to receive future development, regulatory and commercial milestones of up to $777 million. We are entitled to receive tiered royalties in the low- to mid-single digit percentages on net sales of products targeting Merck KGaA’s target antigens during the applicable royalty term if products are successfully developed and commercialized by Merck KGaA under the 2014 Merck KGaA Agreement.

Unless earlier terminated, the 2014 Merck KGaA Agreement will expire upon the expiration of the last royalty term for a product under the agreement in all countries or, if Merck KGaA does not designate any ADC product candidates produced by us under the agreement as preclinical development candidates, upon the expiration of the last-to-expire research program. The royalty term means, on a product-by-product and country-by-country basis, the period commencing upon the first commercial sale of a product and ending upon the later to occur of: (i) the expiration of the last Mersana patent right that covers or claims the exploitation of such product in such country, or (ii) 10 years from the date of first commercial sale of such product in such country. Upon the expiration of each royalty term for each product on a country-by-country basis, Merck KGaA’s exclusive license will convert to a perpetual, non-exclusive, royalty-free license with respect to such product in such country. Merck KGaA may terminate the 2014 Merck KGaA Agreement in its entirety or with respect to any target antigen for convenience upon 60 days’ prior written notice. Each party may terminate the 2014 Merck KGaA Agreement in its entirety upon an uncured material breach of the agreement by the other party.

Asana Biosciences Collaboration

In March 2012, we entered into a collaboration agreement with Asana Biosciences, or Asana (by assignment from Endo Pharmaceuticals Inc.). Pursuant to the terms of this agreement, we used Asana’s novel antibodies to develop novel ADCs using our Fleximer technology. Asana is responsible for product development, manufacturing and commercialization of any ADC products.

Strategic relationships to access antibodies and develop new platforms to progress our proprietary pipeline
Our focus is to progress our proprietary pipeline of ADCs. For this reason, we have collaborated with biotechnology companies that have the capability to generate high quality antibodies or that have existing antibodies that we can license for inclusion in our ADCs. We have also entered into license agreements with biotechnology companies that own certain patent rights and related know-how that enable us to develop new ADC platforms. These strategic relationships have facilitated the advancement of our proprietary pipeline.
Recepta license for the NaPi2b antibody

In July 2015, we entered into a license agreement with Recepta Biopharma S.A., or Recepta, a Brazilian biopharmaceutical company, licensing Recepta’s NaPi2b antibody for use in UpRi and our former product candidate XMT-1592 and granting Recepta the exclusive right to commercialize UpRi and XMT-1592 in Brazil, which was amended in September 2021. We refer to this as the Recepta License. Under the Recepta License, Recepta granted us an exclusive license and sub-license with respect to certain patents licensed by Recepta from Ludwig Institute for Cancer Research and technology owned by Recepta to develop and exploit products containing Recepta’s NaPi2b antibody, including UpRi and XMT-1592, worldwide for the diagnosis, prophylaxis and treatment of human cancer. We granted Recepta an exclusive license under our rights in such patents and technology and certain of our ADC-related patents and technology to commercialize any such products developed by us, including UpRi and XMT-1592, in Brazil. We are responsible for using commercially reasonable efforts to develop and commercialize products under the Recepta License globally, with at least one trial site in our Phase 3 clinical trials, and at our own expense in certain major markets. Recepta may conduct development activities in Brazil at its own expense after providing us the opportunity to first conduct such activities at Recepta’s expense. If a product is successfully developed and commercialized by Recepta in Brazil, we will use diligent efforts to enter into an agreement for the supply of such products to Recepta for sale in Brazil.

Under the Recepta License, we paid Recepta an upfront payment of $1 million during the year ended December 31, 2015 and are obligated to pay Recepta up to $65.5 million in development, regulatory and commercial milestones and tiered royalties in the low-single digit percentages on net sales of products outside of Brazil until the expiration of the royalty term if products are successfully developed and commercialized. We have incurred and paid $4.0 million in development milestones. We are entitled to receive tiered royalties in the low- to mid-single digit percentages on net sales of products in Brazil until the expiration of the royalty term if products are successfully developed and commercialized. The royalty term means, on a product-by-product and country-by-country basis, the period ending upon the later of (i) with respect to products commercialized by Mersana, the expiration of the last-to-expire Recepta patent that covers the product in such country (including the term of any applicable supplementary protection certificate) or with respect to products commercialized by Recepta, the expiration of the last-to-expire Mersana patent that covers the product in Brazil (including the term of any applicable supplementary protection certificate) or (ii) 10 years from the date of first commercial sale of such product in such country. Upon the expiration of each royalty term in each country for each applicable product, the exclusive licenses granted to each party under the agreement will become fully-paid up and royalty-free. The Recepta License will remain in effect until otherwise terminated as set forth below. We may terminate the Recepta License for convenience in its entirety or on a country-by-country basis (except with respect to Brazil) or product-by-product basis upon 180 days’ prior written notice for a termination in its entirety or upon 45 days’ prior written notice for a termination in part. Each party may terminate the Recepta License in its entirety upon bankruptcy or similar proceedings of the other party, upon a patent challenge by the other party or upon an uncured material breach of the agreement by the other party. However, if such breach only relates to one country, the Recepta License may only be terminated with respect to such country.
Synaffix commercial license agreement

In January 2019, we entered into a commercial license agreement with Synaffix B.V., or Synaffix, which we amended and restated in November 2021 to expand our relationship with Synaffix and amended again in February 2022 in connection with our collaboration with Janssen. We refer to the amended and restated agreement as the Synaffix License. Under the Synaffix License, we have the right to develop, manufacture and commercialize ADCs directed to targets using Synaffix’s proprietary site-specific conjugation technology for up to twelve targets. We have licensed five targets in connection with our development programs and collaborations, and we have the right to license up to six additional targets. We have paid $6.8 million related to the Synaffix License, comprised of $4.0 million in reservation and license fees, $1.8 million in milestone payments and $1.0 million which may be applied to future reservation and license fees, as well as certain portions of potential future development milestones. We will be obligated to pay in the range of $48.0 million to $132.0 million for development, regulatory and commercial milestones.
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
Manufacturing
We do not own or operate and currently have no plans to establish any current good manufacturing practices, or cGMP, compliant manufacturing facilities. We currently rely, and expect to continue to rely, on external Contract Manufacturing Organizations, or CMOs, for the manufacture of product to support our activities through regulatory approval and commercial manufacturing. We have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs. In the future, we expect to use these CMOs to manufacture commercial supply of our products, which will require these CMOs to increase scale of production. We do not currently have qualified alternate suppliers in the event the current CMOs that we utilize are unable to scale production for commercial manufacturing. The Dolaflexin, Dolasynthen and Immunosynthen manufacturing processes involve readily available starting materials and use unit operations that are well-precedented in the field of chemical/pharmaceutical production. The current UpRi supply chain utilizes the same vendors that we could use for commercialization. The current supply chains for XMT-1660 and XMT-2056 have several vendors in common, and based on what we know today, we believe we could use these vendors or would be able to identify and contract with other vendors on commercially reasonable terms for commercialization purposes.
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
Preclinical studies
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. These studies are often referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
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
In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials, typically referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials, such as to verify clinical benefit in the case of products approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting mandatory Phase 4 clinical trials could result in withdrawal of FDA approval for products. In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
In March 2022, the FDA released final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA.

Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, clinical trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the long delay of the U.S. Department of Health and Human Services, or HHS, in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.
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
In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before a BLA is submitted (Pre-BLA meeting). Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. Finally, a Type D meeting is focused on a narrow set of issues, which should be limited to no more than two focused topics, and should not require input from more than three disciplines or divisions.
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
Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.
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
With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded; require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months, until the study is completed; and use expedited procedures to withdraw accelerated approval of a new drug application or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
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
Submission and filing of BLAs
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for FY2023 this application fee is approximately $3.25 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $394,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, including where the applicant is a small business submitting its first human therapeutic application for review.
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
The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspections of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.
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
It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.
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
For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find not only that the product is biosimilar to the reference product but also that it can be expected to produce the same clinical results as the reference product such that the two products may be switched without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. Following approval of the interchangeable biosimilar product, the FDA may not grant interchangeability status for any second biosimilar until one year after the first commercial marketing of the first interchangeable biosimilar product. Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.
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
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.
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
Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, diagnostic tests require pre-notification marketing clearance or approval from the FDA prior to commercial distribution.The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. PMA applications are subject to an application fee. For federal fiscal year 2023, the standard fee is $441,547 and the small business fee is $110,387.
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
•federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services, or CMS, within the HHS for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
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
In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. These Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter.

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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription products from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of products from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed by the Biden administration until January 1, 2026 by the Infrastructure Investment and Jobs Act.
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
More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation first due in 2023; and replaces the Part D coverage gap discount program with a new discounting program beginning in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 additional Part D drugs in 2027, 15 additional Part B or Part D drugs in 2028, and 20 additional Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
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

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws and other states will likely be considering similar laws in the near future.
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
Clinical trials
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public. Beyond streamlining the process, the Clinical Trials Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted where EU Member States are concerned. Part II is assessed separately by each EU Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
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
Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation, or IVDR, (EU) 2017/746, which became effective in May 2022. The new regulation replaces the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. The regulation, among other things, strengthens the rules on placing devices on the market and reinforce surveillance once they are available; establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the European Union.
Brexit and the regulatory framework in the United Kingdom
The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which became effective on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.
Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. However, until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission and EMA’s CHMP on the approval of MAA or variations via the centralized procedure, or the so called “Reliance Procedure.”

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

As of December 31, 2022, we owned, in all of our patent portfolios, 24 issued U.S. patents, 18 pending non-provisional U.S. patent applications (including two allowed U.S. patent applications), seven pending provisional U.S. patent applications, 131 issued foreign patents, three pending PCT patent applications and 209 pending foreign patent applications (including three allowed foreign patent applications), in a number of foreign jurisdictions, including, but not limited to, Algeria, Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Europe, Eurasia, Egypt, Gulf Cooperation Council, Hong Kong, India, Indonesia, Israel, Japan, Mexico, Macau, Malaysia, Nigeria, Pakistan, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Korea, South Africa, Taiwan, Thailand, United Arab Emirates and Vietnam. Our 10 issued U.S. patents covering our Fleximer ADC platform are projected to expire in 2032, excluding any additional term for patent term adjustments or patent term extensions; our two issued U.S. patents covering our Dolaflexin ADC platform are projected to expire in 2034 and 2038, excluding any additional term for patent term adjustments or patent term extensions; our two issued U.S. patents covering UpRi are projected to expire in 2037 and 2039, excluding any additional term for patent term adjustments or patent term extensions; our one issued U.S. patent covering our Dolasynthen ADC platform is projected to expire in 2037, excluding any additional term for patent term adjustments or patent term extensions; our three issued U.S. patents covering our novel HER2 antibody are projected to expire in 2035, excluding any additional term for patent term adjustments or patent term extensions; our one issued U.S. patent covering our STING agonist payload is projected to expire in 2040, excluding any additional term for patent term adjustments or patent term extensions; our additional five issued U.S. patents are projected to expire between 2033 and 2037, excluding any additional term for patent term adjustments or patent term extensions; and any patent that may issue from our pending U.S. applications are projected to expire between 2032 and 2043, in each case, excluding any additional term for patent term adjustments or patent term extensions. In addition, we have exclusively in-licensed four issued U.S. patents and one issued European patent for the NaPi2b antibody from Recepta, which Recepta licensed from the Ludwig Institute for Cancer Research. These in-licensed issued U.S. and European patents are projected to expire in 2029, excluding any additional term for patent term adjustments or patent term extensions. Recepta still owns one pending Brazilian patent application for the NaPi2b antibody, which is not licensed to us. A patent issuing from this Brazilian patent application is projected to expire in 2029, excluding any additional term for patent term adjustments or patent term extensions. We have also non-exclusively in-licensed from Synaffix certain patents and patent applications for their proprietary site-specific conjugation technology. These in-licensed Synaffix patents and patent applications are eight issued US patents, three pending non-provisional U.S. patent applications, thirteen issued foreign patents, and 14 pending foreign patent applications, in a number of foreign jurisdictions, including, but not limited to, China, Europe, India, Japan, and Netherlands These in-licensed issued U.S. and European patents are projected to expire from 2031 to 2040, excluding any additional term for patent term adjustments or patent term extensions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before they are granted. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

The intellectual property portfolio of our ADC platforms, our ADC product candidates and components thereof, and companion or complementary diagnostics are summarized below. Some of these portfolios are in very early stages, and prosecution has yet to commence on some of the pending patent applications. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be narrowed (sometimes significantly) by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

Fleximer ADC platform

The intellectual property portfolio for our Fleximer ADC platform is directed to compositions of matter for the Fleximer ADCs, as well as methods of using and making these novel conjugates, compositions of matter for Fleximer drug conjugates prior to conjugation with the antibody or antibody fragment and methods of making the same, and compositions of matter for our proprietary auristatin DolaLock compounds and conjugates thereof (e.g., to Fleximer and/or an antibody or antibody fragment). As of December 31, 2022, we owned 10 issued U.S. patents, one pending non-provisional U.S. patent application, 50 issued foreign patents and two pending foreign patent applications, in a number of foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, Russia, South Korea, and Taiwan. Any U.S. or foreign patent issuing from the pending applications covering the Fleximer ADC platform is projected to expire in 2032, excluding any additional term for patent term adjustments or patent term extensions.

Dolaflexin ADC platform

The intellectual property portfolio for our Dolaflexin ADC platform is directed to compositions of matter for the Dolaflexin ADCs, as well as methods of using and making these novel conjugates, compositions of matter for Dolaflexin drug conjugates prior to conjugation with the antibody or antibody fragment and methods of making the same. As of December 31, 2022, we owned two issued U.S. patents, 36 issued foreign patents, and nine pending foreign patent applications, in a number of foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, South Africa and Taiwan. Any U.S. or foreign patent issuing from the pending applications covering Dolaflexin ADC platform is projected to expire in 2034, excluding any additional term for patent term adjustments or patent term extensions, and any U.S. or foreign patent issuing from the pending applications covering the method of making the Dolaflexin ADC is projected to expire in 2038, excluding any additional term for patent term adjustments or patent term extensions.

UpRi ADC

The intellectual property portfolio for UpRi, our leading NaPi2b ADC product candidate is directed to compositions of matter for our novel ADC based on exclusively in-licensed NaPi2b antibody and our Dolaflexin platform, as well as methods of using and making these novel conjugates, methods of administration and companion or complementary diagnostics. As of December 31, 2022, we owned two issued U.S. patents, five pending non-provisional U.S. patent applications (including one allowed U.S. patent application), two pending provisional U.S. patent applications, five issued foreign patents, 52 pending foreign patent applications (including two allowed foreign patent applications), in a number of foreign jurisdictions, including, but not limited to, Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Japan, Gulf Cooperation Council, Israel, India, Mexico, New Zealand, Pakistan, South Africa, South Korea, Macau, Hong Kong, Taiwan, and two pending PCT applications directed to the composition of matter for UpRi, methods of using and making same, companion or complementary diagnostics for the UpRi ADC and UpRi dosing regimens. We also intend to enter the national/regional phase of the pending PCT patent applications in foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Saudi Arabia, Singapore, South Korea, Macau, Mexico, New Zealand, South Africa and United Arab Emirates. Any U.S. or foreign patent issuing from the pending applications covering the composition of matter of UpRi is projected to expire in 2037, excluding any additional term for patent term adjustments or patent term extensions, and any U.S. or foreign patent issuing from the pending applications covering UpRi companion or complementary diagnostics is projected to expire in 2038, excluding any additional term for patent term adjustments or patent term extensions, and any U.S. or foreign patent issuing from the pending applications covering the UpRi dosing regimens is projected to expire in 2039, 2042, and 2043, excluding any additional term for patent term adjustments or patent term extensions.

In addition, as mentioned above, we have exclusively in-licensed four issued U.S. patents and one issued European patent for the novel NaPi2b antibody from Recepta, which Recepta licensed from the Ludwig Institute for Cancer Research. These in-licensed issued U.S. and European patents are projected to expire in 2029, excluding any additional term for patent term adjustments or patent term extensions. Recepta still owns one pending Brazilian patent application for the NaPi2b antibody, which is not licensed to us. A patent issuing from this Brazilian patent application is projected to expire in 2029, excluding any additional term for patent term adjustments or patent term extensions.

Dolasynthen ADC platform

The intellectual property portfolio for our novel Dolasynthen platform is directed to compositions of matter for the novel scaffold and ADCs thereof, as well as methods of using and making these novel conjugates and scaffolds. As of December 31, 2022, we owned one issued U.S. patent, three pending non-provisional U.S. patent applications and 51 pending foreign patent applications, in a number of foreign jurisdictions, including, but not limited to, Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Mexico, New Zealand, Pakistan, Saudi Arabia, Singapore, South Korea, Taiwan, and United Arab Emirates. Any U.S. or foreign patent issuing from the pending applications covering the novel Dolasynthen platform is projected to expire between 2037 and 2041, excluding any additional term for patent term adjustments or patent term extensions.

XMT-1660 ADC

The intellectual property portfolio for XMT-1660, our site-specific B7-H4 ADC product candidate is directed to compositions of matter for our novel ADC based on our novel B7-H4 antibody and our Dolasynthen platform, as well as methods of using, making these novel conjugates and administration of these novel conjugates. As of December 31, 2022, we owned one pending non-provisional U.S. patent application, two pending provisional applications, three pending foreign patent applications in a number of foreign jurisdictions including, but not limited to, Taiwan, Argentina, and Pakistan, and one pending PCT patent application. We intend to enter the national/regional phase of the PCT patent application in a number of foreign jurisdictions, including, but not limited to, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, South Korea, New Zealand, Singapore, South Africa, Saudi Arabia, and United Arab Emirates. Any U.S. or foreign patent issuing from the pending applications covering XMT-1660 is projected to expire in 2042 and 2043, excluding any additional term for patent term adjustments or patent term extensions.

Immunosynthen ADC platform

The intellectual property portfolio for our novel Immunosynthen platform is directed to compositions of matter for the novel STING agonists and ADCs thereof, as well as methods of using and methods of making these novel payloads and ADCs. As of December 31, 2022, we owned one issued U.S. patent, one pending non-provisional U.S. patent applications, 19 pending foreign patent applications in a number of foreign jurisdictions, including, but not limited to, Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Mexico, New Zealand, Saudi Arabia, South Korea, South Africa, Taiwan and United Arab Emirates related to our novel STING agonists, and two pending non-provisional U.S. patent applications and 29 pending foreign patent applications in a number of foreign jurisdictions, including, but not limited to, Algeria, Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Europe, Eurasia, Egypt, India, Indonesia, Israel, Japan, Mexico, Malaysia, Nigeria, Pakistan, New Zealand, Philippines, Saudi Arabia, Singapore, South Korea, South Africa, Taiwan, Thailand, United Arab Emirates and Vietnam, related to our Immunosynthen platform. Any U.S. or foreign patent issuing from the pending applications covering the novel STING agonists is projected to expire in 2040, excluding any additional term for patent term adjustments or patent term extensions, and any U.S. or foreign patent issuing from the pending applications covering the Immunosynthen platform is projected to expire in 2041, excluding any additional term for patent term adjustments or patent term extensions.

XMT-2056 ADC

The intellectual property portfolio for XMT-2056, our HER2-targeted novel Immunosynthen ADC, is directed to the compositions of matter for our novel ADC based on our novel HER2 antibody and our Immunosynthen platform, as well as methods of using, making these novel conjugates, combination comprising XMT-2056 and administration of XMT-2056. As of December 31, 2022, we owned one pending non-provisional U.S. patent application, three pending provisional U.S. patent applications and 23 pending foreign patent applications in a number of foreign jurisdictions, including, but not limited to, Argentina, Australia, Brazil, Chile, Colombia, Europe, Eurasia, Egypt, India, Indonesia, Israel, Japan, Mexico, Malaysia, Nigeria, Pakistan, New Zealand, Philippines, Saudi Arabia, South Korea, South Africa, Taiwan and United Arab Emirates. Any U.S. or foreign patent issuing from the pending applications covering the composition of matter of XMT-2056 is projected to expire in 2041, excluding any additional term for patent term adjustments or patent term extensions, any U.S. or foreign patent issuing from the pending applications covering combinations comprising XMT-2056 is projected to expire in 2043, excluding any additional term for patent term adjustments or patent term extensions, and any U.S. or foreign patent issuing from the pending applications covering the XMT-2056 dosing regimens is projected to expire in 2043, excluding any additional term for patent term adjustments or patent term extensions.

In addition to the above with respect to XMT-2056, as of December 31, 2022, we owned three issued U.S. patents, one pending non-provisional U.S. patent application, 19 issued foreign patents and seven pending foreign patent applications (including one allowed foreign patent application), in a number of foreign jurisdictions, including, but not limited to, Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Macau, Mexico, South Korea, New Zealand and Taiwan, directed to the novel HER2 antibody. Any U.S. or foreign patent issuing from the pending applications covering the novel HER2 antibody is projected to expire in 2035, excluding any additional term for patent term adjustments or patent term extensions.

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

ADC platforms: Although Dolaflexin, Dolasynthen, Immunosynthen and certain initiatives we have underway are highly differentiated and proprietary, many companies continue to invest in innovation in the ADC field including new payload classes, new conjugation approaches and new targeting moieties. Any of these initiatives could lead to a platform that has superior properties to ours. We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including Daiichi Sankyo Company, Limited; ImmunoGen, Inc.; Gilead Sciences, Inc.; Pfizer Inc.; and Seagen Inc. These companies or their partners and collaborators, including Astellas Pharma Inc.; AstraZeneca plc; AbbVie Inc.; Genentech,

a member of the Roche Group; and Takeda, may develop product candidates that compete in the same indications as our current and future product candidates. Multiple companies are also developing ADCs that could compete with our Immunosynthen product candidates, including Bolt Biotherapeutics, Inc. and Takeda, albeit with differing immune stimulating approaches. We expect to compete based on our innovative technology and the efficacy, safety and tolerability profile of our ADCs compared to other product candidates, but if our ADCs are not demonstrably superior in these respects, we may not be able to compete effectively.

Ovarian cancer: The first indication that we are targeting for UpRi, our most advanced clinical candidate, is ovarian cancer. There are multiple therapies currently available to treat both newly diagnosed and relapsed ovarian cancer, including platinum agents, non-platinum chemotherapy, PARP inhibitors, bevacizumab and mirvetuximab soravtansine. In addition, multiple investigational product candidates are in development to treat these ovarian cancer patients, including MORAb-202 (Eisai Co., Ltd. and BMS) and STRO-002 (Sutro Biopharma, Inc.), which are investigational ADCs. There are also ongoing Phase 3 clinical trials of agents and treatment modalities including Tumor Treating Fields (Novocure GmbH) and AVB-500 (Aravive, Inc.), which, if successful, could alter the treatment landscape for platinum resistant ovarian cancer. Our ability to compete effectively with these and other emerging ovarian cancer treatments will depend on our ability to differentiate UpRi from these other therapies based on target patient selection, efficacy and tolerability. If we are unable to effectively differentiate UpRi, this will negatively impact our ability to compete in ovarian cancer.

Breast Cancer: We are planning to evaluate two of our product candidates currently in clinical development, XMT-2056 and XMT-1660, in patients with breast cancer indications. Multiple therapies are currently available to treat metastatic breast cancer across newly diagnosed and relapsed settings, including but not limited to aromatase inhibitors, CDK 4/6 inhibitors, HER2-targeted therapies, anti-PD-1 inhibitors, PI3K inhibitors and ADCs targeting HER2 and Trop-2. Additional classes of therapies currently in development include oral selective estrogen receptor degraders (known as SERDs), Akt inhibitors, and ADCs, among others. The metastatic breast cancer treatment paradigm is evolving with the introduction of a newly defined subset of HER2-low breast cancer, following the FDA approval of trastuzumab deruxtecan. Our ability to compete effectively in the breast cancer market will depend on evolving standards of care across patient subsets (based on HER2 and hormone receptor status), and our ability to differentiate XMT-2056 and XMT-1660 from other available therapies based on efficacy and tolerability.

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
Employees and Human Capital
As of December 31, 2022, we had 228 full time employees, including 151 with M.D., Ph.D. or other advanced degrees. Of these employees, 171 are engaged in research and development and 57 are engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We also believe that fostering diversity, equity, and inclusion is a key element to discovering, developing and bringing therapies to patients with cancer. As of December 31, 2022, 57% of our global workforce identified as female. We strive to build a workforce representative of the communities and patients we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.
Facilities

Our corporate headquarters are located in Cambridge, Massachusetts. We occupy approximately 45,000 square feet of office and laboratory space that we lease in the multi-tenant building in which our corporate headquarters are located. The lease for the substantial majority of this space expires in March 2026. We have an option to extend the lease term for an additional five years thereafter. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.
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
ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto, should be carefully considered before making any decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. We cannot provide assurance that any of the events discussed below will not occur.
Risks Related to Development and Approval of Our ADC Product Candidates
Failure of a discovery program or product candidate may occur at any stage of preclinical or clinical development, and, because our and our collaborators' discovery programs and our product candidates are in early stages of preclinical or clinical development, there is a high risk of failure. We or our collaborators may never succeed in obtaining regulatory approval and generating revenue from such discovery programs or product candidates.
The early clinical results for our lead product candidate, upifitamab rilsodotin, or UpRi, the results from our preclinical studies of XMT-1660 and XMT-2056 and the early results from preclinical studies or clinical trials of any other current or future product candidates are not necessarily predictive of the results from our ongoing or future discovery programs, preclinical studies or clinical trials. Promising results in preclinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in earlier stages of clinical development, and we cannot be certain that we will not face similar setbacks. These companies’ setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy events in preclinical or clinical trials, including previously unreported adverse events. Similarly, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced.
Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates, or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other product candidates in our pipeline. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for our product candidates. For example, patients in our ongoing clinical trials of UpRi have experienced serious adverse events, or SAEs, including, without limitation, death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis and pyrexia. We expect that certain patients in our ongoing clinical trials of UpRi, XMT-1660 and XMT-2056 and in future clinical trials will experience additional SAEs, including those that may result in death, as our product candidates progress through clinical development.
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
We are currently evaluating a limited number of ADC product candidates in clinical trials. A failure of any of our product candidates in clinical development would adversely affect our business and may require us to discontinue development of other ADC product candidates based on the same technology.
UpRi, XMT-1660 and XMT-2056 are currently our only product candidates in clinical trials. While we have certain other preclinical programs in development, it will take additional investment and time, and regulatory clearance, for such programs to reach the clinical stage of development. In addition, we have other product candidates in our current pipeline that are based on the same platforms as UpRi, XMT-1660 and XMT-2056. If a product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of UpRi, XMT-1660 or XMT-2056 or of any other current or future product candidate, or if UpRi, XMT-1660 or XMT-2056 or any other current or future product candidate were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.
Events that may delay or prevent successful commencement, enrollment or completion of clinical trials of our product candidates could result in increased costs to us as well as a delay in obtaining, or failure to obtain, regulatory approval, or cause us to suspend or terminate a clinical trial, which could prevent us from commercializing our product candidates on a timely basis, or at all.

We cannot guarantee that clinical trials, including our ongoing and any future additional clinical trials of UpRi, XMT-1660, XMT-2056 or any of our other current or future product candidates, will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical trial. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:
•delays in reaching a consensus with regulatory agencies on trial design;
•delays in reaching, or failing to reach, agreement on acceptable terms with prospective clinical research organizations, or CROs, site management organizations, or SMOs, and clinical trial sites;

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

•failure by CROs, SMOs, other third parties or us to adhere to clinical trial requirements;

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

•lack of adequate funding to continue one or more clinical trials; or

•geopolitical or other events, including the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine, that unexpectedly disrupt, delay or generally interfere in regional or worldwide operations of our clinical trial sites, CROs, SMOs or other operations applicable to the conduct of relevant development activities.

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to commence, enroll or complete our current and anticipated clinical trials. If we or our collaborators are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our collaborators’ product candidates based on our technology.

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

•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they are late-stage cancer patients, that they will not survive the full terms of the clinical trials; and

•the ability of our clinical trial sites to continue key activities, such as clinical trial site data monitoring and patient visits, due to factors related to the ongoing COVID-19 pandemic or other worldwide events.

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

Challenges in recruiting and enrolling suitable patients to participate in clinical trials that meet the criteria of the protocol could increase costs and result in delays to our current development plans for UpRi, XMT-1660, XMT-2056 or any other current or future product candidate.

Our product candidates or ADCs developed or commercialized by our competitors may cause undesirable side effects or have other properties that halt their clinical development, delay or prevent regulatory approval of our product candidates or limit their commercial potential.

Undesirable side effects caused by our product candidates or ADCs being developed or commercialized by our collaborators or competitors could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label, the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug. SAEs, including death, deemed to be caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could have a material adverse effect on the development of our product candidates and our business as a whole.

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

At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of our lead product candidate, UpRi, and a limited number of other product candidates, including XMT-1660 and XMT-2056 and historically including XMT-1592. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. For example, in May 2022, we decided to discontinue development of XMT-1592 based in part on the lower prevalence of the NaPi2b biomarker in non-small cell lung cancer, or NSCLC, and the increasingly competitive nature of such indication. We may also cease developing a product candidate for a particular indication. For example, in November 2021, we determined to cease developing UpRi as a single agent in patients with NSCLC and determined to focus development on patients with ovarian cancer. As a result, we may have missed an opportunity to have allocated the resources originally used to develop UpRi as a single agent in patients with NSCLC and to develop XMT-1592 to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.

We or our collaborators may fail to discover and develop additional potential product candidates.

Our and our collaborators’ research programs to identify new product candidates will require substantial technical, financial and human resources, and we or our collaborators may be unsuccessful in our or their efforts to identify new product candidates. If we or our collaborators are unable to identify suitable additional product candidates for preclinical and clinical development, our or their ability to develop product candidates and our ability to obtain revenues from commercializing our products or to receive royalties from our collaborators’ sales of their products in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.
Risks Related to our Financial Position and Need for Additional Capital
We have incurred net losses since our inception, we have no products approved for commercial sale and we anticipate that we will continue to incur substantial operating losses for at least the next several years. We may never achieve or sustain profitability.
We have incurred net losses since our inception. Our net loss was $204.2 million, $170.1 million, and $88.0 million, respectively, for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $654.7 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in 2023, nor may we generate any product revenues thereafter if we are unable to apply for or obtain marketing approvals or gain market acceptance for any approved product(s). Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily with the proceeds from our strategic collaborations, private placements of our preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our at-the-market, or ATM, equity offering programs. The amount of our future net losses will depend, in part, on the rate of our future expenditures. We have not completed pivotal clinical trials for any product candidate and have only a limited number of product candidates in current or planned clinical trials. It will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues would depend upon the size of the market or markets in which our product candidates received such approval and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•continue clinical development activities for our lead product candidate, UpRi, and for XMT-1660 and XMT-2056;

•continue to develop a diagnostic assay for the NaPi2b biomarker;

•continue activities to discover, validate and develop additional product candidates;

•obtain marketing approvals for our current and future product candidates for which we complete clinical trials and obtain marketing approvals, either ourselves or through a third party, for any necessary companion or complementary diagnostics;

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

To become and remain profitable, we must succeed in developing our product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may not succeed in these activities, and we may never generate revenue from product sales or strategic collaborations in an amount sufficient to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations.

We have a credit facility that requires us to comply with certain affirmative and negative covenants and places restrictions on our operating and financial flexibility.

In October 2021, we entered into a Loan and Security Agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, SVB as a lender, and the other lenders party thereto, or together the Lenders. Pursuant to the New Credit Facility, as amended to date, we may borrow up to an aggregate of $100 million, which includes $40 million available in up to four principal advances through June 30, 2023, $40 million in up to one principal advance through September 30, 2023, subject to meeting certain development milestones, and an additional tranche of $20 million, which is subject to conditional approval from the Lenders. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds from intellectual property), and a negative pledge on intellectual property.

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

Our cash, cash equivalents and marketable securities were $280.7 million as of December 31, 2022. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing UpRi, XMT-1660, XMT-2056 and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for UpRi or any other current or future product candidates, including delays in enrollment of patients. We also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities.

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

•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of any such litigation;

•the timing, receipt and amount of sales of, or royalties on, our future products, if any, or products developed by our collaborators;

•the emergence of competing cancer therapies and other adverse market developments; and

•the requirement for or the cost of developing companion diagnostics and/or complementary diagnostics.

We currently have the option to borrow $15 million under the New Credit Facility. We believe that our current cash, cash equivalents and marketable securities, which reflects the receipt in 2023 of a $30 million up-front payment from Merck KGaA related to our December 2022 collaboration, plus the available borrowings under the New Credit Facility will be sufficient to fund our current operating plan commitments into the second half of 2024. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to borrow funds under the New Credit Facility is subject to us complying with the applicable covenants at the time we request a drawdown. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or ADC product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our capital need through a variety of means, including through private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring future debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness, each of which could adversely impact our ability to conduct our business and execute our operating plan. If we raise additional funds through strategic collaborations with third parties, we may have to relinquish valuable rights to our technologies, including our platforms, or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for UpRi, XMT-1660, XMT-2056 or any other current or future product candidates or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We may expend our resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates could result in our focus on product candidates with low market potential, which would harm our business and financial condition. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Our Reliance on Third Parties
Because we rely on third-party manufacturers and suppliers, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
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

•loss of the cooperation of an existing or future strategic collaborator;

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

In order to conduct clinical trials of our product candidates and commercialize any approved product candidates, we, or our third-party manufacturers, will need to manufacture them in large quantities. We, or our third-party manufacturers, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we or any third-party manufacturer are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We have evaluated which third-party manufacturers to engage for scale-up to commercial supply of our product candidates, including UpRi, and we have begun to transfer and scale-up certain manufacturing activities. If we are unable to obtain or maintain third-party manufacturing for commercial supply of our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully.

We rely on third parties to conduct preclinical studies and clinical trials for UpRi, XMT-1660, XMT-2056 and our other product candidates, and if such third parties do not properly, timely and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for UpRi, XMT-1660, XMT-2056 or any other current or future ADC product candidates.

We designed the ongoing and planned clinical trials for UpRi, XMT-1660 and XMT-2056, as well as the trial for XMT-1592 that closed in September 2022, and we intend to design any future clinical trials for any future product candidates that we may develop if preclinical studies are successful and we do not have a strategic collaborator responsible for such trial design. However, we rely on CROs, SMOs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, SMOs, investigators and other third parties are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with current good laboratory practices or current good clinical practices, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

We depend on strategic relationships with other companies to assist in the research, development and commercialization of our ADC platforms and ADC product candidates. If our existing collaborators do not perform as expected, this may negatively affect our ability to commercialize our ADC product candidates or generate revenues through technology licensing or may otherwise negatively affect our business.

We have established strategic collaborations and intend to continue to establish strategic collaborations and other relationships with third parties to research, develop and commercialize our platforms and existing and future product candidates. In December 2022, we entered into a collaboration and license agreement with Ares Trading, S.A., an affiliate of Merck KGaA, for the research, development and commercialization of ADC product candidates leveraging our Immunosynthen platform, and in February 2022, we entered into a collaboration agreement with Janssen Biotech, Inc. for the research, development and commercialization of ADC product candidates leveraging our Dolasynthen platform. We had also entered into a collaboration agreement with Merck KGaA for the development and commercialization of ADC product candidates leveraging our Dolaflexin platform. Additionally, in August 2022, we entered into an option, collaboration and license agreement, or the GSK Agreement, with GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, pursuant to which we granted GSK an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056. Under these arrangements, we will depend on our collaborators to design and conduct their clinical trials. As a result, we will not be able to control or oversee the conduct of these programs by our collaborators and those programs may not be successful, which may negatively impact our business operations. In addition, if any of these collaborators withdraw support for these programs or proposed products or otherwise impair their development or experience negative results, our business and our product candidates could be negatively affected.

Our collaborators may terminate their agreements with us for cause under certain circumstances or at will in certain cases and discontinue use of our technologies. In addition, we cannot control the amount and timing of resources our collaborators may devote to products utilizing or incorporating our technology. Moreover, our relationships with our collaborators may divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may fail to perform their obligations under the collaboration agreements or may not perform their obligations in a timely manner. If conflicts arise between our collaborators and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, or if GSK ultimately decides not to exercise its option for a license to co-develop and commercialize XMT-2056, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. Furthermore, if our collaborators do not prioritize and commit sufficient resources to programs associated with our product candidates or collaboration product candidates, we or our collaborators may be unable to commercialize these product candidates, which would limit our ability to generate revenue and become profitable.

Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Competing products, either developed by our collaborators or to which our collaborators have rights, may result in the withdrawal of collaborators support for our product candidates. Even if our collaborators continue their contributions to the strategic relationships, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Additionally, if our collaborators pursue different clinical or regulatory strategies with their product candidates based on our platforms or technologies, adverse events with their product candidates could negatively affect our product candidates utilizing similar technologies. Any of these developments could harm our product development efforts.

To date, we have depended on a small number of collaborators for a substantial portion of our revenue. The loss of any one of these collaborators could result in non-achievement of our expected revenue payments.

We have entered into strategic collaborations with a limited number of companies. To date, a substantial portion of our revenue has resulted from payments made under agreements with our strategic collaborators, and we expect that a portion of our revenue will continue to come from strategic collaborations. The loss of any of our collaborators, or the failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and future strategic collaborations are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

We may seek to establish additional strategic collaborations, and if we are not able to establish them on commercially reasonable terms, or maintain them, we may have to alter our development and commercialization plans.

We continue to strategically evaluate our collaborations and, as appropriate, we expect to enter into additional strategic collaborations in the future, including potentially with major biotechnology or biopharmaceutical companies. We face significant competition in seeking appropriate collaborators for our product candidates and platforms, and the negotiation process is time-consuming and complex. In order for us to successfully collaborate with a third-party to leverage our platforms or advance our product candidates, potential collaborators must view these platforms and product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available platforms and products for licensing by other companies. Even if we are successful in our efforts to establish strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into strategic collaboration agreements related to our product candidates or platforms could delay the development and commercialization of existing or future product candidates and reduce their competitiveness even if they reach the market. If we are not able to generate revenue under our strategic collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

If we fail to establish and maintain additional strategic collaborations related to our product candidates for which we have not yet entered into a strategic collaboration, we will bear all of the risk and costs related to the development of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise, such as regulatory expertise, for which we have not budgeted. If we are not successful in seeking additional financing, hiring additional employees or developing additional expertise, if necessary, our cash burn rate would increase or we would need to take steps to reduce our rate of product candidate development. This could negatively affect the development of any product candidate for which we do not currently have a collaborator.
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

Perceptions of any product are influenced by perceptions of competitors’ products. As a result, adverse public perception of our competitors’ products may negatively impact the market acceptance of our product candidates. Market acceptance is critical to our ability to generate significant revenue and become profitable. Any therapeutic candidate, if approved and commercialized, may be accepted in only limited capacities or not at all. If any approved products are not accepted by the market to the extent that we expect, we may not be able to generate significant revenue and our business would suffer.

The incidence and prevalence for target patient populations of our drug candidates have not been established with precision. If the market opportunities for our drug candidates, including particularly UpRi, are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The precise incidence and prevalence of ovarian cancer with NaPi2b expression are uncertain. Our estimates of both the number of people who have this disease, as well as the subset of people with ovarian cancer who have the potential to benefit from treatment with UpRi, are based on estimates. The total addressable market opportunity for UpRi for the treatment of ovarian cancer with NaPi2b positive expression, if UpRi is approved for sale for this indication, will ultimately depend upon, among other things, the diagnosis criteria included in the final label for UpRi, acceptance by the medical community, the approval and availability of a commercial diagnostic assay to identify patients with NaPi2b positive ovarian cancer, and patient access, drug pricing and reimbursement. The number of patients who can be treated with UpRi or any of our other current or future product candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, we may face increasing difficulties in identifying or gaining access to new patients, or diagnostic assays to help identify patients may not be available, all of which would adversely affect our results of operations and our business.

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

In some countries, including member states of the European Union, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other trials that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic collaborators. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic collaborators and the potential profitability of our product candidates in those countries would be negatively affected.

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

We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including Daiichi Sankyo Company, Limited; ImmunoGen, Inc.; Gilead Sciences, Inc.; Pfizer Inc.; and Seagen Inc. These companies or their partners and collaborators, including Astellas Pharma Inc.; AstraZeneca plc; AbbVie Inc.; Genentech, a member of the Roche Group; and Takeda Pharmaceuticals, Inc., to Takeda, may develop product candidates that compete in the same indications as our current and future product candidates. Multiple companies are also developing ADCs that could compete with our Immunosynthen product candidates, including Bolt Biotherapeutics, Inc. and Takeda, albeit with differing immune stimulating approaches. We expect to compete based on our innovative technology and the efficacy, safety and tolerability profile of our ADCs compared to other product candidates, but if our ADCs are not demonstrably superior in these respects, we may not be able to compete effectively. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approval and marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, establishing clinical trial sites, recruiting patients and in manufacturing pharmaceutical products and may succeed in discovering, developing and commercializing products in our field before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through strategic relationships with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

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

•comply with applicable laws, regulations and regulatory requirements and restrictions with respect to the commercialization of our products, including with respect to any changed or increased regulatory restrictions; and

•enter into additional strategic collaborations to advance the development and commercialization of our product candidates.
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

If we fail to comply with our obligations under any license, strategic collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our ADC product candidates.

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

In addition, our existing licenses and collaboration agreements, including our licenses with Ares Trading S.A., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany, or Merck KGaA, and Merck KGaA for intellectual property covering the Immunosynthen and Dolaflexin platforms; our potential license with GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, for intellectual property covering XMT-2056; our license with Janssen Biotech, Inc., or Janssen, for intellectual property covering the Dolasynthen platform; our license with with Recepta Biopharma S.A., or Recepta, for intellectual property covering the NaPi2b antibody in UpRi; and our license with Synaffix B.V., or Synaffix, for intellectual property covering components included in the Dolasynthen platform, impose, and any future licenses, collaborations or other agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, including, in the case of our agreements with Merck KGaA, the license for the rights covering the Immunosynthen and Dolaflexin platforms; in the case of our agreement with GSK, the potential license for the rights covering XMT-2056; in the case of our agreement with Janssen, the license for the rights covering the Dolasynthen platform; in the case of our agreement with Recepta, the license for the rights covering the NaPi2b antibody in UpRi; and, in the case of our agreement with Synaffix, the license for the rights covering components in the Dolasynthen platform. Any of the foregoing could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreements, including:

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

•the inventorship and ownership of inventions and know how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and

•the priority of invention of patented technology.

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

Our commercial success depends in part on our ability and the ability of our strategic collaborators to develop, manufacture, market and sell product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexamination, inter partes review, derivation and post grant review proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product candidates. As the biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our platform technology and discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants and outside scientific advisors, contractors and collaborators. We cannot guarantee that we have entered into such agreement with each party that may have or have had access to our trade secrets or proprietary technology and processes. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. We may not have adequate remedies in the case of a breach of any such agreements, and our trade secrets and other proprietary information could be disclosed to our competitors or others may independently develop substantially equivalent or superior proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.

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

•we, or our license partners or current or future strategic collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;

•we, or our license partners or current or future strategic collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a biologics license application, or BLA, from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. While we have announced that we expect data from our UPLIFT clinical trial of UpRi in mid-2023 which, if positive, we expect would support our submission of a BLA for UpRi for the treatment of platinum-resistant ovarian cancer under the FDA's accelerated approval pathway around the end of 2023, there can be no guarantee that these data will be positive or sufficient to support approval of UpRi by the FDA. Additionally, we have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

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

We intend to market our current product candidates, UpRi, XMT-1660 and XMT-2056, if approved, in international markets either directly or through collaborations. In order to market and sell our products in the European Union and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

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

In addition, following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. After lapse of a transition period, the United Kingdom is no longer part of the European Single Market and European Union Customs Union as of January 1, 2021. A trade and cooperation agreement that outlined the future trading relationship between the United Kingdom and the European Union was agreed to in December 2020 and entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure. However, it is unclear whether the MHRA in the United Kingdom is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive after such time. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

We have in the past sought and may also in the future seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

We have received orphan drug designations for XMT-2056 and UpRi, but we may not be able to obtain orphan drug exclusivity for any additional product candidates, and even if we do, that exclusivity may not prevent the FDA or EMA from approving other competing products.

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

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA issued final guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. In May 2022, the FDA granted orphan drug designation to XMT-2056 for the treatment of patients with gastric cancer, and in December 2022, the European Commission granted orphan medicinal product designation to UpRi for the treatment of ovarian cancer, but we may not be able to obtain orphan drug exclusivity for any additional product candidates in the future.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” The court concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, we may lose any expected benefits of the orphan drug designation we have received for XMT-2056, and our business could be adversely impacted.

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

On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

We are currently conducting clinical trials for UpRi, and may conduct future clinical trials for our other product candidates, at sites outside of the United States. The FDA may not accept data from trials conducted in such locations, or the complexity of regulatory burdens may otherwise adversely impact us.

We are currently conducting clinical trials for UpRi outside of the United States, and we plan to continue to conduct clinical trials for UpRi and our current and future other product candidates outside of the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with GCPs. If the foreign data is the sole basis for a marketing application, then the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful and the FDA must be able to validate the data through an on-site inspection, if necessary. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any clinical trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

Furthermore, the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine may also have an impact on our ability to successfully conduct trials outside of the United States. For example, we are conducting UPLIFT in countries where clinical trial site staff continue to be diverted to care for COVID-19 patients and where regulatory authorities are short staffed, due in part to continuing impacts of the COVID-19 pandemic. Additionally, we do business with a CRO that has had employees and operations in Ukraine that have been adversely impacted by Russian hostilities, though such employees and operations are not directly involved with our clinical trials. If we have difficulty conducting our clinical trials in jurisdictions outside the United States as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have a material adverse effect on our business.

Accelerated approval by the FDA, even if granted for UpRi or any other current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We intend to seek approval of UpRi and may seek approval any of our other current and future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit.

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

There can be no assurance that the FDA will agree with any proposed surrogate endpoints or that we will decide to pursue or submit an BLA for accelerated approval or any other form of expedited development, review or approval for UpRi or any of our other current or future product candidates. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.

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

With passage of the Food and Drug Omnibus Reform Act, or FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of a new drug application or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

Accordingly, even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

If we or our third-party collaborators are unable to successfully develop and commercialize any required companion diagnostics or appropriate complementary diagnostics for our product candidates or to engage a third party to do so, or we or they experience significant delays in doing so, we may not realize the full potential of our product candidates.

We expect that that a companion or complementary diagnostic may be necessary in connection with UpRi, and a companion or complementary diagnostic may be necessary in connection with any of our other current or future product candidates. If a companion diagnostic is required for the label of any of our product candidates, our ability to market such product candidates will be conditioned on the commercial availability of an approved companion diagnostic. Similarly, if a complementary diagnostic is necessary for any of our product candidates, we may not realize the full potential of such product candidates if such complementary diagnostic is not available.

We may seek approval for any such companion diagnostic or complementary diagnostic, or we may contract with third parties to create and obtain approval for a companion or complementary diagnostic, including our NaPi2b assay. To be successful in developing and commercializing such a companion or complementary diagnostic, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development and commercialization of companion or complementary diagnostics and may not be successful in developing and commercializing either our NaPi2b assay or any other appropriate companion or complementary diagnostics to pair with UpRi or any of our other current or future product candidates. Companion and complementary diagnostics are subject to regulation by the FDA and equivalent foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we will rely in part or in whole on third parties for their design, manufacture and commercialization. We, our collaborators or such third parties may encounter difficulties in developing and obtaining approval for the companion or complementary diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. Any delay or failure by us, our collaborators or such third parties to develop or obtain regulatory approval of the companion or complementary diagnostics could delay or prevent approval or limit our ability to recognize the full potential of our product candidates. If we, or any third parties that we may contract with to assist us, are unable to successfully develop and commercialize companion or complementary diagnostics for our product candidates, or experience delays in doing so:

•our product candidates may not receive marketing approval if safe and effective use of a product candidate depends on the availability of a companion diagnostic and such diagnostic is not commercially available or otherwise approved or cleared by the appropriate regulatory authority; and

•we may not realize the full commercial potential of any product candidates that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from therapy with our products, if approved.

If any of these events were to occur, our business would be harmed, possibly materially.

In addition, third-party collaborators may encounter production difficulties that could constrain the supply of the companion or complementary diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics or complementary in the clinical community. If such companion or complementary diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our product candidates, if approved. In addition, any diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic or complementary that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. Additionally, we may need to enter into contracts with more than one third party in order to gain widespread availability and acceptance of any companion or complementary diagnostic. We may not be able to enter into arrangements with another or additional diagnostic company to obtain supplies of additional or an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or the Tax Act, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Service, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 additional Medicare Part D drugs in 2027, 15 additional Medicare Part B or Part D drugs in 2028, and 20 additional Medicare Part B or Part D drugs per year in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on any of our product candidates, if approved, or the full value of our patents protecting any such approved drug products if prices are set after any such approved products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is regulated by the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we have needed to and expect that we will continue to need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or disrupt our operations.

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

We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are unable to successfully integrate them with our existing technologies. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot be assured that, following any such acquisition, we will achieve the expected synergies to justify the transaction. Our internal computer systems, or those of our strategic and other third-party collaborators or other contractors or consultants, may fail or suffer security breaches, which could adversely affect our business, including through material disruptions of our programs or business operations.

Our internal information technology systems and those of our current or future strategic and other third-party collaborators and other contractors and consultants are vulnerable to service interruptions or security breaches, including from cyber-attacks, computer viruses, ransomware, malware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If a failure, accident or security breach were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations. We could lose access to our trade secrets or other proprietary information or experience other disruptions, which could require a substantial expenditure of resources to remedy. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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
Our stock price has been and may continue to be volatile. During the period from February 24, 2020 to February 24, 2023, the closing price of our common stock ranged from a high of $27.59 per share to a low of $2.84 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:

•results and timing of preclinical studies and clinical trials of our current or future product candidates, including UpRi, XMT-1660 and XMT-2056;

•results of clinical trials of our competitors’ products;

•failure to adequately protect our trade secrets;

•the terms on which we raise additional capital or our ability to raise it;

•commencement or termination of any strategic collaboration or licensing arrangement;

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

Our amended and restated certificate of incorporation, as amended, amended and restated by-laws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. Our amended and restated certificate of incorporation, as amended, and amended and restated by-laws include provisions that:

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

For the years ended December 31, 2022, 2021 and 2020, we recorded no income tax benefit for the net operating losses, or NOLs, incurred in each year, due to the uncertainty of realizing a benefit from those items. We have incurred NOLs since our inception. As of December 31, 2022 , we have federal NOLs of approximately $432.8 million and state NOLs of approximately $365.3 million. Of the $432.8 million of federal NOLs, $34.1 million expire at various dates through 2037. The remaining $398.7 million of federal NOLs do not expire. The state NOLs will expire at various dates through 2042. As of December 31, 2022, we had federal and state research and development tax credit carryforwards of approximately $17.4 million and $5.1 million, respectively, which expire at various dates through 2042. Under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Section 382 of the Internal Revenue Code, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and our ability to use our

NOLs to offset taxable income could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. We have determined that ownership changes have occurred since our inception and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. We may also have incurred subsequent ownership changes. Furthermore, our ability to utilize our NOLs and research and development tax credit carryforwards is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for at least the next several years; thus, we do not know when we will generate the U.S. federal taxable income necessary to utilize our NOLs. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. The Tax Act, as amended by the CARES Act, significantly revises the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limitation of the deduction for NOLs to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017, though any such NOLs may be carried forward indefinitely. In addition, beginning in 2022, the Tax Act eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The IRA, which was signed into law in August 2022, also introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded corporations. The one percent excise tax generally applies to any acquisition of stock by the publicly traded corporation (or certain of its affiliates) from a stockholder of the corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

Regulatory guidance under the Tax Act, the IRA, and additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the IRA, and additional tax legislation.

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

Our results of operations could be adversely affected by general conditions in the global economy, geopolitical considerations and global financial market conditions, including changes in inflation, interest rates and overall economic conditions and uncertainties. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. We cannot assure stockholders that deterioration of the global credit and financial markets would not negatively impact our stock price, our current portfolio of cash equivalents or investments, or our ability to meet our financing objectives. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. A weak or declining economy, could also strain our suppliers and vendors involved in our clinical development activities.

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
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, ship investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain for materials are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, raw material supplies, production slowdowns or disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.
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

The COVID-19 pandemic continues to evolve. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the emergence and severity of new variants of the virus, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, the timing, availability, efficacy, adoption and distribution of vaccines or other preventative treatments and other actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know and are unable to predict the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Our corporate headquarters are located in Cambridge, Massachusetts. We occupy approximately 45,000 square feet of office and laboratory space that we lease in a multi-tenant building in which our corporate headquarters are located. The lease for the substantial majority of this space expires in March 2026. We have an option to extend the lease term for an additional five years thereafter. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. We are not currently party to any material legal proceedings. Additionally, although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Information Regarding the Trading of Our Common Stock
Our common stock trades under the symbol “MRSN” on the Nasdaq Global Select Market. As of February 24, 2023, there were 19 holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared nor paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in respect of our common stock in the foreseeable future. In addition, our current credit facility contains restrictive covenants that prohibit us, subject to certain exceptions, from paying dividends on our common stock. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on restrictions and other factors our board of directors may deem relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.
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
The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2017 through December 31, 2022, which was the last trading day of the year. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliates Purchasers
Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2022.
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
The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Annual Report on Form 10-K, including those risks identified under Part II, Item 1A. Risk Factors.
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
For our discussion and analysis of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.
Overview
We are a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged over 20 years of industry learning in the ADC field to develop three proprietary and differentiated technology platforms that enable us to develop ADCs designed to have improved efficacy, safety and tolerability relative to existing ADCs and other approved therapies. We believe that our innovative platforms and our proprietary payloads together enable a robust discovery pipeline for us and our collaborators. Our investments in our novel and proprietary auristatin DolaLock payload, as well as our novel and proprietary STING (stimulator of interferon genes) agonist ImmunoLock payload, together with the GMP supply chain established for Dolaflexin, Dolasynthen and Immunosynthen all enable our ability to apply these platforms to new and different targets and antibodies to create new product candidates. We call this our product engine. Our ADCs in preclinical studies and clinical trials include first-in-class molecules that target multiple tumor types with high unmet medical need.

Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC platforms and the experience and competencies of our management team to discover and develop promising ADC product candidates and to commercialize cancer therapeutics that address unmet medical needs or provide significant benefits to patients.

Our lead product candidate, upifitamab rilsodotin, which we refer to as UpRi, is a first-in-class Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and other cancers. We are currently evaluating UpRi in platinum-resistant ovarian cancer in a single-arm registrational trial, which we refer to as UPLIFT, for which we completed enrollment of approximately 270 patients in October 2022. We expect to report top-line data from UPLIFT in mid-2023 following the major oncology conferences scheduled for June, and, if the data are positive, to submit a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, under the accelerated approval pathway around the end of 2023. We also initiated screening of patients in UP-NEXT, our Phase 3 clinical trial of UpRi as monotherapy maintenance treatment following treatment with platinum doublets in recurrent platinum-sensitive ovarian cancer, in the third quarter of 2022, and we continue to enroll patients in this trial. If data from the trial are positive, we believe UP-NEXT could serve as a post-approval confirmatory trial in the United States, support potential approvals outside of the United States and support UpRi’s expansion into earlier lines of therapy. Additionally, we are also conducting a Phase 1 combination trial, which we refer to as UPGRADE-A, exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer. We have completed the dose escalation portion of UPGRADE-A, initiated the dose expansion portion of UPGRADE-A in January 2023, and expect to present data from the trial in the second half of 2023. We may explore UpRi in combination with other therapies in a series of UPGRADE trials. Together, data from all of our clinical trials of UpRi have the potential to establish the safety and efficacy of UpRi across a wide range of ovarian cancer patients, from those who are platinum-resistant and heavily pre-treated to those in earlier lines of the disease.

We are investigating two additional ADCs, XMT-1660 and XMT-2056, in Phase 1 clinical trials. XMT-1660 is a B7-H4-directed Dolasynthen ADC designed with a precise, target-optimized drug-to-antibody ratio, or DAR, of 6 and our DolaLock microtubule inhibitor payload with controlled bystander effect. We are currently enrolling patients in our multicenter Phase 1 trial investigating the safety, tolerability and anti-tumor activity of XMT-1660 in patients with breast, endometrial and ovarian cancers, for which trial we began dosing patients in August 2022. The FDA has granted Fast Track designation to XMT-1660 for the treatment of adult patients with advanced or metastatic triple-negative breast cancer. XMT-2056 is a systemically administered Immunosynthen STING agonist ADC (DAR 8) that is designed to target a novel epitope of human epidermal growth factor receptor 2, or HER2, distinct from that targeted by either trastuzumab or pertuzumab, and to locally activate STING signaling in both tumor-resident immune cells and in tumor cells, providing the potential to treat patients with HER2-high or -low tumors as monotherapy and in combination with standard-of-care agents. We initiated a multicenter Phase 1 open-label trial of XMT-2056 in previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers, in January 2023.

We also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, that leverage our Immunosynthen platform.

In May 2022, we made the decision to discontinue the development of XMT-1592, a Dolasynthen ADC that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and NSCLC, and to close this company-sponsored trial, which was completed in September 2022.

We have entered into a global collaboration providing GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, an exclusive option to co-develop and commercialize XMT-2056. In addition, we have established strategic research and development collaborations with Janssen Biotech, Inc., or Janssen, and Merck KGaA, Darmstadt, Germany, or Merck KGaA, and its affiliates for the development and commercialization of additional ADC product candidates leveraging our proprietary Dolasynthen, Dolaflexin and Immunosynthen platforms against a limited number of targets selected by our collaborators. We believe the potential of our ADC product candidates and platforms, supported by our scientific and technical expertise and enabled by our intellectual property strategy, all support our independent and collaborative efforts to discover and develop life-changing ADCs for patients fighting cancer.

Since inception, our operations have focused on building our platforms, identifying potential product candidates, producing drug substance and drug product material for use in preclinical studies, conducting preclinical and toxicology studies, manufacturing clinical trial material and conducting clinical trials, establishing and protecting our intellectual property, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our strategic collaborations, private placements of our convertible preferred stock and public offerings of our common stock, including through our at-the-market, or ATM, equity offering programs.

Since inception, we have incurred significant cumulative operating losses. Our net losses were $204.2 million and $170.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $654.7 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development and manufacturing activities for UpRi, XMT-1660 and XMT-2056;
•prepare for a potential BLA submission for UpRi around the end of 2023 and engage in preparations for a potential commercial launch of UpRi, if approved, in 2024;
•continue diagnostic development efforts with respect to the NaPi2b biomarker;
•continue activities to discover, validate and develop additional product candidates, including XMT-2068 and XMT-2175;
•maintain, expand and protect our intellectual property portfolio; and
•hire additional research, development and general and administrative personnel.

Financial Operations Overview
Revenue
To date, we have not generated any revenue from the sale of products. All of our revenue has been generated from strategic collaborations.
In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., or MRKDG, a wholly-owned subsidiary of Merck KGaA, for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. MRKDG is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at their cost. MRKDG has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. We did not recognize revenue related to the 2022 Merck KGaA Agreement during the year ended December 31, 2022.
In August 2022, we entered into a collaboration, option and license agreement, or the GSK Agreement, with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During the year ended December 31, 2022, we recognized $2.0 million of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into a research collaboration and license agreement, or the Janssen Agreement, with Janssen for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. Janssen is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Janssen's cost. Janssen has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the year ended December 31, 2022, we recognized $24.2 million of collaboration revenue related to performance under the Janssen Agreement and an associated development milestone.
In June 2014, we entered into a collaboration and commercial license agreement, or the 2014 Merck KGaA Agreement, with Merck KGaA for the development and commercialization of ADC product candidates utilizing our Dolaflexin platform for up to six target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for generating Dolaflexin and conjugating this to such antibodies to create the ADC product candidates. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In May 2018, we entered into a supply agreement, or the Merck KGaA Supply Agreement, with Merck KGaA for the supply of materials that could be used for investigational new drug, or IND, -enabling studies and clinical trials. For each of the years ended December 31, 2022 and 2021, we recognized an immaterial amount of revenue related to the 2014 Merck KGaA Agreement and Merck KGaA Supply Agreement.
During the year ended December 31, 2022, we recognized $0.3 million of revenue related to services provided to Asana BioSciences, LLC, or Asana Biosciences. We did not recognize revenue related to Asana Biosciences during the year ended December 31, 2021.

For the foreseeable future, we expect substantially all of our revenue to be generated from our collaboration agreements with GSK, Janssen, Merck KGaA and its affiliate, MRKDG, and Asana BioSciences. Given the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments or any royalty payments under these collaborations.

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
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. In light of our decision to discontinue further clinical development of XMT-1592 in the second quarter of 2022, all costs associated with our Dolasynthen platform were prospectively re-allocated to XMT-1660, which is now our lead Dolasynthen-based product candidate, following such decision. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our product candidates XMT-2068 and XMT-2175 and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(in thousands)	2022	2021	2020
UpRi external costs	$66,119	$45,511	$18,689
XMT-1660 external costs	15,032	—	—
XMT-2056 external costs	4,981	—	—
XMT-1592 external costs	3,802	9,126	7,180
Preclinical and discovery costs	14,991	28,464	9,883
Internal research and development costs	68,460	48,912	31,284
Total research and development costs	$173,385	$132,013	$67,036
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

We expect our research and development expenses to increase as we continue our clinical development and manufacturing of UpRi, XMT-1660 and XMT-2056, advance our preclinical pipeline and invest in improvements in our ADC technologies.
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
Other income (expense)
Other income (expense) consists primarily of interest expense related to borrowings under our credit facility and associated amortization of the deferred financing costs and the accretion of debt discount. Interest income includes interest earned on cash equivalents and marketable securities.

Results of Operations
Comparison of Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items:

	Year Ended December 31,		Dollar Change
(in thousands)	2022	2021
Collaboration revenue	$26,581	$43	$26,538
Operating expenses:
Research and development	173,385	132,013	41,372
General and administrative	56,963	36,888	20,075
Total operating expenses	230,348	168,901	61,447
Other income (expense):
Interest income	2,883	65	2,818
Interest expense	(3,328)	(1,267)	(2,061)
Total other expense, net	(445)	(1,202)	757
Net loss	$(204,212)	$(170,060)	$(34,152)
Collaboration Revenue
Collaboration revenue increased by $26.5 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to collaboration revenue of $24.2 million recognized under the Janssen Agreement and $2.0 million recognized under the GSK Agreement.
Research and Development Expense
Research and development expense increased by $41.4 million from $132.0 million for the year ended December 31, 2021 to $173.4 million for the year ended December 31, 2022.
The increase in research and development expense was primarily due to the following:
•an increase of $21.6 million related to manufacturing and clinical development activities for UpRi;
•    an increase of $14.5 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities;
•    an increase of $2.3 million related to clinical development activities for XMT-1660;
•    an increase of $2.2 million related to manufacturing activities for XMT-1660 and the Dolasynthen platform;
•an increase of $1.5 million related to manufacturing and clinical development activities for XMT-2056; and
•an increase of $1.4 million related to consulting and professional fees.
These increased costs were partially offset by a decrease of $3.4 million related to manufacturing and clinical development activities for XMT-1592.
Stock-based compensation expense included in research and development expenses increased by $1.4 million primarily as a result of increased headcount.

General and Administrative Expense
General and administrative expense increased by $20.1 million from $36.9 million for the year ended December 31, 2021 to $57.0 million for the year ended December 31, 2022. The increase in general and administrative expense was primarily due to an increase of $11.1 million related to consulting and professional fees and an increase of $7.1 million related to employee compensation (excluding stock-based compensation) due to an increase in headcount. Stock-based compensation increased by $1.7 million, also primarily as a result of increased headcount.
Total Other Expense, Net
Total other expense, net was $0.4 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively. The increase to the net balance was primarily due to an increase in interest income earned on marketable securities partially offsetting an increase in interest expense related to borrowings under the New Credit Facility, as defined below.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic collaborations, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs.
In May 2020, we established an ATM equity offering program, the 2020 ATM, pursuant to which we were able to offer and sell to the public through Cowen and Company, LLC, or Cowen, as sales agent, up to $100.0 million of our common stock from time to time at prevailing market prices. During the year ended December 31, 2021, we sold approximately 4.0 million shares of common stock under the 2020 ATM, resulting in net proceeds of $43.1 million. During the year ended December 31, 2022, we sold approximately 11.7 million shares of common stock under the 2020 ATM, resulting in gross proceeds and net proceeds of $55.9 million and $54.8 million, respectively. No shares were sold under the 2020 ATM during the quarter ended December 31, 2022. As of December 31, 2022, there were no amounts remaining unsold and available for sale under the 2020 ATM.
In February 2022, we entered into a new sales agreement, or the February 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. During the quarter ended December 31, 2022, we sold approximately 6.0 million shares of common stock under the February 2022 ATM, resulting in gross proceeds and net proceeds of $40.7 million and $39.9 million, respectively. During the year ended December 31, 2022, we sold approximately 18.8 million shares of common stock under the February 2022 ATM, resulting in gross proceeds and net proceeds of $98.4 million and $96.4 million, respectively. Approximately $1.6 million remained unsold and available for sale under the February 2022 ATM as of December 31, 2022.
In November 2022, we entered into an additional sales agreement, or the November 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell up to the public through Cowen to $150.0 million of our common stock from time to time at prevailing market prices. As of December 31, 2022, we had not sold any shares of common stock under the November 2022 ATM.
On May 8, 2019, we entered into a loan and security agreement, or the Prior Credit Facility, with Silicon Valley Bank, or SVB, which was subsequently amended on June 29, 2019, August 28, 2020 and August 27, 2021. On October 29, 2021, we entered into a loan and security agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, SVB as a lender, and the other lenders from time to time a party thereto, or together the Lenders. The New Credit Facility, as amended on February 17, 2022, October 17, 2022, and December 27, 2022, provides in aggregate up to $100 million in credit, which includes (i) $40 million available at our option in up to four principal advances through June 30, 2023, (ii) an additional $40 million in one principal advance, if we reach certain development milestone events, through September 30, 2023 and (iii) an additional tranche of $20 million, subject to conditional approval from the Lenders. On May 8, 2019, we drew $25 million from the facility, of which $5.5 million was used to repay in full the existing balance and satisfy our existing obligations to SVB under the Prior Credit Facility. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation. Upon entering into the New Credit Facility, we terminated all commitments by SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by us to SVB under the Prior Credit Facility.

As of December 31, 2022, we had cash and cash equivalents and marketable securities of $280.7 million. In February 2023, we received the $30 million upfront payment due to us from MRKDG. In addition to our existing cash and cash equivalents and marketable securities, and available borrowings under the New Credit Facility, we are eligible to earn milestone and other payments under our collaboration agreements with GSK, Janssen, Merck KGaA and its affiliate MRKDG and Asana Biosciences. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash used in operating activities	$(49,363)	$(139,988)	$(74,696)
Net cash (used in) provided by investing activities	(152,716)	(648)	37,027
Net cash provided by financing activities	153,017	63,646	230,412
Increase (decrease) in cash, cash equivalents and restricted cash	$(49,062)	$(76,990)	$192,743
Net Cash Used in Operating Activities
Net cash used in operating activities was $49.4 million for the year ended December 31, 2022 and primarily consisted of a net loss of $204.2 million adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $21.5 million. Net cash used in operating activities was $140.0 million for the year ended December 31, 2021 and primarily consisted of a net loss of $170.1 million adjusted for changes in our net working capital and other non-cash items including stock-based compensation of $18.4 million and depreciation of $0.9 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $152.7 million during the year ended December 31, 2022 as compared to net cash used in investing activities of $0.6 million during the year ended December 31, 2021. During the year ended December 31, 2022, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities. Net cash used in investing activities for the year ended December 31, 2021 consisted primarily of the purchase of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $153.0 million during the year ended December 31, 2022 as compared to $63.6 million during the year ended December 31, 2021. During the year ended December 31, 2022 net cash provided by financing activities consisted primarily of proceeds from the use of our 2020 ATM and February 2022 ATM of $150.9 million. During the year ended December 31, 2021, cash provided by financing activities consisted primarily of the proceeds from the use of the 2020 ATM of $43.1 million and issuance of debt, net of issuance costs, of $24.0 million under the New Credit Facility, as well as proceeds from exercise of stock options of $1.8 million, partially offset by repayment of debt of $5.5 million to repay the Prior Credit Facility.
Funding Requirements
We expect our cash expenditures to increase in connection with our ongoing activities, particularly as we continue the research and development and manufacturing of, initiate clinical trials of and seek marketing approval for our product candidates. In addition, as we prepare for and if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $280.7 million, and we subsequently received the $30 million up-front payment from MRKDG under the 2022 Merck KGaA Agreement. In addition, we currently have the option to borrow $15 million under the New Credit Facility. We believe our currently available funds plus available borrowings on the New Credit Facility will be sufficient to fund our current operating plan commitments into the second half of 2024. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of strategic collaborations, licensing arrangements, equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. We currently have access to the New Credit Facility, as described above, along with funds to potentially be earned in connection with our agreements with GSK, Janssen, Merck KGaA and its affiliate MRKDG and Asana BioSciences, if research and development activities are successful under our collaborations with those parties. Future additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we raise funds through additional strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations
Our material cash requirements from known contractual obligations as of December 31, 2022 primarily consist of operating and finance lease liabilities and principal and interest payments under our New Credit Facility. Our total future minimum lease payments for our finance and operating leases are included in Note 12, Leases, in the Notes to Consolidated Financial Statements. The total future undiscounted minimum lease payments, including operating and finance leases, were $14.0 million as of December 31, 2022. Our total future minimum principal payments under our New Credit Facility are included in Note 8, Debt, in the Notes to Consolidated Financial Statements. The total future minimum principal payments under our New Credit Facility were $25.0 million as of December 31, 2022.
We enter into agreements in the normal course of business with third parties to assist us with preclinical, clinical, manufacturing, and other products and services for operating purposes. These agreements are generally cancellable at any time by us upon reasonable notice, and certain of these agreements include termination rights subject to termination fees or wind down costs. The exact amounts of such obligations are dependent on the timing of termination and the exact terms of the relevant agreement and cannot be reasonably estimated.
We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones, including future payments to third parties with whom we have entered into license agreements. We have not included these commitments on our balance sheet because the achievement and timing of these milestones is not fixed and determinable.

In July 2015, we entered into a license agreement with Recepta Biopharma S.A., or Recepta, for the NaPi2b antibody. We refer to this license agreement, as amended, as the Recepta License. Under the Recepta License, we paid Recepta an upfront payment of $1.0 million and are obligated to pay Recepta up to $65.5 million in development, regulatory and commercial milestones and tiered royalties in the low-single digit percentages on net sales of products outside of Brazil until the expiration of the royalty term. Upon the expiration of each royalty term in each country for each applicable product, the exclusive licenses granted to each party under the Recepta License will become fully-paid up and royalty-free. We have incurred and paid $4.0 million in development milestone payments under the Recepta License.
In January 2019, we entered into a commercial license agreement with Synaffix B.V., or Synaffix, which we amended and restated in November 2021 and February 2022 to expand our relationship with Synaffix. We refer to the amended and restated agreement as the Synaffix License. Under the Synaffix License, we have the right to develop, manufacture and commercialize ADCs directed to targets using Synaffix’s proprietary site-specific conjugation technology. We have licensed five targets in connection with our development programs and collaborations, and we have the right to license up to six additional targets. We have paid $6.8 million related to the Synaffix License, comprised of $4.0 million in reservation and license fees, $1.8 million in milestone payments and $1.0 million which may be applied to future reservation and license fees, as well as certain portions of potential future development milestones. We will be obligated to pay in the range of $48.0 million to $132.0 million for issuance, development, regulatory and commercial milestones. Upon commencement of commercial sales of any ADC product directed to a licensed target, if any, we are required to pay to Synaffix tiered royalties in the low-single digit percentages on net sales of the respective products. The Synaffix License remains in effect on a country-by-country and licensed product-by-licensed product basis until the expiration of the last-to-expire valid claim in a patent licensed under the Synaffix License covering such product in such country. Upon the expiration of the Synaffix License for each licensed product in each country, the licenses granted to us for such product in such country will become fully paid-up and perpetual. We may terminate the Synaffix License in its entirety or on a licensed product-by-licensed product basis at any time. Either party may terminate the Synaffix License, subject to a specified notice and cure period, for a breach by the other party of a material provision of the agreement or upon an insolvency-related event experienced by the other party.
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
Revenue Recognition
We enter into collaboration agreements which are within the scope of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASC 606, under which we license rights to our technology and certain of our product candidates and perform research and development services for third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.
Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.
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
Collaborative Arrangements
We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC 808, Collaborative Arrangements. Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. We consider the guidance in ASC 606 in determining the appropriate treatment for the transactions between us and our collaborators and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. To the extent revenue is generated from a collaboration, we will recognize our share of the net sales on a gross basis if we are deemed to be the principal in the transactions with customers, or on a net basis if we are instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $280.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities are invested in U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.

The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of December 31, 2022, there was $25.0 million outstanding under the New Credit Facility, and a potential change in the associated interest rates would be immaterial to the results of our operations.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Mersana Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mersana Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mersana Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued & Prepaid Clinical Expenses

Description of the Matter	As summarized in Note 7 to the consolidated financial statements, the Company’s accrual for clinical expenses totaled $14.8 million as of December 31, 2022. In addition, the Company’s Prepaid Expenses and Other Current Assets totaled $8.5 million, which included amounts that were paid in advance of services pursuant to clinical trials as of December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the Company is required to estimate clinical costs incurred and related accruals or remaining prepaid expenses based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

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

How We Addressed the Matter in Our Audit
To test the accrued and prepaid clinical expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used to estimate the amounts recorded. We corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects. We also inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. Additionally, we independently confirmed and/or reviewed information received by the Company directly from certain sites and other third parties, which included third parties’ estimates of costs incurred to date. We also performed analytical procedures over fluctuations in accrued and prepaid clinical expenses by vendor, study, or other significant work order throughout the period subject to audit and inspected subsequent invoices received from third parties to assess the impact to the accrued and prepaid balances.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
February 28, 2023

Mersana Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$128,885	$177,947
Short-term marketable securities	151,827	—
Accounts receivable	30,000	—
Prepaid expenses and other current assets	8,507	10,951
Total current assets	319,219	188,898
Property and equipment, net	3,985	1,968
Operating lease right-of-use assets	10,475	12,889
Other assets, noncurrent	661	2,356
Total assets	$334,340	$206,111
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,951	$12,321
Accrued expenses	43,184	28,716
Deferred revenue	30,610	3,944
Operating lease liabilities	2,798	2,303
Other current liabilities	990	239
Total current liabilities	91,533	47,523
Operating lease liabilities, noncurrent	8,575	11,247
Long-term debt, net	24,929	24,626
Deferred revenue, noncurrent	117,043	—
Other liabilities, noncurrent	203	974
Total liabilities	242,283	84,370
Commitments (Note 15)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 and 175,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 105,144,864 and 73,709,056 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	11	7
Additional paid-in capital	746,889	572,213
Accumulated other comprehensive loss	(152)	—
Accumulated deficit	(654,691)	(450,479)
Total stockholders’ equity	92,057	121,741
Total liabilities and stockholders’ equity	$334,340	$206,111
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Collaboration revenue	$26,581	$43	$828
Operating expenses:
Research and development	173,385	132,013	67,036
General and administrative	56,963	36,888	21,902
Total operating expenses	230,348	168,901	88,938
Other income (expense):
Interest income	2,883	65	424
Interest expense	(3,328)	(1,267)	(359)
Total other income (expense), net	(445)	(1,202)	65
Net loss	$(204,212)	$(170,060)	$(88,045)
Other comprehensive loss:
Unrealized loss on marketable securities	(152)	—	(25)
Comprehensive loss	$(204,364)	$(170,060)	$(88,070)
Net loss attributable to common stockholders — basic and diluted	$(204,212)	$(170,060)	$(88,045)
Net loss per share attributable to common stockholders — basic and diluted	$(2.18)	$(2.41)	$(1.43)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	93,654,243	70,580,949	61,485,205
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	45,388,023	$5	$270,662	$25	$(192,374)	$78,318
Issuance of common stock from at-the-market transactions, net of issuance costs of $2,176	10,900,599	1	62,976	—	—	62,977
Issuance of common stock under public offering, net of issuance costs of $10,809	9,200,000	1	163,990	—	—	163,991
Exercise of common stock warrant in exchange for common stock	2,574,971	—	—	—	—	—
Exercise of stock options	697,428	—	3,138	—	—	3,138
Purchase of common stock under ESPP	80,267	—	561	—	—	561
Stock-based compensation expense	—	—	7,172	—	—	7,172
Other comprehensive loss	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(88,045)	(88,045)
Balance at December 31, 2020	68,841,288	$7	$508,499	$—	$(280,419)	$228,087
Issuance of common stock from at-the-market transactions, net of issuance costs of $988	3,961,074	—	43,087	—	—	43,087
Exercise of stock options	421,381	—	1,837	—	—	1,837
Vesting of restricted stock units, net of employee tax obligation	407,060	—	(259)	—	—	(259)
Purchase of common stock under ESPP	78,253	—	640	—	—	640
Stock-based compensation expense	—	—	18,409	—	—	18,409
Net loss	—	—	—	—	(170,060)	(170,060)
Balance at December 31, 2021	73,709,056	$7	$572,213	$—	$(450,479)	$121,741
Issuance of common stock from at-the-market transactions, net of issuance costs of $3,476	30,497,875	4	150,758	—	—	150,762
Exercise of stock options	414,914	—	1,331	—	—	1,331
Exercise of common stock warrant	16,654	—	—	—	—	—
Vesting of restricted stock units	235,591	—	—	—	—	—
Purchase of common stock under ESPP	270,774	—	1,065	—	—	1,065
Stock-based compensation expense	—	—	21,522	—	—	21,522
Other comprehensive loss	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	(204,212)	(204,212)
Balance at December 31, 2022	105,144,864	$11	$746,889	$(152)	$(654,691)	$92,057
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(204,212)	$(170,060)	$(88,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	927	855	1,010
Net amortization of premiums and discounts on marketable securities	(1,462)	—	(86)
Stock-based compensation	21,522	18,409	7,172
Other non-cash items	763	723	148
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	—	—
Prepaid expenses and other current assets	3,863	(2,734)	(1,950)
Other assets	—	(718)	(700)
Accounts payable	947	483	942
Accrued expenses	13,594	12,570	7,280
Operating lease right-of-use assets	2,777	1,829	1,642
Operating lease liabilities	(2,539)	(1,827)	(1,281)
Deferred revenue	143,709	(43)	(828)
Other liabilities	748	525	—
Net cash used in operating activities	(49,363)	(139,988)	(74,696)

Cash flows from investing activities
Maturities of marketable securities	97,000	—	37,500
Purchase of marketable securities	(247,519)	—	—
Purchase of property and equipment	(2,197)	(648)	(473)
Net cash used in investing activities	(152,716)	(648)	37,027

Cash flows from financing activities
Net proceeds from public offering of common stock	—	—	163,990
Net proceeds from at-the-market facilities	150,893	43,087	63,036
Proceeds from exercise of stock options	1,331	1,837	3,138
Proceeds from purchases of common stock under ESPP	1,065	640	561
Payment of employee tax obligations related to vesting of restricted stock units	—	(259)	—
Proceeds from issuance of debt, net of issuance costs	—	24,042	(197)
Repayment of debt	—	(5,486)	—
Payments under finance lease obligations	(272)	(215)	(116)
Net cash provided by financing activities	153,017	63,646	230,412

Increase (decrease) in cash, cash equivalents and restricted cash	(49,062)	(76,990)	192,743
Cash, cash equivalents and restricted cash, beginning of period	178,425	255,415	62,672
Cash, cash equivalents and restricted cash, end of period	$129,363	$178,425	$255,415

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$753	$—	$102
Debt financing costs in accrued expenses	$150	$—	$—
Common stock issuance costs in accounts payable and accrued expenses	$131	$—	$—
Cash paid for interest	$2,463	$429	$234
Right-of-use assets obtained in exchange for operating lease liabilities	$298	$3,783	$9,980
Right-of-use assets obtained in exchange for financing lease liabilities	$—	$609	$—
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements

1. Nature of Business and Basis of Presentation
Mersana Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates ("ADCs") that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged over 20 years of industry learning in the ADC field to develop three proprietary and differentiated platforms that enable it to develop ADCs that are designed to have improved efficacy, safety and tolerability relative to existing ADCs and other approved therapies. The Company’s platforms include Dolaflexin and Dolasynthen, each of which deliver the novel and proprietary auristatin DolaLock payload, as well as Immunosynthen, which delivers the novel stimulator of interferon genes ("STING") agonist ImmunoLock payload.

The Company's lead product candidate, upifitamab rilsodotin ("UpRi"), is a first-in-class Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and other cancers. The Company is currently evaluating UpRi in platinum-resistant ovarian cancer in a single-arm registrational trial, referred to as UPLIFT. The Company is also conducting a placebo-controlled Phase 3 clinical trial, referred to as UP-NEXT, to investigate UpRi as a monotherapy maintenance treatment following treatment with platinum doublets in recurrent platinum-sensitive ovarian cancer. Additionally, the Company is conducting a Phase 1 combination trial, referred to as UPGRADE-A. UPGRADE-A is exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer.
The Company is also investigating XMT-1660, a B7-H4-directed Dolasynthen ADC, in a Phase 1 clinical trial enrolling patients with solid tumors, including in breast, endometrial and ovarian cancers, and XMT-2056, an Immunosynthen STING-agonist ADC that is designed to target a novel epitope of human epidermal growth factor receptor 2 ("HER2"), in a Phase 1 clinical trial enrolling previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers. The Company also has two additional earlier stage preclinical candidates, XMT-2068 and XMT-2175, that leverage the Company's Immunosynthen platform.
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
The Company has incurred cumulative net losses since inception. The Company’s net loss was $204.2 million, $170.1 million and $88.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company expects to continue to incur operating losses for at least the next several years. As of December 31, 2022, the Company had an accumulated deficit of $654.7 million. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Revenue Recognition
The Company enters into collaboration agreements which are within the scope of ASC 606, Revenue from Contracts with Customers ("ASC 606"), under which the Company licenses rights to its technology and certain of the Company’s product candidates and performs research and development services for third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.
Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
The promised good or services in the Company’s arrangements typically consist of license rights to the Company’s intellectual property and research and development services. The Company also has optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts with the customer if such option is elected by the customer, unless the option provides a material right which would not be provided without entering into the contract. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources or (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own and the availability of the required expertise.
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
The Company receives payments from its customers based on billing schedules established in each contract. Such billings generally have 30-day terms. Up-front payments and fees are recorded as a contract liability (deferred revenue) upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional and only the passage of time is required before payment is due. If the right to consideration is subject to a condition other than the passage of time, then the amount is recorded as a contract asset until the right to payment becomes unconditional. In accordance with ASC 606, the Company presents contract assets and contract liabilities on a net basis by customer contract.
Collaborative Arrangements
The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC 808, Collaborative Arrangements ("ASC 808"). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities, are recorded as collaborative arrangements. The Company also considers the guidance in ASC 606 by analogy in determining the appropriate treatment for the transactions between the Company and its collaborators and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. To the extent revenue is generated from a collaboration, the Company will recognize its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Accounting for Stock-based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, directors and non-employees to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. The expected stock price volatility is calculated based on a period of time commensurate with the expected term assumption. Historically, due to the lack of a public market for the Company's common stock prior to completion of its initial public offering and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. During 2022, the Company began to estimate its volatility by using a blend of its stock price history for the length of time it has market data for its stock and the historical volatility of similar public companies for the expected term of each grant. For option grants with an expected term for which sufficient stock price history for the Company exists, expected stock price volatility is calculated using the average of volatilities for the period of the expected term prior to the grant date. For options granted to non-employees, the Company utilizes the contractual term of the option arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
The Company determines the fair value of each restricted stock unit ("RSU") at its grant date based on the closing market price of the Company’s common stock on that date or, if the date of grant is not a day on which the Company's primary trading market was open, the immediately preceding trading day. For stock-based compensation subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock-based compensation on a straight-line basis over the requisite service period.
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
Upon retirement or sale, the cost of the disposed assets and the related accumulated depreciation are eliminated from the balance sheet, and related gains or losses are reflected in the statement of operations. There were no material sales of assets during the years ended December 31, 2022, 2021 and 2020.
The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the Company performs an impairment review to evaluate an asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, the Company recognizes an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not recognize impairment charges during the years ended December 31, 2022, 2021 and 2020.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Leases
Consistent with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use lease assets ("ROU assets"), current portion of lease obligations and long-term lease obligations on the Company’s consolidated balance sheets. Assets subject to finance leases are included in property and equipment, and the related lease obligation is included in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while expense for financing leases is recognized as depreciation expense and interest expense using the effective interest method. The Company has elected the short-term lease recognition exemption for short-term leases, which allows the Company not to recognize lease liabilities and ROU assets on the consolidated balance sheets for leases with an original term of twelve months or less.
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
The Company accounts for lease agreements with lease and non-lease components separately.
Patent Costs
The Company expenses patent application and related legal costs as incurred and classifies such costs as general and administrative expenses in the accompanying consolidated statements of operations.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Comprehensive Income (Loss)
Comprehensive income (loss) comprises net loss and other comprehensive loss. For the years ended December 31, 2022 and 2020, other comprehensive income (loss) consisted of changes in unrealized income and loss on marketable securities. For the year ended December 31, 2021, comprehensive loss equaled net loss.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies, and the Company adopts such pronouncements as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards has had or may have a material impact on the Company's consolidated financial statements or disclosures.
3. Collaboration Agreements
GSK
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The GSK Agreement will terminate at the end of the Option Period if GSK does not exercise its Option. In the event of the GSK Option Exercise, unless earlier terminated, the GSK Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all Licensed Products in all countries have expired.
Accounting Analysis
The Company assessed the GSK Agreement in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. The Company identified the following two material performance obligations under the GSK Agreement: (i) development activities, including manufacturing, research and early clinical development activities, necessary to deliver the package of data, information and materials specified in the GSK agreement (the "Development Activities") and (ii) the Option to co-develop and to commercialize Licensed Products (the "License Option").
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

During the year ended December 31, 2022, the Company recorded collaboration revenue of $2.0 million related to its efforts under the GSK Agreement. As of December 31, 2022, the Company had recorded $98.0 million in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the performance obligations.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)

Janssen

In February 2022, the Company entered into a research collaboration and license agreement with Janssen Biotech, Inc. ("Janssen" and such agreement, the "Janssen Agreement") focused on the research, development and commercialization of novel ADCs for three oncology targets by leveraging Mersana’s ADC expertise and Dolasynthen platform with Janssen’s proprietary antibodies. Upon execution of the Janssen Agreement, the Company received a non-refundable upfront payment of $40.0 million from Janssen. Pursuant to the Janssen Agreement, the Company granted Janssen two exclusive, nontransferable, worldwide licenses - a research license and a commercialization license (together, the "Janssen Licenses"). The research license that forms a part of the Janssen Licenses provides Janssen, on a target-by-target basis, rights under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration solely to conduct Janssen’s activities under the research and Chemistry, Manufacturing and Controls ("CMC") plans with respect to each target. The commercialization license that forms a part of the Janssen Licenses is a royalty-bearing license granted on a target-by-target basis under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration to develop, manufacture, commercialize and otherwise exploit licensed ADCs and any licensed products containing licensed ADCs directed toward a target. Janssen may select up to three targets and may substitute each target once prior to a substitution deadline. Janssen is not required to pay a fee for its first substitution right, but must pay a one-time fee for access to the subsequent substitution rights following its exercise of its second substitution right.

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

Accounting Analysis

The Company assessed the Janssen Agreement in accordance with ASC 606 and concluded that the contract counter party, Janssen, is a customer. The Company identified the following seven material performance obligations under the Janssen Agreement: (i) exclusive Janssen Licenses and research activities for each of the three designated targets, (ii) CMC activities for each of the three designated targets and (iii) the first target substitution right.

The Company concluded that the Janssen Licenses and research activities are one combined performance obligation for each target as the Janssen Licenses are not capable of being distinct from the research activities given their proprietary nature. The CMC activities are considered a distinct performance obligation for each target as the activities could be performed by a third-party provider. The first target substitution right is considered a material right as there is no option exercise fee and, as such, is a distinct performance obligation.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
In accordance with ASC 606, the Company determined that the initial transaction price under the Janssen Agreement equals $40.0 million, consisting of the upfront, non-refundable and non-creditable payment. None of the development and the regulatory milestones were included in the initial transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including stage of development and the remaining risks associated with the development required to achieve the milestones, as well as whether the achievement of the milestones is outside the control of the Company or Janssen. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as such milestones were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price. As of December 31, 2022, the revised total transaction price for the Janssen Agreement was $42.0 million. During 2022, the Company revised the estimated transaction price by $2.0 million based on the reassessment of the constraint of certain development milestones and the remaining risks associated with the development required to achieve the milestones.

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

Consistent with the allocation objective under ASC 606, the Company allocated the total transaction price to the Janssen Licenses and research activities and first substitution right based on each performance obligation’s relative standalone selling price. Each of the standalone selling prices for the Janssen Licenses and research activities and for the first substitution right were estimated utilizing an income approach, along with the likelihood of exercise for the substitution right and included the following key assumptions: the development timeline, revenue forecast, discount rate and probabilities of technical and regulatory success.

The Company is recognizing revenue related to the Janssen Licenses and research services performance obligation over the estimated period of the research services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred.

The Company will recognize revenue related to the first target substitution right over time in congruence with the Janssen Licenses and research activities, upon the exercise of the option. If the first target substitution option is not exercised, the Company will recognize the entirety of the revenue in the period when the option expires.

During the year ended December 31, 2022, the Company recorded collaboration revenue of $24.2 million related to its performance obligations under the Janssen Agreement. As of December 31, 2022, the Company had recorded $15.8 million in deferred revenue related to the Janssen Agreement that will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Merck KGaA and affiliates
Immunosynthen Agreement

In December 2022, the Company entered into a research collaboration and license agreement with Ares Trading S.A. ("MRKDG" and such agreement, the "2022 Merck KGaA Agreement"), a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany, focused on the research, development and commercialization of novel ADCs for up to two specific target antigens by leveraging Mersana’s ADC expertise and Immunosynthen platform with MRKDG’s proprietary antibodies. Within 45 days of execution of the 2022 Merck KGaA Agreement, the Company received a non-refundable upfront payment of $30.0 million. Pursuant to the 2022 Merck KGaA Agreement, the Company granted MRKDG two exclusive, non-transferable, worldwide licenses - a research license and a commercialization license (together, the "MRKDG Licenses"). The research license that forms a part of the MRKDG Licenses provides MRKDG, on a target-by-target basis, rights under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration solely to conduct MRKDG’s activities under the research and CMC plans with respect to each target. The commercialization license that forms a part of the MRKDG Licenses is a royalty-bearing license granted on a target-by-target basis under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration to develop, manufacture, commercialize and otherwise exploit licensed ADCs and any licensed products containing licensed ADCs directed toward a target.

Pursuant to mutually agreed research and CMC plans, the Company will perform bioconjugation, production development, preclinical manufacturing, and certain related research and preclinical development activities, in order to progress the targets through IND (or foreign equivalent) submission for further development, manufacture and commercialization by MRKDG. MRKDG will have sole responsibility for IND-enabling studies, IND submission, clinical development, regulatory activities and commercialization of the licensed ADCs. Both the Company and MRKDG will have equal representation on a Joint Research Committee and Joint Manufacturing Committee to oversee the research and CMC activities. The Company estimates that its activities under the research plans for the targets will be performed through 2026.

The Company's CMC activities will be compensated by MRKDG at agreed upon rates. Assuming successful development and commercialization of the two targets by MRKDG, the Company could receive up to an additional $200 million in development and regulatory milestones and $600 million in sales milestones as well as tiered single-digit to low double-digit royalties on aggregate net sales of the ADC products. To date, the Company has not achieved any of the specified milestones.

Unless earlier terminated, the 2022 Merck KGaA Agreement will expire upon the expiration of the last royalty term for a product under the 2022 Merck KGaA Agreement. The 2022 Merck KGaA Agreement contains customary provisions for termination by either party, including in the event of breach of the 2022 Merck KGaA Agreement, subject to cure, by MRKDG for convenience and by Mersana upon a challenge of the licensed patents, and customary provisions regarding the effects of termination.

MRKDG may request that the Company perform clinical manufacturing services under a separate clinical supply agreement. MRKDG may also request that the Company perform a technology transfer of bioconjugation technology, at MRKDG's cost, at an agreed upon rate.

Accounting Analysis

The Company assessed the 2022 Merck KGaA Agreement in accordance with ASC 606 and concluded that the contract counter party, MRKDG, is a customer. The Company identified the following four material performance obligations under the 2022 Merck KGaA Agreement: (i) exclusive MRKDG Licenses and research activities for each of the two designated targets and (ii) CMC activities for each of the two designated targets.

The Company concluded that the MRKDG Licenses and research activities are one combined performance obligation for each target as the MRKDG Licenses are not capable of being distinct from the research activities given their proprietary nature. The CMC activities are considered a distinct performance obligation for each target as the activities could be performed by a third-party provider.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
In accordance with ASC 606, the Company determined that the initial transaction price under the 2022 Merck KGaA Agreement equals $32.0 million, consisting of the $30.0 million upfront, non-refundable and non-creditable fee and certain near-term discovery milestones. As the $30.0 million upfront fee was not received by the Company as of December 31, 2022, the Company recorded an accounts receivable for $30.0 million with a corresponding deferred revenue liability. The Company subsequently received this payment in February 2023. The development and the regulatory milestones not included in the transaction price were constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including stage of development and the remaining risks associated with the development required to achieve the milestones, as well as whether the achievement of the milestones is outside the control of the Company or MRKDG. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as such milestones were determined to relate predominantly to the license granted to MRKDG and therefore have also been excluded from the transaction price.

The Company determined that the consideration for CMC activities represents variable consideration. The Company has not included potential cost reimbursements within the transaction price as no CMC activities for either of the two targets have been initiated. The Company elected to apply the Right to Invoice practical expedient under ASC 606. As such, the Company will recognize revenue related to the CMC activities when the services are performed.

Consistent with the allocation objective under ASC 606, the Company allocated the $32.0 million estimated transaction price to the MRKDG Licenses and research activities based on each performance obligation’s relative standalone selling price. Each of the standalone selling prices for the MRKDG Licenses and research activities were estimated utilizing an adjusted market assessment approach, which was established based on comparable transactions.

The Company is recognizing revenue related to the MRKDG Licenses and research services performance obligation over the estimated period of the research services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred.

The Company did not record collaboration revenue related to the 2022 Merck KGaA Agreement during the year ended December 31, 2022. As of December 31, 2022, the Company had recorded $30.0 million in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
Dolaflexin Platform Agreement
In June 2014, the Company entered into a collaboration and commercial license agreement with Merck KGaA (the "2014 Merck KGaA Agreement"). Upon the execution of the 2014 Merck KGaA Agreement, Merck KGaA paid the Company a non-refundable technology access fee of $12.0 million for the right to develop ADCs directed to six exclusive targets over a specified period of time. No additional fees are due when a target is designated and the commercial license to the target is granted. Merck KGaA will be responsible for the product development and marketing of any products resulting from this collaboration.
Under the terms of the 2014 Merck KGaA Agreement, the Company and Merck KGaA develop research plans to evaluate Merck KGaA's antibodies as ADCs incorporating the Company's technology. The Company receives reimbursement for its efforts under the research plans. The goal of the research plans is to provide Merck KGaA with sufficient information to formally nominate a development candidate and begin IND-enabling studies.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
In addition to the payments received for research and development activities performed on behalf of Merck KGaA, the Company could be eligible to receive up to a total of $780.0 million in future milestones related to all targets under the 2014 Merck KGaA Agreement, plus low to mid-single digit royalties on the commercial sales of any resulting products during the applicable royalty term. The total milestones are categorized as follows: development milestones $84.0 million; regulatory milestones $264.0 million; and sales milestones $432.0 million. There are six individual development milestones per target, payable upon the completion of various activities, from the delivery of ADCs meeting defined specifications, through the dosing in a Phase 3 clinical trial. There are five regulatory milestones, which are payable upon regulatory approvals for a first indication in each of the U.S., European Union and Japanese markets and regulatory approvals for both a second and a third indication in the United States. There are three individual commercial milestones, which are payable upon the attainment of certain defined thresholds for annual net sales.
All six targets were designated prior to 2018. The Company has previously received $3.0 million related to development milestones under the 2014 Merck KGaA Agreement. There have been no additional milestone payments in the years ended December 31, 2022 or 2021.
Unless earlier terminated, the 2014 Merck KGaA Agreement will expire upon the expiration of the last royalty term for a product under the 2014 Merck KGaA Agreement, after which time, Merck KGaA will have a perpetual, royalty-free license, or if Merck KGaA does not designate any ADC product candidates produced by the Company under the 2014 Merck KGaA Agreement as preclinical development candidates, upon the expiration of the last to expire research program. Merck KGaA may terminate the 2014 Merck KGaA Agreement in its entirety or with respect to any target for convenience upon 60 days' prior written notice. Each party may terminate the 2014 Merck KGaA Agreement in its entirety upon bankruptcy or similar proceedings of the other party or upon an uncured material breach of the 2014 Merck KGaA Agreement by the other party. However, if such breach only relates to one target, the agreement may only be terminated with respect to such target.
In May 2018, the Company entered into a Supply Agreement with Merck KGaA (the "2018 Merck KGaA Supply Agreement"). Under the terms of the 2018 Merck KGaA Supply Agreement, the Company will provide Merck KGaA preclinical non-good manufacturing practice ("non-GMP") ADC drug substance and clinical good manufacturing practice ("GMP") drug substance for use in clinical trials associated with one of the antibodies designated under the 2014 Merck KGaA Agreement. The Company receives fees for its efforts under the 2018 Merck KGaA Supply Agreement and reimbursement equal to the supply cost. The Company may also enter into future supply agreements to provide clinical supply material should Merck KGaA pursue clinical development of any other candidates nominated under the 2014 Merck KGaA Agreement.
Accounting Analysis
The Company concluded that Merck KGaA is a customer and accounted for the 2014 Merck KGaA Agreement in accordance with ASC 606. The Company identified the following performance obligations under the 2014 Merck KGaA Agreement: (i) exclusive license and research services for six designated targets, (ii) rights to future technological improvements and (iii) participation of project team leaders and providing joint research committee services.
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
The Company utilizes the expected value approach to estimate the amount of consideration related to the payment of fees associated with development and research services. The Company utilizes the most likely amount approach to estimate any development and regulatory milestone payments to be received. As of the date of initial application of ASC 606, there were no milestones payments that had not already been received, included in the estimated transaction price. The Company considered the stage of development and the remaining risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Merck KGaA. The milestone payment amounts were fully constrained, as a result of the uncertainty whether any of the associated milestones would be achieved. The Company has determined that any commercial milestones and sales based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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
The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2022 and 2021, the total estimated transaction price for the 2014 Merck KGaA Agreement was $21.3 million.
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
As of December 31, 2022, the Company has completed its research service obligations associated with four of the six designated targets and the joint research committee services. Collaboration revenue recognized during the years ended December 31, 2022 and 2021 was immaterial. During the year ended December, 31 2020, the Company recorded collaboration revenue of $0.8 million related to its efforts under the 2014 Merck KGaA Agreement. There was no collaboration revenue or corresponding research and development expense recognized during the years ended December 31, 2022, 2021, and 2020 related to the 2018 Merck KGaA Supply Agreement.
As of each of December 31, 2022 and 2021, the Company had recorded $3.9 million in deferred revenue related to the 2014 Merck KGaA Agreement and 2018 Merck KGaA Supply Agreement, in the aggregate, that will be recognized over the remaining performance period.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2022
Contract liabilities:
Total deferred revenue	$3,944	$170,000	$26,291	$147,653

Year ended December 31, 2021
Contract liabilities:
Total deferred revenue	$3,987	$—	$43	$3,944
The Company did not record any contract assets associated with its collaboration agreements as of December 31, 2022 and December 31, 2021.
During the years ended December 31, 2022 and 2021 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Year ended December 31,
	2022	2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$43	$43
Performance obligations satisfied in previous periods	$—	$—
Other Revenue
The Company has provided limited services for a collaborator, Asana BioSciences, LLC ("Asana Biosciences"). During the year ended December 31, 2022, the Company recognized revenue of $0.3 million related to these services and did not recognize revenue related to these services during the years ended 2021 and 2020. The next potential milestone the Company is eligible to receive is $2.5 million upon dosing the fifth patient in a Phase 1 clinical trial by Asana BioSciences. While the first patient was dosed in April 2022, as of December 31, 2022, the Company considered this next milestone to be fully constrained as there was considerable judgment involved in determining whether it is probable that a significant revenue reversal would occur. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestone is outside the control of the Company and there was a high level of uncertainty in achieving this milestone, as the collaborator continues to evaluate its candidate in the Phase 1 trial.

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

	December 31, 2022
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$50,471	$50,471	$—	$—
U.S. government agency securities	9,993	—	9,993	—
	$60,464	$50,471	$9,993	$—
Marketable securities
U.S. treasury securities	$107,810	$107,810	$—	$—
U.S government agency securities	44,017	—	44,017	—
	$151,827	$107,810	$44,017	$—
There were no changes in valuation techniques or transfers between fair value measurement levels during the year ended December 31, 2022.
Investments classified as Level 1 within the valuation hierarchy generally consist of U.S. treasury securities and money market funds, as the fair value is readily determinable based on active daily markets for identical securities. Investments classified as Level 2 within the valuation hierarchy generally consists of U.S. government agency securities, as the fair value is readily determinable based on active daily markets for similar securities and other observable inputs. The Company estimates the fair values of investments by taking into consideration valuations obtained from third-party pricing sources.
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
As of December 31, 2022 and 2021, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 8) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 8, Debt.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)

5. Cash, Cash Equivalents, and Short-Term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of December 31, 2022 and 2021.

(in thousands)	Year Ended December 31, 2022		Year ended December 31, 2021
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$177,947	$128,885	$255,094	$177,947
Restricted cash included in other assets, noncurrent	478	478	321	478
Total cash, cash equivalents and restricted cash per statement of cash flows	$178,425	$129,363	$255,415	$178,425
Marketable securities
The following table summarizes the Company's marketable securities held at December 31, 2022. The Company had no marketable securities as of December 31, 2021.

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$107,964	$7	$(161)	$107,810
U.S. government agency securities	44,016	24	(23)	44,017
	$151,980	$31	$(184)	$151,827

All of the Company's marketable securities are due within one year or less. The Company did not realize any gains or losses recognized on the sale of marketable securities during the year ended December 31, 2022, and, as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.

As of December 31, 2022, the Company's debt security portfolio consisted of 17 securities that were in an unrealized loss position and had an aggregate fair value of $92.8 million. There were no securities in an unrealized loss position for greater than 12 months as of December 31, 2022. The unrealized losses on the Company's marketable securities were caused by market interest rate increases. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities during the year ended December 31, 2022.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
6. Property and Equipment
Property and equipment consists of the following as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Laboratory equipment	$7,960	$6,725
Leasehold improvements	1,943	1,906
Computers, software, and office equipment	1,824	1,019
Total property and equipment at cost	11,727	9,650
Less: Accumulated depreciation	(7,742)	(7,682)
	$3,985	$1,968
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $0.9 million, $0.9 million and $1.0 million, respectively.
7. Accrued Expenses
Accrued expenses consist of the following as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Accrued clinical expenses	$14,822	$7,879
Accrued manufacturing expenses	11,536	8,476
Accrued payroll and related expenses	11,558	7,319
Accrued research and non-clinical expenses	2,767	3,848
Accrued professional fees	1,865	909
Accrued other	636	285
	$43,184	$28,716

8. Debt
On May 8, 2019, the Company entered into a loan and security agreement (the "Prior Credit Facility") with Silicon Valley Bank ("SVB"), pursuant to which the Company borrowed $5.0 million. The Prior Credit Facility accrued interest at a floating per annum rate equal to the greater of (i) 4.0% and (ii) 1.50% below the Prime Rate. The Prior Credit Facility had an interest-only period through August 31, 2020.
On August 28, 2020, the Company entered into a second amendment (the "Second Amendment") to the Prior Credit Facility. Pursuant to the Second Amendment, the Company drew $5.2 million upon execution of the Second Amendment, the proceeds of which were used to repay the Company’s existing balance under the Prior Credit Facility and satisfy its obligations to SVB. The Prior Credit Facility, as amended by the Second Amendment, accrued interest at a floating per annum rate equal to the greater of (i) 4.25% and (ii) 1.00% above the Prime Rate.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
On October 29, 2021, the Company entered into a loan and security agreement (the "New Credit Facility") with SVB and Oxford ("Oxford" and, together with SVB and the other lenders from time to time a party thereto, the "Lenders"). Pursuant to the New Credit Facility, as amended on February 17, 2022, October 17, 2022, and December 27, 2022, the Company can borrow term loans in an aggregate amount of $100.0 million, which includes (i) $40.0 million available at the option of the Company in up to four principal advances through June 30, 2023, (ii) an additional $40.0 million in one principal advance, if the Company reaches certain development milestone events, through September 30, 2023 and (iii) an additional tranche of $20.0 million, subject to conditional approval from the Lenders. The New Credit Facility is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company drew $25.0 million upon execution of the New Credit Facility, of which $5.5 million of the proceeds was used to repay the existing balance under the Prior Credit Facility and satisfy its obligations to SVB. Upon entering into the New Credit Facility, the Company terminated all commitments by SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by the Company to SVB under the Prior Credit Facility.
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
The Company’s payment obligations under the New Credit Facility are subject to acceleration upon the occurrence of specified events of default, which include, but are not limited to, the occurrence of a material adverse change in the Company’s business, operations, or financial or other condition. Amounts outstanding upon the occurrence of an event of default are payable upon the Lenders' demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. As of December 31, 2022, the Company was in compliance with all covenants under the New Credit Facility. As such, as of December 31, 2022, the classification of the loan balance as stated on the balance sheet was based on the timing of defined future payment obligations.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The following is a summary of obligations under the New Credit Facility as of December 31, 2022:

(in thousands)	December 31, 2022
Total debt	$25,000
Less: Current portion of long-term-debt	—
Total debt, net of current portion	25,000
Debt financing costs, net of accretion	(324)
Accretion related to final payment	253
Long-term debt, net	$24,929
As of December 31, 2022, the estimated future principal payments due are as follows:

(in thousands)
2023	$—
2024	2,083
2025	12,500
2026	10,417
Total debt	$25,000
Interest expense related to the New Credit Facility for the year ended December 31, 2022 was $3.2 million. The Company did not recognize any interest expense related to the New Credit Facility during the year ended December 31, 2021. Interest expense related to the Prior Credit Facility for the year ended December 31, 2021 was $0.8 million. The Company did not recognize any interest expense related to the Prior Credit Facility during the year ended December 31, 2022.
9. Stockholders’ Equity
Preferred stock
As of December 31, 2022, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
At-the-market ("ATM") equity offering program
In May 2020, the Company established an ATM equity offering program (the "2020 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the year ended December 31, 2021, the Company sold 3,961,074 shares of common stock, resulting in net proceeds of $43.1 million. During the first quarter of 2022, the Company sold 11,740,210 shares of common stock resulting in net proceeds of $54.8 million under the 2020 ATM. As of March 31, 2022, the 2020 ATM had been fully utilized.
In February 2022, the Company established a new ATM equity offering program (the "February 2022 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the year ended December 31, 2022, the Company sold 18,757,665 shares of common stock, resulting in net proceeds of $96.4 million under the February 2022 ATM. As of December 31, 2022, approximately $1.6 million remained unsold and available for sale under the February 2022 ATM.
In November 2022, the Company established an additional ATM equity offering program (the "November 2022 ATM"), pursuant to which it is able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. As of December 31, 2022, the Company had not sold any shares of common stock under the November 2022 ATM.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Follow-on offering
In June 2020, the Company sold 9,200,000 shares of common stock in an underwritten public offering at a price to the public of $19.00 per share. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were $164.0 million.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of December 31, 2022 and 2021 there were outstanding warrants to purchase 22,590 and 39,474 shares of common stock, respectively. During the year ended December 31, 2022, the Company issued 16,654 shares of common stock upon the net exercise of warrants.
Exchange warrants
On November 26, 2019, the Company entered into an exchange agreement with entities affiliated with Biotechnology Value Fund, L.P. (the "Exchanging Stockholders"), pursuant to which the Exchanging Stockholders exchanged an aggregate of 2,575,000 shares of common stock for warrants (the "Exchange Warrants") to purchase an aggregate of 2,575,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, merger or consolidation, change of control, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share.
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
Common Stock
At the Company's 2022 Annual Meeting of Stockholders on June 9, 2022, the Company's stockholders approved an amendment to the Company’s Fifth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.0001 par value per share, from 175,000,000 to 350,000,000. This increase became effective upon filing of a Certificate of Amendment with the Secretary of State of the State of Delaware on June 9, 2022.
The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors of the Company (the "Board").
As of December 31, 2022 and 2021 there were 11,944,664 and 9,199,512, respectively, shares of common stock reserved for the exercise of outstanding stock options, restricted stock units ("RSUs") and warrants.

	December 31, 2022	December 31, 2021
Stock options	10,051,283	8,342,429
Restricted stock units	1,870,791	817,609
Warrants	22,590	39,474
	11,944,664	9,199,512

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
10. Stock-based Compensation
Stock incentive plans
As of June 30, 2017, there were 3,141,625 stock options outstanding under the Company’s 2007 Stock Incentive Plan (the "2007 Plan") The 2007 Plan expired in June 2017. Any cancellations or forfeitures of options granted under the 2007 Plan will increase the options available under the 2017 Stock Incentive Plan (the "2017 Plan"), as described below.
In June 2017 the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan initially, up to 2,255,000 shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2022, the number of shares of common stock issuable under the 2017 Plan was increased by 2,948,362 shares. During the year ended December 31, 2022, the Company granted 3,541,558 RSUs and options to purchase shares of common stock to employees and non-employee directors under the 2017 Plan. As of December 31, 2022 there were 1,501,829 shares available for future issuance under the 2017 Plan.
Under the 2017 Plan, both with respect to incentive stock options and nonqualified stock options, the exercise price per share will not be less than the fair market value of the common stock on the date of grant, and the vesting period for options granted to employees is generally four years. Options granted under the 2017 Plan expire no later than 10 years from the date of grant. Options under the 2007 Plan were granted at an exercise price established by the Board (or an authorized committee thereof) that was not less than the fair market value of the underlying common stock on the date of grant and subject to such vesting provisions determined by the Board (or an authorized committee thereof). The Board may accelerate vesting or otherwise adjust the terms of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.
Inducement awards
From time to time, the Company grants to its employees, upon approval by the Board or an authorized committee thereof, options to purchase shares of common stock and/or RSUs as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). Prior to February 2022, only options were granted, and they were granted outside of an existing equity incentive plan. These options are subject to terms substantially the same as the 2017 Plan.
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the year ended December 31, 2022, the Company granted 713,025 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of December 31, 2022, there were 1,342,175 shares available for future issuance under the Inducement Plan.
As of December 31, 2022 there were options to purchase 757,500 shares of common stock outstanding which were granted as inducement awards prior to establishment of the Inducement Plan.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	8,342,429	$11.25	7.2	$8,458
Granted	2,793,659	$5.43
Exercised	(414,914)	$3.21
Cancelled	(669,891)	$13.09
Outstanding at December 31, 2022	10,051,283	$9.84	7.2	$8,197
Exercisable at December 31, 2022	5,410,541	$9.45	6.1	$6,076
The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020, was $3.97, $11.71 and $7.99 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, was $1.5 million, $4.3 million, and $11.1 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was $1.3 million, $1.8 million and $3.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Restricted stock units
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date.

A summary of the RSU activity is as follows:

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	817,609	1.5	$5,086	$15.68
Granted	1,460,924	—		$5.70
Vested	(235,591)	—		$15.62
Forfeited	(172,151)	—		$8.54
Unvested at December 31, 2022	1,870,791	1.5	$10,963	$8.55
The total fair value of RSUs vested during the years ended December 31, 2022, 2021 was $1.5 million and $5.8 million, respectively. No RSUs vested during the year ended December 31, 2020.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the "2017 ESPP"). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP, plus an annual increase, to be added as of January 1st of each year, equal to the least of (i) 450,000 shares of common stock; (ii) one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31st; and (iii) the number of shares of common stock determined by the Board on or prior to such date for such year, up to maximum of 4,725,000 shares of common stock in the aggregate. On January 1, 2022, no shares were added to the 2017 ESPP. During the years ended December 31, 2022 and 2021 the Company issued 270,774 and 78,253 shares, respectively, under the 2017 ESPP. As of December 31, 2022, there were 295,791 shares available for issuance under the 2017 ESPP.
Stock-based compensation expense
The Company uses the provisions of ASC 718 to account for all stock-based awards to employees and non-employees.
Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period, using the straight-line method.
The following table presents stock-based compensation expense by award type included within the Company’s consolidated statements of operations and comprehensive loss:

	Year ended December 31,
(in thousands)	2022	2021	2020
Stock options	$15,814	$14,528	$5,725
Restricted stock units	5,175	3,522	1,187
Employee stock purchase plan	533	359	260
Stock-based compensation expense included in total operating expenses	$21,522	$18,409	$7,172
The following table presents stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss:

	Year ended December 31,
(in thousands)	2022	2021	2020
Research and development	$11,386	$9,984	$3,841
General and administrative	10,136	8,425	3,331
Stock-based compensation expense included in total operating expenses	$21,522	$18,409	$7,172
As of December 31, 2022, there was $30.4 million and $11.6 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted average period of 2.0 years and 2.6 years, respectively.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The fair value of each option award is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2022	2021	2020
Risk-free interest rate	2.1%	0.9%	1.2%
Expected dividend yield	—%	—%	—%
Expected term (years)	5.99	6.06	6.05
Expected stock price volatility	88%	82%	74%
Expected volatility for the Company’s common stock is determined based on a blended rate of its historical volatility combined with the historical volatility of comparable publicly traded companies. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected term of the option. No dividend yield was assumed as the Company has not historically and does not expect to pay dividends on its common stock. The expected term of the options granted is based on the use of the simplified method, in which the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.
The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)

11. Net Loss per Share
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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2022	2021	2020
Stock options	10,051,283	8,342,429	6,112,948
Unvested restricted stock units	1,870,791	817,609	716,767
Warrants	22,590	39,474	39,474
	11,944,664	9,199,512	6,869,189

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
12. Leases
The Company has an operating lease for its office and lab space in Cambridge, Massachusetts and operating and finance leases for certain equipment. In March 2020, the Company entered into the Seventh Amendment to the office and lab space lease ("the Office Lease") to extend the term of the lease through March 2026. The Company has an option to extend the lease term of the Office Lease for an additional five years.
On April 5, 2021, the Company entered into an Eighth Amendment to the Office Lease, which granted the Company additional office space in its existing building for five years, beginning July 1, 2021, and committed the Company to lease payments of $5.0 million over that period (the "Expansion Lease"). Independent from the option under the Office Lease, the Company has an option to extend the lease term of the Expansion Lease for an additional five years. The Company’s exercise of the options to extend the lease terms of both the Office Lease and Expansion Lease were not considered reasonably certain as of December 31, 2022.
The Expansion Agreement is a lease modification accounted for as a separate contract, because it expands the scope of the Office Lease and the additional lease payments are commensurate with market rents. The Company assessed the lease classification of the Expansion Lease as of the date of signing and determined that the Expansion Lease should be accounted for as an operating lease. The right-of-use asset and corresponding operating lease liability have been calculated based on the present value of lease payments over the lease term. The Company determined the appropriate incremental borrowing rate to utilize as a discount rate by using a synthetic credit rating which was estimated based on an analysis of outstanding debt of companies with similar credit and financial profiles. Since the operating lease is a net lease, as the non-lease components (i.e., common area maintenance) are paid separately from rent based on actual costs incurred, such non-lease components were not included in the ROU asset and liability and are reflected as an expense in the period incurred.
The Company had a standby letter of credit agreement for the benefit of its landlord in the amount of $0.5 million in connection with the Office Lease and Expansion Lease as of December 31, 2022 and 2021.
The Company has remaining finance lease terms of one year to five years for certain equipment, some of which include options to purchase at fair value.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The components of lease expense included in research and development and general and administrative expenses in the statement of operations were as follows:

	Years ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$3,793	$3,502	$2,755

Finance lease cost:
Amortization of right-of-use assets	$194	$169	$101
Interest on lease liabilities	28	28	21
	$222	$197	$122
Supplemental balance sheet information related to leases was as follows:

	Year ended December 31,
	2022	2021
Operating leases:
Operating lease right-of-use assets	$10,475	$12,889
Operating lease liabilities, current	$2,798	$2,303
Operating lease liabilities	$8,575	$11,247

Finance leases:
Property and equipment, gross	$1,038	$1,038
Property and equipment, accumulated depreciation	$(539)	$(345)
Other liabilities, current	$240	$239
Other liabilities	$203	$449

Weighted-average remaining lease term:
Operating leases	3.3 years	4.3 years
Finance leases	2.0 years	4.0 years

Weighted-average discount rate:
Operating leases	10.8%	10.8%
Finance leases	5.4%	5.4%
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,865	$3,241
Operating cash flows from finance leases	$28	$28
Financing cash flows from finance leases	$272	$215

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

(in thousands)	Operating leases	Finance leases
2023	$3,857	$262
2024	4,146	141
2025	4,187	48
2026	1,310	8
2027 and thereafter	—	—
Total lease payments	13,500	459
Present value adjustment	(2,127)	(15)
Present value of lease liabilities	$11,373	$444

13. Income Taxes
For the years ended December 31, 2022, 2021 and 2020, the Company recorded no income tax benefit for the net operating losses ("NOLs") incurred in each year, due to the Company’s operating losses and a full valuation allowance on deferred tax assets.
A reconciliation of the effective tax rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Statutory US Federal Rate	21.0%	21.0%
State taxes, net of federal benefit	5.7%	6.3%
Permanent differences	(0.1)%	(0.2)%
General business credits	4.4%	3.8%
Stock compensation	(1.4)%	0.1%
Change in valuation allowance	(29.6)%	(31.0)%
	—%	—%

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2022 and 2021 are as follows:

(in thousands)	2022	2021
Deferred tax assets:
Net operating losses	$113,981	$106,055
R&D capitalization	40,380	—
Tax credit carryforwards	21,429	12,424
Stock-based compensation	6,522	5,018
Accrued expenses	3,340	1,874
Lease liabilities	3,096	3,698
Capitalized licenses	3,077	2,775
Deferred revenue	1,062	1,076
Depreciation	437	493
Other	116	71
Total gross deferred tax assets	193,440	133,484
Valuation allowance	(190,588)	(130,051)
Net deferred tax assets less valuation allowance	2,852	3,433
Deferred tax liabilities
Right-of-use assets	(2,852)	(3,433)
Total gross deferred tax liabilities	(2,852)	(3,433)
Net deferred taxes	$—	$—
The Company has incurred NOLs since inception. At December 31, 2022, the Company had federal and state NOL carryforwards of approximately $432.8 million and $365.3 million, respectively. Of the $432.8 million of federal NOL carryforwards, $34.1 million expire at various dates through 2037. The remaining $398.7 million of federal NOL carryforwards do not expire. The state NOL carryforwards expire at various dates through 2042. At December 31, 2022, the Company had federal and state research and development tax credit carryforwards of approximately $17.4 million and $5.1 million, respectively, which expire at various dates through 2042.
As required by ASC 740, management of the Company has evaluated the evidence bearing upon the reliability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of all of these assets. Accordingly, the Company recorded a valuation allowance of $190.6 million and $130.1 million at December 31, 2022 and December 31, 2021, respectively. The valuation allowance increased by $60.5 million during the year ended December 31, 2022, primarily a result of the Company's current year NOL.
Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. If a change in control as defined by Section 382 has occurred at any time since the Company’s formation, utilization of its NOLs or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or research and development tax carryforwards before their utilization. The Company has determined that ownership changes have occurred in the past and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. The amounts presented do not include NOLs or research and development tax credit carryforwards that will expire unused due to ownership changes.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits.
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
Interest and penalties related to uncertain tax positions would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files income tax returns in the United States federal tax jurisdiction and eight state jurisdictions. The Company did not have any foreign operations during the years ended December 31, 2022, 2021 and 2020. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is closed for tax years prior to 2018, although carryforward attributes that were generated prior to tax year 2018 may still be adjusted upon examination to the extent utilized in a future period. There are no federal or state audits currently in progress.
14. Employee Benefit Plan
The Company has a defined contribution plan established under Section 401(k) of the Internal Revenue Code ("401(k) Plan"), which covers substantially all employees. Employees who have attained the age of 21 and have worked more than 1,000 hours are eligible to participate in the 401(k) Plan. Employees may contribute up to 95% of eligible pay on a pre–tax basis up to the federal annual limits. For the years ended December 2022, 2021, and 2020, the Company made matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. For the years ended December 31, 2022, 2021 and 2020, the Company recorded expense of $1.1 million, $0.8 million and $0.5 million, respectively, related to its contribution to its 401(k) Plan.
15. Commitments
License agreements
During the years ended December 31, 2022, 2021 and 2020, the Company recorded research and development expense related to non-refundable license payments of $1.5 million, $3.1 million, and $0.3 million, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded research and development expense related to development milestones of $0.7 million, $2.1 million and $0.8 million, respectively. The 2022, 2021, and 2020 development milestones were associated with XMT-1660, UpRi, and XMT-1592, respectively.
See Note 12, Leases, for the Company’s future obligations related to leases as of December 31, 2022.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than as noted below, the information required by this item is incorporated by reference to the information set forth in the sections titled "Proposal No. 1 – Election of Directors," "Executive Officers," and "Information Regarding the Board of Directors and Corporate Governance" and "Delinquent Section 16(a) Reports," if any, in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022, or the 2023 Proxy Statement.

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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item (other than the information required by Item 402(v) of Regulation S-K) is incorporated by reference to the information set forth in the sections titled "Executive Compensation" and "Information Regarding the Board of Directors and Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our 2023 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information set forth in the sections titled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2023 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth in the sections titled "Certain Relationships and Related Party Transactions" and "Information Regarding the Board of Directors and Corporate Governance – Director Independence" in our 2023 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in the section titled "Principal Accountant Fees and Services" in our 2023 Proxy Statement.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits

Exhibit Number	Description of Exhibit
3.1
Fifth Amended and Restated Certificate of Incorporation, as amended, as of June 9, 2022 (incorporated by reference to Exhibit 5.03 to the Current Report on Form 8-K (File No. 001-38129) filed with the Securities and Exchange Commission (the "SEC") on June 10, 2022).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-38129) filed with the SEC on July 10, 2017).

4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

4.2	Form of Exchange Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-38129) filed with the SEC on November 27, 2019).

4.3*	Description of Securities.

10.1†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.2
Commercial Lease, dated February 24, 2009, between Mersana Therapeutics, Inc. and Rivertech Associates II, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.3
Seventh Lease Extension and Modification Agreement to the Lease Between Rivertech Associates II LLC and Mersana Therapeutics, Inc., dated March 10, 2020, by and between Mersana Therapeutics, Inc. and Rivertech Associates II LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 8, 2020).

10.4
Eighth Lease Modification Agreement to the Lease Between Rivertech Associates II LLC and Mersana Therapeutics, Inc., effective as of April 5, 2021, by and between Mersana Therapeutics, Inc. and Rivertech Associates II LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 10, 2021).

10.5+
Collaboration and Commercial License Agreement, dated June 23, 2014, by and between Mersana Therapeutics, Inc. and Merck KGaA (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.6+
Amendment 1 to the Collaboration and Commercial License Agreement, dated June 1, 2016, by and between Mersana Therapeutics, Inc. and Merck KGaA (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.7+
Amendment 2 to the Collaboration and Commercial License Agreement, dated August 12, 2016, by and between Mersana Therapeutics, Inc. and Merck KGaA (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.8+
Amendment 3 to the Collaboration and Commercial License Agreement, dated February 28, 2017, by and between Mersana Therapeutics, Inc. and Merck KGaA (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.9
Amendment 4 to Collaboration and Commercial License Agreement dated May 15, 2018, by and between Mersana Therapeutics, Inc. and Merck KGaA (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on August 14, 2018).

10.10+
License, Development and Commercialization Agreement, dated July 9, 2015, by and between Mersana Therapeutics, Inc. and Recepta Biopharma S.A. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.11
First Amendment to the License, Development and Commercialization Agreement, dated August 19, 2019, by and between Mersana Therapeutics, Inc. and Recepta Biopharma S.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on November 6, 2019).

10.12+
Second Amendment to the License, Development and Commercialization Agreement, dated September 28, 2021, by and between Mersana Therapeutics, Inc. and Recepta Biopharma S.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on November 9, 2021).

10.13+
Agreement Regarding LICR Technology, dated July 9, 2015, by and between Ludwig Institute for Cancer Research, Recepta Biopharma S.A. and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.14+
Amended and Restated Commercial License and Option Agreement, dated November 23, 2021, by and between Synaffix B.V. and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2022).

10.15+
Amendment No. 1 to the Amended and Restated Commercial License and Option Agreement, dated February 2, 2022, between Mersana Therapeutics, Inc. and Synaffix B.V. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2022).

10.16+
Research Collaboration and License Agreement, dated February 2, 2022, between Mersana Therapeutics, Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2022).

10.17+
Collaboration, Option and License Agreement, dated August 6, 2022, between Mersana Therapeutics, Inc. and GlaxoSmithKline Intellectual Property (No. 4) Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on November 7, 2022).

10.18*+	Collaboration and Commercial License Agreement, dated December 22, 2022, between Mersana Therapeutics, Inc. and Ares Trading S.A.

10.19+
Loan and Security Agreement, dated October 29, 2021, by and between Oxford Finance LLC, Silicon Valley Bank and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2022).

10.20+
First Amendment to Loan and Security Agreement, dated February 17, 2022, between Oxford Finance LLC, the Lenders named therein including Silicon Valley Bank, and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2022).

10.21*+	Second Amendment to Loan and Security Agreement, dated October 17, 2022, between Oxford Finance LLC, the Lenders named therein including Silicon Valley Bank, and Mersana Therapeutics, Inc.

10.22*	Third Amendment to Loan and Security Agreement, dated December 27, 2022, between Oxford Finance LLC, the Lenders named therein including Silicon Valley Bank, and Mersana Therapeutics, Inc.

10.23
Sales Agreement, dated November 7, 2022, between Mersana Therapeutics, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-38129) filed with the SEC on November 7, 2022).

10.24†
Amended and Restated Offer Letter, by and between Mersana Therapeutics, Inc. and Anna Protopapas, dated March 17, 2017 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.25†
Amended and Restated Offer Letter, by and between Mersana Therapeutics, Inc. and Timothy B. Lowinger, dated March 8, 2017 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.26†
Offer Letter, by and between Mersana Therapeutics, Inc. and Brian DeSchuytner, dated June 10, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 8, 2020).

10.27†
Offer Letter, by and between Mersana Therapeutics, Inc. and Arvin Yang, dated November 5, 2020 (incorporate by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 10, 2021).

10.28†
Offer Letter, dated March 5, 2021, by and between Mersana Therapeutics, Inc. and Alejandra Carvajal (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2022).

10.29†
Offer Letter, dated June 15, 2021, between Mersana Therapeutics, Inc. and Tushar Misra (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2022).

10.30†	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.31†
Form of Incentive Stock Option under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.32†
Form of Nonqualified Stock Option under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.33†	2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.34†
Form of Incentive Stock Option under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.35†
Form of Nonqualified Stock Option under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.36†
Form of Restricted Stock Unit under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 333-38129) filed with the SEC on August 6, 2021).

10.37†	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2022).

10.38†
Form of Inducement Restricted Stock Unit under the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2022).

10.39†
Form of Non-statutory Stock Option under the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2022).

10.40*†	2017 Employee Stock Purchase Plan, as amended

10.41†	2017 Cash Bonus Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.42*†	Non-Employee Director Compensation Policy, effective as of December 1, 2022.

21.1*	Subsidiaries of Mersana Therapeutics, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*†	Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
*    Filed herewith.
**    The certification attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
†    Indicates a management contract or compensatory plan.
+    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mersana Therapeutics, Inc.

Date: February 28, 2023	/s/ Anna Protopapas
Anna Protopapas President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

Signature	Title	Date

/s/ ANNA PROTOPAPAS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
Anna Protopapas

/s/ BRIAN DESCHUYTNER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Brian DeSchuytner

/s/ ASHISH MANDELIA	Vice President, Controller (Principal Accounting Officer)	February 28, 2023
Ashish Mandelia

/s/ DAVID MOTT	Chairman of the Board	February 28, 2023
David Mott

/s/ LAWRENCE M. ALLEVA	Director	February 28, 2023
Lawrence M. Alleva

/s/ WILLARD H. DERE, M.D.	Director	February 28, 2023
Willard H. Dere, M.D.

/s/ ALLENE M. DIAZ	Director	February 28, 2023
Allene M. Diaz

/s/ ANDREW A. F. HACK	Director	February 28, 2023
Andrew A. F. Hack, M.D., Ph.D.

/s/ KRISTEN HEGE	Director	February 28, 2023
Kristen Hege, M.D.

/s/ MARTIN H. HUBER, M.D.	Director	February 28, 2023
Martin H. Huber, M.D.