Form 10-Q
period 2023-03-31
Mersana Therapeutics, Inc.
filed 2023-05-09
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 114,385,810 shares of Common Stock ($0.0001 par value per share) outstanding as of May 5, 2023.

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
•the adequacy of our inventory of upifitamab rilsodotin, or UpRi, XMT-1660 and our other product candidates to support our ongoing and planned clinical trials, as well as the outcome of planned manufacturing runs;
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$122,825	$128,885
Short-term marketable securities	151,094	151,827
Accounts receivable	—	30,000
Prepaid expenses and other current assets	7,888	8,507
Total current assets	281,807	319,219
Property and equipment, net	3,994	3,985
Operating lease right-of-use assets	9,806	10,475
Other assets, noncurrent	588	661
Total assets	$296,195	$334,340
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,156	$13,951
Accrued expenses	32,588	43,184
Deferred revenue	28,769	30,610
Operating lease liabilities	2,904	2,798
Other current liabilities	985	990
Total current liabilities	83,402	91,533
Operating lease liabilities, noncurrent	7,773	8,575
Long-term debt, net	25,004	24,929
Deferred revenue, noncurrent	115,582	117,043
Other liabilities, noncurrent	140	203
Total liabilities	231,901	242,283
Commitments (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 109,061,074 and 105,144,864 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	775,125	746,889
Accumulated other comprehensive income (loss)	12	(152)
Accumulated deficit	(710,854)	(654,691)
Total stockholders’ equity	64,294	92,057
Total liabilities and stockholders’ equity	$296,195	$334,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$7,802	$2,036
Operating expenses:
Research and development	47,275	35,806
General and administrative	18,328	12,782
Total operating expenses	65,603	48,588
Other income (expense):
Interest income	2,621	18
Interest expense	(983)	(724)
Total other income (expense), net	1,638	(706)
Net loss	(56,163)	(47,258)
Other comprehensive loss
Unrealized gain on marketable securities	164	—
Comprehensive loss	$(55,999)	$(47,258)
Net loss attributable to common stockholders — basic and diluted	$(56,163)	$(47,258)
Net loss per share attributable to common stockholders — basic and diluted	$(0.52)	$(0.59)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	107,514,655	79,928,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	73,709,056	$7	$572,213	$—	$(450,479)	$121,741
Issuance of common stock from at-the-market transactions, net of issuance costs of $1,322	13,169,903	2	60,460	—	—	60,462
Exercise of stock options	26,951	—	96	—	—	96
Vesting of restricted stock units	167,174	—	—	—	—	—
Stock-based compensation expense	—	—	5,485	—	—	5,485
Net loss	—	—	—	—	(47,258)	(47,258)
Balance at March 31, 2022	87,073,084	$9	$638,254	$—	$(497,737)	$140,526

Balance at December 31, 2022	105,144,864	$11	$746,889	$(152)	$(654,691)	$92,057
Issuance of common stock from at-the-market transactions, net of issuance costs of $558	3,535,093	—	21,795	—	—	21,795
Exercise of stock options	8,826	—	34	—	—	34
Vesting of restricted stock units	372,291	—	—	—	—	—
Stock-based compensation expense	—	—	6,407	—	—	6,407
Other comprehensive gain	—	—	—	164	—	164
Net loss	—	—	—	—	(56,163)	(56,163)
Balance at March 31, 2023	109,061,074	$11	$775,125	$12	$(710,854)	$64,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(56,163)	$(47,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	319	205
Net amortization of premiums and discounts on marketable securities	(1,411)	—
Stock-based compensation	6,407	5,485
Other non-cash items	152	194
Changes in operating assets and liabilities:
Accounts receivable	30,000	—
Prepaid expenses and other current assets	620	(462)
Accounts payable	4,728	(2,524)
Accrued expenses	(10,327)	(2,159)
Operating lease right-of-use assets	669	889
Operating lease liabilities	(697)	(579)
Deferred revenue	(3,302)	38,254
Net cash used in operating activities	(29,005)	(7,955)

Cash flows from investing activities
Maturities of marketable securities	66,000	—
Purchase of marketable securities	(63,693)	—
Purchase of property and equipment	(911)	(329)
Net cash provided by (used in) investing activities	1,396	(329)

Cash flows from financing activities
Net proceeds from at-the-market facilities	21,730	60,374
Proceeds from exercise of stock options	34	96
Payment of debt issuance costs	(150)	—
Payments under finance lease obligations	(65)	(76)
Net cash provided by financing activities	21,549	60,394

(Decrease) increase in cash, cash equivalents and restricted cash	(6,060)	52,110
Cash, cash equivalents and restricted cash, beginning of period	129,363	178,425
Cash, cash equivalents and restricted cash, end of period	$123,303	$230,535

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$169	$457
Common stock issuance costs in accounts payable and accrued expenses	$66	$—
Cash paid for interest	$791	$531
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
The Company is also investigating XMT-1660, a B7-H4-directed Dolasynthen ADC, in a Phase 1 clinical trial enrolling patients with solid tumors, including in breast, endometrial and ovarian cancers. The Company initiated a Phase 1 clinical trial to investigate XMT-2056, an Immunosynthen STING-agonist ADC that is designed to target a novel epitope of human epidermal growth factor receptor 2 ("HER2"), in January 2023, enrolling previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers. In March 2023, following voluntary suspension by the Company, this clinical trial of XMT-2056 was placed on clinical hold by the U.S. Food and Drug Administration. The Company also has two additional earlier stage preclinical candidates, XMT-2068 and XMT-2175, that leverage the Company's Immunosynthen platform.
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
The Company has incurred cumulative net losses since inception. For the three months ended March 31, 2023, the net loss was $56.2 million, compared to $47.3 million in the three months ended March 31, 2022. The Company expects to continue to incur operating losses for at least the next several years. As of March 31, 2023, the Company had an accumulated deficit of $710.9 million. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, the statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 and statements of cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2023 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
The Company deferred revenue recognition related to the License Option. If the License Option is exercised and GSK obtains an exclusive license, the Company will recognize revenue as it fulfills its obligations under the GSK Agreement. If the Option is not exercised, the Company will recognize the entirety of the revenue in the period when the Option expires.
During the three months ended March 31, 2023, the Company recorded collaboration revenue of $0.7 million related to its efforts under the GSK Agreement. As of March 31, 2023 and December 31, 2022 the Company had recorded $97.3 million and $98.0 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the performance obligations.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
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
The Company recognizes revenue related to the first target substitution right over time in congruence with the Janssen Licenses and research activities, upon the exercise of the option. If the first target substitution option is not exercised, the Company will recognize the entirety of the revenue in the period when the option expires.
During the three months ended March 31, 2023 and March 31, 2022, the Company recorded collaboration revenue of $1.5 million and $1.7 million, respectively, related to its performance obligations under the Janssen Agreement. As of March 31, 2023 and December 31, 2022, the Company had recorded $16.2 million and $15.8 million, respectively, in deferred revenue related to the Janssen Agreement that will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Merck KGaA and affiliates
Immunosynthen Platform Agreement
In December 2022, the Company entered into a research collaboration and license agreement with Ares Trading S.A. ("MRKDG" and such agreement, the "2022 Merck KGaA Agreement"), a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany, focused on the research, development and commercialization of novel ADCs for up to two specific target antigens by leveraging Mersana’s ADC expertise and Immunosynthen platform with MRKDG’s proprietary antibodies. In connection with the 2022 Merck KGaA Agreement, the Company received a non-refundable upfront payment of $30.0 million. Pursuant to the 2022 Merck KGaA Agreement, the Company granted MRKDG two exclusive, non-transferable, worldwide licenses - a research license and a commercialization license (together, the "MRKDG Licenses").
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
During the three months ended March 31, 2023, the Company recorded collaboration revenue of $3.1 million related to its efforts under the 2022 Merck KGaA Agreement. As of March 31, 2023 and December 31, 2022, the Company had recorded $26.9 million and $30.0 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
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
All six targets were designated prior to 2018. The Company has previously received $3.0 million related to development milestones under the 2014 Merck KGaA Agreement. There have been no additional milestone payments during the three months ended March 31, 2023 or 2022.
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
As of March 31, 2023, the Company has completed its research service obligations associated with four of the six designated targets and the joint research committee services. Collaboration revenue recognized during the three months ended March 31, 2023 and 2022 was immaterial. There was no collaboration revenue or corresponding research and development expense recognized during the three months ended March 31, 2023 and 2022 related to the 2018 Merck KGaA Supply Agreement.
As of March 31, 2023 and December 31, 2022, the Company had recorded $3.9 million in deferred revenue related to the 2014 Merck KGaA Agreement and 2018 Merck KGaA Supply Agreement, in the aggregate, that will be recognized over the remaining performance period.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2023
Contract liabilities:
Total deferred revenue	$147,653	$—	$3,302	$144,351

Three months ended March 31, 2022
Contract liabilities:
Total deferred revenue	$3,944	$40,000	$1,746	$42,198
The Company did not record any contract assets associated with its collaboration agreements as of March 31, 2023 and March 31, 2022.
During the three months ended March 31, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Three months ended March 31,
	2023	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$5,110	$11
Other Revenue
The Company has provided limited services for a collaborator, Asana BioSciences, LLC ("Asana Biosciences"). The Company did not recognize revenue related to these services during the three months ended March 31, 2023. During the three months ended March 31, 2022 the Company recognized revenue of $0.3 million related to these services. During the three months ended March 31, 2023 the Company recognized revenue of $2.5 million related to achievement of a development milestone under the research, development and license agreement for which performance obligations were previously completed.

4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)

	March 31, 2023
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$51,394	$51,394	$—	$—
U.S. treasury securities	9,972	9,972	—	—
	$61,366	$61,366	$—	$—
Marketable securities
U.S. treasury securities	$77,095	$77,095	$—	$—
U.S. government agency securities	73,999	—	73,999	—
	$151,094	$77,095	$73,999	$—

	December 31, 2022
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$50,471	$50,471	$—	$—
U.S. government agency securities	9,993	—	9,993	—
	$60,464	$50,471	$9,993	$—
Marketable securities
U.S. treasury securities	$107,810	$107,810	$—	$—
U.S. government agency securities	44,017	—	44,017	—
	$151,827	$107,810	$44,017	$—
There were no changes in valuation techniques or transfers between fair value measurement levels during the three months ended March 31, 2023 or during the year ended December 31, 2022.
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
As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 7) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 7, Debt.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of March 31, 2023 and 2022.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$128,885	$122,825	$177,947	$230,057
Restricted cash included in other assets, noncurrent	478	478	478	478
Total cash, cash equivalents and restricted cash per statement of cash flows	$129,363	$123,303	$178,425	$230,535
Marketable securities
The following tables summarize the Company's marketable securities held at March 31, 2023 and December 31, 2022.

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$77,104	$30	$(39)	$77,095
U.S. government agency securities	73,981	33	(15)	73,999
Total	$151,085	$63	$(54)	$151,094

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$107,964	$7	$(161)	$107,810
U.S. government agency securities	44,016	24	(23)	44,017
Total	$151,980	$31	$(184)	$151,827
All of the Company's marketable securities are due within one year or less. The Company did not realize any gains or losses recognized on the sale of marketable securities during the three months ended March 31, 2023, and, as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.
As of March 31, 2023, the Company's debt security portfolio consisted of 7 securities that were in an unrealized loss position and had an aggregate fair value of $42.4 million. There were no securities in an unrealized loss position for greater than 12 months as of March 31, 2023. The unrealized losses on the Company's marketable securities were caused by market interest rate increases. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three months ended March 31, 2023.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
6. Accrued expenses
Accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Accrued clinical expenses	$13,414	$14,822
Accrued manufacturing expenses	7,801	11,536
Accrued payroll and related expenses	4,754	11,558
Accrued research and non-clinical expenses	3,488	2,767
Accrued professional fees	2,726	1,865
Accrued other	405	636
	$32,588	$43,184

7. Debt
On October 29, 2021, the Company entered into a loan and security agreement (the "New Credit Facility") with Silicon Valley Bank ("former SVB") and Oxford Finance LLC ("Oxford" and, together with former SVB and the other lenders from time to time a party thereto, the "Lenders"). In March 2023, Silicon Valley Bridge Bank, N.A ("SVBB"), as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company ("SVB"), which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a Lender. Pursuant to the New Credit Facility, as amended on February 17, 2022, October 17, 2022, December 27, 2022, and March 23, 2023, the Company can borrow term loans in an aggregate amount of $100.0 million, which includes (i) $40.0 million available at the option of the Company in up to four principal advances through June 30, 2023, (ii) an additional $40.0 million in one principal advance, if the Company reaches certain development milestone events through September 30, 2023, and (iii) an additional tranche of $20.0 million, subject to conditional approval from the Lenders. The New Credit Facility is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company has drawn $25.0 million under the New Credit Facility as of March 31, 2023.
Refer to Note 8, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding the New Credit Facility. As of March 31, 2023, the Company was in compliance with all covenants under the New Credit Facility. There are no events of default under the New Credit Facility as of March 31, 2023.
The following is a summary of obligations under the New Credit Facility as of March 31, 2023:

(in thousands)	March 31, 2023
Total debt	$25,000
Less: Current portion of long-term debt	—
Total debt, net of current portion	25,000
Debt financing costs, net of accretion	(302)
Accretion related to final payment	306
Long-term debt, net	$25,004
Interest expense related to the New Credit Facility for the three months ended March 31, 2023 and 2022 was $0.9 million and $0.7 million, respectively.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)

8. Stockholders’ equity
Preferred stock
As of March 31, 2023, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
At-the-market ("ATM") equity offering program
In May 2020, the Company established an ATM equity offering program (the "2020 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the three months ended March 31, 2022, the Company sold 11,740,210 shares of common stock under the 2020 ATM, resulting in net proceeds of $54.8 million. As of March 31, 2022, the 2020 ATM had been fully utilized.
In February 2022, the Company established a new ATM equity offering program (the "February 2022 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the three months ended March 31, 2022, the Company sold 1,429,693 shares of common stock under the February 2022 ATM, resulting in net proceeds of $5.8 million. During the three months ended March 31, 2023, the Company sold 256,386 shares of common stock under the February 2022 ATM, resulting in net proceeds of $1.6 million. As of March 31, 2023, the February 2022 ATM had been fully utilized.
In November 2022, the Company established an additional ATM equity offering program (the "November 2022 ATM"), pursuant to which it is able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. During the three months ended March 31, 2023, the Company sold 3,278,707 shares of common stock under the November 2022 ATM, resulting in net proceeds of $20.2 million. As of March 31, 2023, approximately $129.3 million remained unsold and available for sale under the November 2022 ATM.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of March 31, 2023, there were warrants to purchase 22,590 shares of common stock outstanding. During the three months ended March 31, 2023, there were no exercises of warrants in exchange for common stock.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of March 31, 2023 and December 31, 2022, there were 15,769,504 and 11,944,664, respectively, shares of common stock reserved for the exercise of outstanding stock options, restricted stock units ("RSUs") and warrants.

	March 31, 2023	December 31, 2022
Stock options	12,299,527	10,051,283
Restricted stock units	3,447,387	1,870,791
Warrants	22,590	22,590
	15,769,504	11,944,664

9. Stock-based compensation
Stock incentive plans
Prior to its initial public offering, the Company granted stock options pursuant to the Company’s 2007 Stock Incentive Plan (the "2007 Plan"). The 2007 Plan expired in June 2017. Any cancellations or forfeitures of options granted under the 2007 Plan will increase the options available under the 2017 Stock Incentive Plan (the "2017 Plan"), as described below.
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan, shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2023, the number of shares of common stock issuable under the 2017 Plan was increased by 4,205,794 shares. During the three months ended March 31, 2023, the Company granted 4,317,336 RSUs and options to purchase shares of common stock to employees under the 2017 Plan. As of March 31, 2023, there were 1,738,539 shares available for future issuance under the 2017 Plan.
Under the 2017 Plan, both with respect to incentive stock options and nonqualified stock options, the exercise price per share will not be less than the fair market value of the common stock on the date of grant and the vesting period for options granted to employees is generally four years. Options granted under the 2017 Plan expire no later than 10 years from the date of grant. Options under the 2007 Plan were granted at an exercise price established by the Board (or an authorized committee thereof) that was not less than the fair market value of the underlying common stock on the date of grant and subject to such vesting provisions determined by the Board (or an authorized committee thereof). The Board may accelerate vesting or otherwise adjust the terms of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the three months ended March 31, 2023, the Company granted 236,870 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of March 31, 2023, there were 1,105,305 shares available for future issuance under the Inducement Plan.
As of March 31, 2023, there were options to purchase 757,500 shares of common stock outstanding which were granted as inducement awards prior to the establishment of the Inducement Plan.
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2023	10,051,283	$9.84
Granted	2,530,740	$6.07
Exercised	(8,826)	$3.80
Cancelled	(273,670)	$10.08
Outstanding at March 31, 2023	12,299,527	$9.07
Exercisable at March 31, 2023	5,902,352	$9.51
The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $6.06 and $4.39 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was immaterial. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was immaterial for the three months ended March 31, 2023 and 2022.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Restricted stock units
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date.
A summary of the RSU activity is as follows:

Number of Shares
Unvested at January 1, 2023	1,870,791
Granted	2,023,466
Vested	(372,291)
Forfeited	(74,579)
Unvested at March 31, 2023	3,447,387
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the "2017 ESPP"). The number of shares of common stock issuable under the 2017 ESPP was increased by 450,000 on January 1, 2023. The Company did not issue any shares under the 2017 ESPP for the three months ended March 31, 2023 or 2022. As of March 31, 2023, there were 745,791 shares available for issuance under the 2017 ESPP.
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
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock options	$4,219	$4,118
Restricted stock units	1,893	1,209
Employee stock purchase plan	295	158
Stock-based compensation expense included in total operating expenses	$6,407	$5,485
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$3,332	$2,933
General and administrative	3,075	2,552
Stock-based compensation expense included in total operating expenses	$6,407	$5,485

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of March 31, 2023, there was $36.7 million and $21.4 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 2.2 years and 3.2 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.6%	1.6%
Expected dividend yield	—%	—%
Expected term (years)	6.07	6.04
Expected stock price volatility	99%	87%
Expected volatility for the Company’s common stock is determined based on its historical volatility. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected term of the option. No dividend yield was assumed as the Company has not historically and does not expect to pay dividends on its common stock. The expected term of the options granted is based on the use of the simplified method, in which the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three months ended March 31, 2023	Three months ended March 31, 2022
Stock options	12,299,527	10,028,741
Unvested restricted stock units	3,447,387	1,456,440
Warrants	22,590	39,474
	15,769,504	11,524,655

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
11. Commitments
License agreements
During the three months ended March 31, 2023 and the Company did not record research and development expense related to non-refundable license payments. During the three months ended March 31, 2022, the Company recorded research and development expense related to non-refundable license payments of $1.5 million.
During the three months ended March 31, 2023 and 2022, the Company did not record research and development expense related to development milestones.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on February 28, 2023.
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
Our lead product candidate, upifitamab rilsodotin, which we refer to as UpRi, is a first-in-class Dolaflexin ADC targeting NaPi2b, an antigen broadly expressed in ovarian cancer and other cancers. We are currently evaluating UpRi in platinum-resistant ovarian cancer in a single-arm registrational trial, which we refer to as UPLIFT, for which we completed enrollment of approximately 270 patients in October 2022. We expect to report top-line data from UPLIFT in mid-2023 following the major oncology conferences scheduled for June, and, if the data are positive, to submit a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, under the accelerated approval pathway around the end of 2023. We also initiated screening of patients in UP-NEXT, our Phase 3 clinical trial of UpRi as monotherapy maintenance treatment following treatment with platinum doublets in recurrent platinum-sensitive ovarian cancer, in the third quarter of 2022, and we continue to enroll patients in this trial. If data from the trial are positive, we believe UP-NEXT could serve as a post-approval confirmatory trial in the United States, support potential approvals outside of the United States and support UpRi’s expansion into earlier lines of therapy. Additionally, we are also conducting a Phase 1 combination trial, which we refer to as UPGRADE-A, exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer. We have completed the dose escalation portion of UPGRADE-A, initiated the dose expansion portion of UPGRADE-A in January 2023, and expect to present initial interim data from the trial in the second half of 2023. We may explore UpRi in combination with other therapies in a series of UPGRADE trials. Together, data from all of our clinical trials of UpRi have the potential to establish the safety and efficacy of UpRi across a wide range of ovarian cancer patients, from those who are platinum-resistant and heavily pre-treated to those in earlier lines of the disease.
We are also developing two additional ADCs, XMT-1660 and XMT-2056. XMT-1660 is a B7-H4-directed Dolasynthen ADC designed with a precise, target-optimized drug-to-antibody ratio, or DAR, of 6 and our DolaLock microtubule inhibitor payload with controlled bystander effect. We are currently enrolling patients in our multicenter Phase 1 trial investigating the safety, tolerability and anti-tumor activity of XMT-1660 in patients with breast, endometrial and ovarian cancers. We began dosing patients in August 2022 and expect to the complete the dose escalation portion of the trial in 2023. The FDA has granted Fast Track designation to XMT-1660 for the treatment of adult patients with advanced or metastatic triple-negative breast cancer.
XMT-2056 is a systemically administered Immunosynthen STING agonist ADC (DAR 8) that is designed to target a novel epitope of human epidermal growth factor receptor 2, or HER2, distinct from that targeted by either trastuzumab or pertuzumab, and to locally activate STING signaling in both tumor-resident immune cells and in tumor cells, providing the potential to treat patients with HER2-high or -low tumors as monotherapy and in combination with standard-of-care agents. We initiated a multicenter Phase 1 open-label trial of XMT-2056 in previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers, in January 2023. In March 2023, we announced that this Phase 1 trial of

XMT-2056 had been placed on clinical hold by the FDA following our communication to FDA that we were voluntarily suspending the trial due to a Grade 5 (fatal) serious adverse event, or SAE, that was deemed to be related to XMT-2056. The SAE occurred in the second patient who had been enrolled at the initial dose level in the dose escalation portion of the Phase 1 trial in previously treated patients with HER2+ recurrent or metastatic solid tumors. We have received additional laboratory data from this patient, but the SAE and its cause remain under investigation. We are evaluating next steps related to our development of XMT-2056 and preparing a response to the FDA's clinical hold letter.
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
Since inception, we have incurred significant cumulative operating losses. For the three months ended March 31, 2023, our net loss was $56.2 million, compared to $47.3 million in the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $710.9 million. We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development and manufacturing activities for UpRi and XMT-1660;
•continue to evaluate next steps regarding XMT-2056;
•prepare for a potential BLA submission for UpRi under the accelerated approval pathway around the end of 2023 and engage in preparations for a potential commercial launch of UpRi, if approved, in 2024;
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
In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., or MRKDG, a wholly-owned subsidiary of Merck KGaA, for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. MRKDG is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at their cost. MRKDG has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended March 31, 2023, we recognized $3.1 million of collaboration revenue related to the 2022 Merck KGaA Agreement.
In August 2022, we entered into a collaboration, option and license agreement, or the GSK Agreement, with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During the three months ended March 31, 2023, we recognized $0.7 million of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into a research collaboration and license agreement, or the Janssen Agreement, with Janssen for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. Janssen is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Janssen's cost. Janssen has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended March 31, 2023 and 2022, we recognized $1.5 million and $1.7 million, respectively, of collaboration revenue related to performance under the Janssen Agreement.
In June 2014, we entered into a collaboration and commercial license agreement, or the 2014 Merck KGaA Agreement, with Merck KGaA for the development and commercialization of ADC product candidates utilizing our Dolaflexin platform for up to six target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for generating Dolaflexin and conjugating this to such antibodies to create the ADC product candidates. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In May 2018, we entered into a supply agreement, or the Merck KGaA Supply Agreement, with Merck KGaA for the supply of materials that could be used for investigational new drug, or IND, -enabling studies and clinical trials. For each of the three months ended March 31, 2023 and 2022, we recognized an immaterial amount of revenue related to the 2014 Merck KGaA Agreement and Merck KGaA Supply Agreement.
During the three months ended March 31, 2023 and 2022 we recognized $2.5 million and $0.3 million, respectively, of revenue related to achievement of a development milestone and services provided, respectively, related to Asana BioSciences, LLC, or Asana Biosciences.
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

We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. In light of our decision to discontinue further clinical development of XMT-1592, a Dolasynthen ADC that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer, in the second quarter of 2022, all costs associated with our Dolasynthen platform were prospectively re-allocated to XMT-1660, which is now our lead Dolasynthen-based product candidate, following such decision. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our product candidates XMT-2068 and XMT-2175 and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the three month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands)	2023	2022
UpRi external costs	$16,854	$10,143
XMT-1592 external costs	332	2,426
XMT-1660 external costs	3,507	—
XMT-2056 external costs	2,939	—
Preclinical and discovery costs	1,539	7,495
Internal research and development costs	22,104	15,742
Total research and development costs	$47,275	$35,806
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

We expect our research and development expenses to increase as we continue our clinical development and manufacturing of UpRi and XMT-1660, continue to evaluate next steps regarding XMT-2056, advance our preclinical pipeline and invest in improvements in our ADC technologies.
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
Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items:

	Three Months Ended March 31,		Dollar Change
(in thousands)	2023	2022
Collaboration revenue	$7,802	$2,036	$5,766
Operating expenses:
Research and development	47,275	35,806	11,469
General and administrative	18,328	12,782	5,546
Total operating expenses	65,603	48,588	17,015
Other income (expense):
Interest income	2,621	18	2,603
Interest expense	(983)	(724)	(259)
Total other income (expense), net	1,638	(706)	2,344
Net loss	$(56,163)	$(47,258)	$(8,905)
Collaboration Revenue
Collaboration revenue increased by $5.8 million, from $2.0 million during the three months ended March 31, 2022 to $7.8 million during the three months ended March 31, 2023, primarily attributable to $3.1 million of collaboration revenue recognized under the 2022 Merck KGaA Agreement and $2.5 million of collaboration revenue recognized for achieving a development milestone with Asana Biosciences.
Research and Development Expense

Research and development expense increased by $11.5 million, from $35.8 million for the three months ended March 31, 2022 to $47.3 million for the three months ended March 31, 2023.
The increase in research and development expense was primarily attributable to the following:
•an increase of $6.5 million related to manufacturing and clinical development activities for UpRi;
•an increase of $4.1 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities;
•an increase of $1.3 million related to consulting and professional fees; and
•an increase of $0.8 million related to manufacturing and clinical development activities for XMT-2056.
These increased costs were partially offset by a decrease of $1.5 million related to non-refundable license payments under our third-party licensing agreements.
Stock-based compensation expense included in research and development expenses increased by $0.4 million, primarily as a result of increased headcount.
General and Administrative Expense
General and administrative expense increased by $5.5 million from $12.8 million during the three months ended March 31, 2022 to $18.3 million during the three months ended March 31, 2023. The increase in general and administrative expense was primarily attributable to an increase of $2.6 million related to consulting and professional services in support of medical affairs and pre-commercial activities, and an increase of $2.2 million related to employee compensation (excluding stock-based compensation), related to an increase in headcount. Stock-based compensation expense included in general and administrative expense increased $0.5 million, also primarily as a result of increased headcount.
Total Other Income (Expense), net
Total other income (expense), net increased by $2.3 million from $(0.7) million during the three months ended March 31, 2022 to $1.6 million during the three months ended March 31, 2023. The increase to the net balance was primarily attributable to an increase in interest income earned on marketable securities.

Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic collaborations, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs.
In May 2020, we established an ATM equity offering program, the 2020 ATM, pursuant to which we were able to offer and sell to the public through Cowen and Company, LLC, or Cowen, as sales agent, up to $100.0 million of our common stock from time to time at prevailing market prices. During the three months ended March 31, 2022, we sold approximately 11.7 million shares of common stock under the 2020 ATM, resulting in gross and net proceeds of $55.9 million and $54.8 million, respectively. As of March 31, 2022, there were no amounts remaining unsold and available for sale under the 2020 ATM.

In February 2022, we entered into a new sales agreement, or the February 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. During the three months ended March 31, 2022, we sold approximately 1.4 million shares of common stock under the February 2022 ATM, resulting in gross and net proceeds of $5.9 million and $5.8 million, respectively. During the three months ended March 31, 2023, we sold approximately 0.3 million shares of common stock under the February 2022 ATM, resulting in gross and net proceeds of $1.6 million. As of March 31, 2023, there were no amounts remaining unsold and available for sale under the February 2022 ATM.
In November 2022, we entered into an additional sales agreement, or the November 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell up to the public through Cowen to $150.0 million of our common stock from time to time at prevailing market prices. During the three months ended March 31, 2023, we sold approximately 3.3 million shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $20.7 million and $20.2 million, respectively. Approximately $129.3 million remained unsold and available for sale under the November 2022 ATM as of March 31, 2023.
On May 8, 2019, we entered into a loan and security agreement, or the Prior Credit Facility, with Silicon Valley Bank, or former SVB, which was subsequently amended on June 29, 2019, August 28, 2020 and August 27, 2021. On October 29, 2021, we entered into a loan and security agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, former SVB as a lender, and the other lenders from time to time a party thereto, or together the Lenders. In March 2023, Silicon Valley Bridge Bank, N.A., or SVBB, as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or SVB, which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a lender. The New Credit Facility, as amended on February 17, 2022, October 17, 2022, December 27, 2022 and March 23, 2023, provides in aggregate up to $100 million in credit, which includes (i) $40 million available at our option in up to four principal advances through June 30, 2023, (ii) an additional $40 million in one principal advance, if we reach certain development milestone events, through September 30, 2023 and (iii) an additional tranche of $20 million, subject to conditional approval from the Lenders. The Company has drawn $25 million under the New Credit Facility as of March 31, 2023. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation. Upon entering into the New Credit Facility, we terminated all commitments by former SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by us to former SVB under the Prior Credit Facility.
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $273.9 million. In addition to our existing cash, cash equivalents and marketable securities, and available borrowings under the New Credit Facility, we are eligible to earn milestone and other payments under our collaboration agreements with GSK, Janssen, Merck KGaA and its affiliate MRKDG and Asana Biosciences. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.

Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(29,005)	$(7,955)
Net cash provided by (used in) investing activities	1,396	(329)
Net cash provided by financing activities	21,549	60,394
(Decrease) increase in cash, cash equivalents and restricted cash	$(6,060)	$52,110
Net Cash Used in Operating Activities
Net cash used in operating activities was $29.0 million during the three months ended March 31, 2023 and primarily consisted of a net loss of $56.2 million adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items including stock-based compensation of $6.4 million and net amortization of premiums and discounts on marketable securities of $1.4 million. Net cash used in operating activities was $8.0 million during the three months ended March 31, 2022 and primarily consisted of a net loss of $47.3 million adjusted for changes in our net working capital and $38.3 million in deferred revenue related to the Janssen Agreement, and other non-cash items including stock-based compensation of $5.5 million and depreciation of $0.2 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $1.4 million during the three months ended March 31, 2023 as compared to net cash used in investing activities of $0.3 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities. During the three months ended March 31, 2022, net cash used in investing activities consisted of purchases of equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $21.5 million during the three months ended March 31, 2023 as compared to $60.4 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, net cash provided by financing activities consisted primarily of proceeds from sales of common stock under our February 2022 ATM and November 2022 ATM of $21.7 million. During the three months ended March 31, 2022, net cash provided by financing activities consisted primarily of proceeds from sales of common stock under our 2020 ATM and February 2022 ATM of $60.4 million.
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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $273.9 million. In addition, we currently have the option to borrow $15 million under the New Credit Facility through June 30, 2023. We believe our currently available funds plus available borrowings on the New Credit Facility will be sufficient to fund our current operating plan commitments into the second half of 2024. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Contractual Obligations
There were no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023.
Critical Accounting Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting estimates as reported under the heading “Critical Accounting Policies and Significant Judgements and Estimates” in Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $273.9 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities are invested in U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.
The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of March 31, 2023, there was $25.0 million outstanding under the New Credit Facility, and a potential change in the associated interest rates would be immaterial to the results of our operations.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2023, including our consolidated financial statements and related notes thereto, should be carefully considered before making any decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. We cannot provide assurance that any of the events discussed below will not occur.
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
The early clinical results for our lead product candidate, upifitamab rilsodotin, or UpRi, the results from our preclinical studies of XMT-1660 and XMT-2056 and the early results from preclinical studies or clinical trials of any other current or future product candidates are not necessarily predictive of the results from our ongoing or future discovery programs, preclinical studies or clinical trials. Promising results in preclinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in earlier stages of clinical development, and we cannot be certain that we will not face similar setbacks. These companies’ setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy events in preclinical or clinical trials, including previously unreported adverse events. Similarly, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In March 2023, we announced that the FDA had issued a clinical hold on our Phase 1 trial of XMT-2056 following our communication to the FDA that we were voluntarily suspending the trial due to a Grade 5 (fatal) serious adverse event, or SAE, that was deemed to be related to XMT-2056. The SAE occurred in the second patient who had been enrolled at the initial dose level in the dose escalation portion of the Phase 1 clinical trial. We are continuing to investigate this SAE and its cause, and we continue to evaluate next steps related to our development of XMT-2056, which may include clinical trial protocol changes.

Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates, or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other product candidates in our pipeline. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for our product candidates. For example, patients in our ongoing clinical trials of UpRi have experienced SAEs, including, without limitation, death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis and pyrexia, and a patient in our Phase 1 clinical trial of XMT-2056 suffered a Grade 5 SAE, resulting in the clinical hold currently placed on the trial by the FDA. We expect that certain patients in our ongoing clinical trials of UpRi and XMT-1660 and in future clinical trials will experience additional SAEs, including those that may result in death, as our product candidates progress through clinical development.
There can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Even if we or our collaborators believe that the results of clinical trials of our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.
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

UpRi, XMT-1660 and XMT-2056 are currently our only product candidates in clinical trials, and our clinical trial of XMT-2056 has been placed on clinical hold by the FDA. While we have certain other preclinical programs in development, it will take additional investment and time, and regulatory clearance, for such programs to reach the clinical stage of development. In addition, we have other product candidates in our current pipeline that are based on the same platforms as UpRi, XMT-1660 and XMT-2056. If a product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of UpRi, XMT-1660 or XMT-2056 or of any other current or future product candidate, or if UpRi, XMT-1660 or XMT-2056 or any other current or future product candidate were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.
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
Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to commence, enroll or complete our current and anticipated clinical trials. In March 2023, we announced that our Phase 1 clinical trial of XMT-2056 had been placed on clinical hold by the FDA following a Grade 5 SAE. We are continuing to investigate this SAE and its cause, and we continue to evaluate next steps related to our development of XMT-2056, which may include clinical trial protocol changes. If we or our collaborators are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our collaborators’ product candidates based on our technology.
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
Challenges in recruiting and enrolling suitable patients to participate in clinical trials that meet the criteria of the protocol could increase costs and result in delays to our current development plans for UpRi, XMT-1660 or any other current or future product candidate.
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
Patients in our ongoing clinical trials have experienced SAEs, including, without limitation, death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis and pyrexia. For instance, in March 2023, we announced that our Phase 1 clinical trial of XMT-2056 had been placed on clinical hold by the FDA following a Grade 5 SAE. We expect that certain patients in ongoing and future trials will experience additional SAEs, including those that may result in death, as our product candidates progress through clinical development. These or additional undesirable side effects caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could result in a number of potentially significant negative consequences, including:
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
We have incurred net losses since our inception. Our net loss was $56.2 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $710.9 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in 2023, nor may we generate any product revenues thereafter if we are unable to apply for or obtain marketing approvals or gain market acceptance for any approved product(s). Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.

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
We expect to continue to incur significant expenses and operating losses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•continue clinical development activities for our lead product candidate, UpRi, and for XMT-1660;
•continue to evaluate next steps regarding XMT-2056;
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

In October 2021, we entered into a Loan and Security Agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender, and the other lenders party thereto, or together the Lenders. Pursuant to the New Credit Facility, as amended to date, we may borrow up to an aggregate of $100 million, which includes $40 million available in up to four principal advances through June 30, 2023, $40 million in up to one principal advance through September 30, 2023, subject to meeting certain development milestones, and an additional tranche of $20 million, which is subject to conditional approval from the Lenders. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds from intellectual property), and a negative pledge on intellectual property.
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
Our cash, cash equivalents and marketable securities were $273.9 million as of March 31, 2023. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing UpRi, XMT-1660, XMT-2056 and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for UpRi or any other current or future product candidates, including delays in enrollment of patients. We also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities.
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
We currently have the option to borrow $15 million under the New Credit Facility through June 30, 2023. We believe that our current cash, cash equivalents and marketable securities plus the available borrowings under the New Credit Facility will be sufficient to fund our current operating plan commitments into the second half of 2024. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to borrow funds under the New Credit Facility is subject to us complying with the applicable covenants at the time we request a drawdown. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.
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
We designed the ongoing and planned clinical trials for UpRi and XMT-1660 and the clinical trial of XMT-2056 that is currently on clinical hold, as well as the trial for XMT-1592 that closed in September 2022, and we intend to design any future clinical trials for any future product candidates that we may develop if preclinical studies are successful and we do not have a strategic collaborator responsible for such trial design. However, we rely on CROs, SMOs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, SMOs, investigators and other third parties are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with current good laboratory practices or current good clinical practices, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
Price controls may be imposed in the United States and foreign markets, which may adversely affect our future profitability.
In the United States, the prices of pharmaceutical products are increasingly subject to review and legislative actions to exert government regulation over the costs of such products. Further, in a number of foreign countries, including member states of the European Union, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other trials that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic collaborators. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic collaborators and the potential profitability of our product candidates in those countries would be negatively affected.
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
Finally, our ability to develop and market new drug products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and the distribution of which is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy, or REMS. In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the United States. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve an NDA or BLA or establish requirements under a REMS. On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our abilities to develop new drug product candidates and to maintain an approval, if any, with respect to our existing drug product candidates and measures adopted under a REMS, if any, are at risk and could be delayed, undermined or subject to protracted litigation.
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
The same is true of the COVID-19 pandemic or any similar event that may occur in the future. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The FDA has now indicated that it can and will conduct timely reviews of applications for medical products in line with its user fee performance goals, including conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, in the event of a resurgence of the COVID-19 pandemic or another similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may also experience delays in their regulatory activities.
Accordingly, if a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the European Union recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

In addition, the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine may also have an impact on our ability to successfully conduct trials outside of the United States. For example, we are conducting UPLIFT in countries where clinical trial site staff continue to be diverted to care for COVID-19 patients and where regulatory authorities are short staffed, due in part to continuing impacts of the COVID-19 pandemic. Additionally, we do business with a CRO that has had employees and operations in Ukraine that have been adversely impacted by Russian hostilities, though such employees and operations are not directly involved with our clinical trials. If we have difficulty conducting our clinical trials in jurisdictions outside the United States as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have a material adverse effect on our business.
On January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would issue a Federal Register notice describing how the termination of the public health emergency will impact the FDA’s COVID-19 related guidance. On March 13, 2023, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends on May 11, 2023, and allow 22 to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and 4 whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
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
With passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of a new drug application or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
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
We expect that a companion or complementary diagnostic may be necessary in connection with UpRi, and a companion or complementary diagnostic may be necessary in connection with any of our other current or future product candidates. If a companion diagnostic is required for the label of any of our product candidates, our ability to market such product candidates will be conditioned on the commercial availability of an approved companion diagnostic. Similarly, if a complementary diagnostic is necessary for any of our product candidates, we may not realize the full potential of such product candidates if such complementary diagnostic is not available.
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
Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriation Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It was originally set to go into effect on January 1, 2022, but with passage of the IRA, has been delayed by Congress to January 1, 2023.
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

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the European Union to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and collaborators.
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
Our stock price has been and may continue to be volatile. During the period from May 4, 2020 to May 4, 2023, the closing price of our common stock ranged from a high of $27.59 per share to a low of $2.84 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
•results and timing of preclinical studies and clinical trials of our current or future product candidates, including UpRi, XMT-1660 and XMT-2056, including, for example, the clinical hold placed by the FDA on our trial of XMT-2056 in March 2023;
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
Any provision of our amended and restated certificate of incorporation, as amended, second amended and restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
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

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023).
10.1*	Fourth Amendment to Loan and Security Agreement, dated March 23, 2023, between Oxford Finance LLC, the Lenders named therein including Silicon Valley Bridge Bank, N.A., and Mersana Therapeutics, Inc.
10.2*†	Collaboration and Commercial License Agreement, dated June 23, 2014, by and between Mersana Therapeutics, Inc. and Merck KGaA.
10.3*†	Amendment 1 to the Collaboration and Commercial License Agreement, dated June 1, 2016, by and between Mersana Therapeutics, Inc. and Merck KGaA.
10.4*†	Amendment 2 to the Collaboration and Commercial License Agreement, dated August 12, 2016, by and between Mersana Therapeutics, Inc. and Merck KGaA.
10.5*†	Amendment 3 to the Collaboration and Commercial License Agreement, dated February 28, 2017, by and between Mersana Therapeutics, Inc. and Merck KGaA.
10.6*†	License, Development and Commercialization Agreement, dated July 9, 2015, by and between Mersana Therapeutics, Inc. and Recepta Biopharma S.A.
10.7*†	Agreement Regarding LICR Technology, dated July 9, 2015, by and between Ludwig Institute for Cancer Research, Recepta Biopharma S.A. and Mersana Therapeutics, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*Filed herewith.
†Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

Mersana Therapeutics, Inc.

Dated: May 9, 2023	By:	/s/ Anna Protopapas
Anna Protopapas President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: May 9, 2023	By:	/s/ Brian DeSchuytner
Brian DeSchuytner SVP, Chief Financial Officer (Principal Financial Officer)