Form 10-Q
period 2023-06-30
Mersana Therapeutics, Inc.
filed 2023-08-08
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 120,507,291 shares of Common Stock ($0.0001 par value per share) outstanding as of August 4, 2023.

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
•our efforts and ability to successfully resolve the continuing clinical hold imposed by the U.S. Food and Drug Administration on our Phase 1 trial of XMT-2056;
•the adequacy of our inventory of XMT-1660 and our other product candidates to support our ongoing and planned clinical trials, as well as the outcome of planned manufacturing runs;
•the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•our ability to quickly and efficiently identify and develop additional product candidates;
•our ability to advance any product candidate into, and successfully complete, clinical trials;
•unmet needs of patients with cancer indications;
•the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•our intellectual property position, including with respect to our trade secrets;
•the potential benefits of strategic collaborations and our ability to enter into selective strategic collaborations;
•our strategic priorities and our restructuring plan announced on July 27, 2023; and
•our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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
•Our restructuring and workforce reduction announced on July 27, 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$128,732	$128,885
Short-term marketable securities	157,856	151,827
Accounts receivable	—	30,000
Prepaid expenses and other current assets	10,499	8,507
Total current assets	297,087	319,219
Property and equipment, net	4,266	3,985
Operating lease right-of-use assets	9,130	10,475
Other assets, noncurrent	517	661
Total assets	$311,000	$334,340
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,918	$13,951
Accrued expenses	33,468	43,184
Deferred revenue	20,500	30,610
Operating lease liabilities	3,025	2,798
Other current liabilities	1,009	990
Total current liabilities	74,920	91,533
Operating lease liabilities, noncurrent	6,927	8,575
Long-term debt, net	25,080	24,929
Deferred revenue, noncurrent	114,197	117,043
Other liabilities, noncurrent	76	203
Total liabilities	221,200	242,283
Commitments (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 120,459,232 and 105,144,864 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	12	11
Additional paid-in capital	854,998	746,889
Accumulated other comprehensive income (loss)	(49)	(152)
Accumulated deficit	(765,161)	(654,691)
Total stockholders’ equity	89,800	92,057
Total liabilities and stockholders’ equity	$311,000	$334,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$10,654	$4,284	$18,456	$6,320
Operating expenses:
Research and development	48,968	41,231	96,243	77,037
General and administrative	18,187	14,803	36,515	27,585
Total operating expenses	67,155	56,034	132,758	104,622
Other income (expense):
Interest income	3,219	291	5,840	309
Interest expense	(1,025)	(760)	(2,008)	(1,484)
Total other income (expense), net	2,194	(469)	3,832	(1,175)
Net loss	(54,307)	(52,219)	(110,470)	(99,477)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(61)	(126)	103	(126)
Comprehensive loss	$(54,368)	$(52,345)	$(110,367)	$(99,603)
Net loss attributable to common stockholders — basic and diluted	$(54,307)	$(52,219)	$(110,470)	$(99,477)
Net loss per share attributable to common stockholders — basic and diluted	$(0.47)	$(0.55)	$(0.99)	$(1.13)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	115,608,156	95,756,782	111,583,765	87,886,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	73,709,056	$7	$572,213	$—	$(450,479)	$121,741
Issuance of common stock from at-the-market transactions, net of issuance costs of $1,322	13,169,903	2	60,460	—	—	60,462
Exercise of stock options	26,951	—	96	—	—	96
Vesting of restricted stock units	167,174	—	—	—	—	—
Stock-based compensation expense	—	—	5,485	—	—	5,485
Net loss	—	—	—	—	(47,258)	(47,258)
Balance at March 31, 2022	87,073,084	$9	$638,254	$—	$(497,737)	$140,526
Issuance of common stock from at-the-market transactions, net of issuance costs of $941	9,904,964	1	39,898	—	—	39,899
Exercise of common stock warrant	16,654	—	—	—	—	—
Vesting of restricted stock units	17,417	—	—	—	—	—
Purchase of common stock under ESPP	154,235	—	606	—	—	606
Stock-based compensation expense	—	—	5,348	—	—	5,348
Other comprehensive loss	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	(52,219)	(52,219)
Balance at June 30, 2022	97,166,354	$10	$684,106	$(126)	$(549,956)	$134,034

Balance at December 31, 2022	105,144,864	$11	$746,889	$(152)	$(654,691)	$92,057
Issuance of common stock from at-the-market transactions, net of issuance costs of $558	3,535,093	—	21,795	—	—	21,795
Exercise of stock options	8,826	—	34	—	—	34
Vesting of restricted stock units	372,291	—	—	—	—	—
Stock-based compensation expense	—	—	6,407	—	—	6,407
Other comprehensive gain	—	—	—	164	—	164
Net loss	—	—	—	—	(56,163)	(56,163)
Balance at March 31, 2023	109,061,074	$11	$775,125	$12	$(710,854)	$64,294
Issuance of common stock from at-the-market transactions, net of issuance costs of $1,524	10,929,438	1	71,874	—	—	71,875
Exercise of stock options	88,770	—	393	—	—	393
Vesting of restricted stock units	88,690	—	—	—	—	—
Purchase of common stock under ESPP	291,260	—	963	—	—	963
Stock-based compensation expense	—	—	6,643	—	—	6,643
Other comprehensive loss	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(54,307)	(54,307)
Balance at June 30, 2023	120,459,232	$12	$854,998	$(49)	$(765,161)	$89,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(110,470)	$(99,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	643	432
Net amortization of premiums and discounts on marketable securities	(3,191)	(104)
Stock-based compensation	13,050	10,833
Other non-cash items	319	381
Changes in operating assets and liabilities:
Accounts receivable	30,000	—
Prepaid expenses and other current assets	(1,992)	419
Accounts payable	3,337	(4,383)
Accrued expenses	(9,502)	4,904
Operating lease right-of-use assets	1,344	1,493
Operating lease liabilities	(1,421)	(1,199)
Deferred revenue	(12,956)	33,970
Net cash used in operating activities	(90,839)	(52,731)

Cash flows from investing activities
Maturities of marketable securities	119,000	—
Purchase of marketable securities	(121,733)	(89,813)
Purchase of property and equipment	(1,310)	(986)
Net cash used in investing activities	(4,043)	(90,799)

Cash flows from financing activities
Net proceeds from at-the-market facilities	93,620	100,361
Proceeds from exercise of stock options	427	96
Proceeds from purchases of common stock under ESPP	963	606
Payment of debt issuance costs	(150)	—
Payments under finance lease obligations	(131)	(142)
Net cash provided by financing activities	94,729	100,921

Decrease in cash, cash equivalents and restricted cash	(153)	(42,609)
Cash, cash equivalents and restricted cash, beginning of period	129,363	178,425
Cash, cash equivalents and restricted cash, end of period	$129,210	$135,816

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$367	$333
Common stock issuance costs in accounts payable and accrued expenses	$81	$—
Cash paid for interest	$1,637	$1,100
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$298
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements
(unaudited)

1. Nature of business and basis of presentation
Mersana Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates ("ADCs") that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company has leveraged over 20 years of industry learning in the ADC field to develop proprietary and differentiated platforms that enable it to develop ADCs that are designed to have improved efficacy, safety and tolerability relative to existing ADCs and other approved therapies. The Company’s next-generation platforms include Dolasynthen, which delivers a proprietary auristatin payload, and Immunosynthen, which delivers a proprietary stimulator of interferon genes ("STING") agonist payload.
The Company is investigating XMT-1660, a B7-H4-directed Dolasynthen ADC, in a Phase 1 clinical trial enrolling patients with solid tumors, including in breast, endometrial and ovarian cancers. The Company initiated a Phase 1 clinical trial to investigate XMT-2056, an Immunosynthen STING-agonist ADC that is designed to target a novel epitope of human epidermal growth factor receptor 2 ("HER2"), in January 2023, enrolling previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers. In March 2023, following a voluntary suspension of this clinical trial by the Company, this clinical trial was placed on clinical hold by the U.S. Food and Drug Administration ("FDA"). The Company also has two additional earlier stage preclinical candidates, XMT-2068 and XMT-2175, that leverage the Company's Immunosynthen platform.
In July 2023, the Company announced top-line data from its Phase 2 UPLIFT clinical trial of upifitamab rilsodotin ("UpRi"), which did not meet its primary endpoint. In connection with this announcement, on July 27, 2023, the Company further announced that its primary focus moving forward would be on advancing product candidates and collaborations utilizing its next-generation ADC platforms, Dolasynthen and Immunosynthen. As a result, the Company is winding down its UpRi-related development activities, including its Phase 3 clinical UP-NEXT and UPGRADE-A clinical trials of UpRi, on which the FDA had placed a partial clinical hold in June 2023, and its regulatory and commercial readiness efforts.
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
The Company has incurred cumulative net losses since inception. For the three months ended June 30, 2023, the net loss was $54.3 million, compared to $52.2 million in the three months ended June 30, 2022. For the six months ended June 30, 2023, the net loss was $110.5 million, compared to $99.5 million in the six months ended June 30, 2022. The Company expects to continue to incur operating losses for at least the next several years. As of June 30, 2023, the Company had an accumulated deficit of $765.2 million. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022, the statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and statements of cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2023 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
During the three and six months ended June 30, 2023, the Company recorded collaboration revenue of $0.6 million and $1.3 million, respectively, related to its efforts under the GSK Agreement. As of June 30, 2023 and December 31, 2022 the Company had recorded $96.7 million and $98.0 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the performance obligations.

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
As of June 30, 2023, the revised total transaction price for the Janssen Agreement was $44.0 million. During 2023, the Company revised the estimated transaction price by $2.0 million based on the reassessment of the constraint of certain development milestones and the remaining risks associated with the development required to achieve the milestones.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
During the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022 the Company recorded collaboration revenue of $7.5 million, $4.3 million, $9.1 million, and $6.0 million, respectively, related to its performance obligations under the Janssen Agreement. As of June 30, 2023 and December 31, 2022, the Company had recorded $8.7 million and $15.8 million, respectively, in deferred revenue related to the Janssen Agreement that will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
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
During the three and six months ended June 30, 2023, the Company recorded collaboration revenue of $2.5 million and $5.6 million, respectively, related to its efforts under the 2022 Merck KGaA Agreement. As of June 30, 2023 and December 31, 2022, the Company had recorded $25.4 million and $30.0 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.

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
All six targets were designated prior to 2018. The Company has previously received $3.0 million related to development milestones under the 2014 Merck KGaA Agreement. There have been no additional milestone payments during the six months ended June 30, 2023 or 2022.
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
As of June 30, 2023, the Company has completed its research service obligations associated with four of the six designated targets and the joint research committee services. Collaboration revenue recognized during the three months ended June 30, 2023 and 2022 was immaterial. There was no collaboration revenue or corresponding research and development expense recognized during the three and six months ended June 30, 2023 and 2022 related to the 2018 Merck KGaA Supply Agreement.
As of June 30, 2023 and December 31, 2022, the Company had recorded $3.9 million in deferred revenue related to the 2014 Merck KGaA Agreement and 2018 Merck KGaA Supply Agreement, in the aggregate, that will be recognized over the remaining performance period.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2023
Contract liabilities:
Total deferred revenue	$147,653	$808	$13,764	$134,697

Six months ended June 30, 2022
Contract liabilities:
Total deferred revenue	$3,944	$40,000	$6,030	$37,914
The Company had no contract assets associated with its collaboration agreements as of June 30, 2023 and June 30, 2022.
During the three and six months ended June 30, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$8,497	$4,284	$13,607	$21
Other Revenue
The Company has provided limited services for a collaborator, Asana BioSciences, LLC ("Asana Biosciences"). The Company did not recognize revenue related to these services during the three and six months ended June 30, 2023 and the three months ended June 30, 2022. During the six months ended June 30, 2022 the Company recognized revenue of $0.3 million related to these services. During the six months ended June 30, 2023 the Company recognized revenue of $2.5 million related to achievement of a development milestone under the research, development and license agreement for which performance obligations were previously completed.

4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)

	June 30, 2023
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$52,105	$52,105	$—	$—
U.S. treasury securities	4,990	4,990	—	—
	$57,095	$57,095	$—	$—
Marketable securities
U.S. treasury securities	$83,362	$83,362	$—	$—
U.S. government agency securities	74,494	—	74,494	—
	$157,856	$83,362	$74,494	$—

	December 31, 2022
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$50,471	$50,471	$—	$—
U.S. government agency securities	9,993	—	9,993	—
	$60,464	$50,471	$9,993	$—
Marketable securities
U.S. treasury securities	$107,810	$107,810	$—	$—
U.S. government agency securities	44,017	—	44,017	—
	$151,827	$107,810	$44,017	$—
There were no changes in valuation techniques or transfers between fair value measurement levels during the six months ended June 30, 2023 or during the year ended December 31, 2022.
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
As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 7, Debt) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 7, Debt.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of June 30, 2023 and 2022.

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$128,885	$128,732	$177,947	$135,338
Restricted cash included in other assets, noncurrent	478	478	478	478
Total cash, cash equivalents and restricted cash per statement of cash flows	$129,363	$129,210	$178,425	$135,816
Marketable securities
The following tables summarize the Company's marketable securities held at June 30, 2023 and December 31, 2022.

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$83,391	$8	$(37)	$83,362
U.S. government agency securities	74,514	9	(29)	74,494
Total	$157,905	$17	$(66)	$157,856

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$107,964	$7	$(161)	$107,810
U.S. government agency securities	44,016	24	(23)	44,017
Total	$151,980	$31	$(184)	$151,827
All of the Company's marketable securities are due within one year or less. The Company did not realize any gains or losses recognized on the sale of marketable securities during the six months ended June 30, 2023, and, as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.
As of June 30, 2023, the Company's debt security portfolio consisted of 13 securities that were in an unrealized loss position and had an aggregate fair value of $84.2 million. There were no securities in an unrealized loss position for greater than 12 months as of June 30, 2023. The unrealized losses on the Company's marketable securities were caused by market interest rate increases. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three months ended June 30, 2023.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
6. Accrued expenses
Accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Accrued clinical expenses	$10,741	$14,822
Accrued manufacturing expenses	8,378	11,536
Accrued payroll and related expenses	7,591	11,558
Accrued research and non-clinical expenses	4,589	2,767
Accrued professional fees	1,649	1,865
Accrued other	520	636
	$33,468	$43,184

7. Debt
On October 29, 2021, the Company entered into a loan and security agreement (the "New Credit Facility") with Silicon Valley Bank ("former SVB") and Oxford Finance LLC ("Oxford" and, together with former SVB and the other lenders from time to time a party thereto, the "Lenders"). In March 2023, Silicon Valley Bridge Bank, N.A ("SVBB"), as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company ("SVB"), which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a Lender. The New Credit Facility as amended on February 17, 2022, October 17, 2022, December 27, 2022, and March 23, 2023, is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company has drawn $25.0 million under the New Credit Facility as of June 30, 2023. Following the Company's July 2023 announcement of top-line data from the Company's UPLIFT clinical trial, the Company does not consider any additional borrowing amounts to be available to it under the New Credit Facility, as amended.
Refer to Note 8, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding the New Credit Facility. As of June 30, 2023, the Company was in compliance with all covenants under the New Credit Facility. There are no events of default under the New Credit Facility as of June 30, 2023.
The following is a summary of obligations under the New Credit Facility as of June 30, 2023:

(in thousands)	June 30, 2023
Total debt	$25,000
Less: Current portion of long-term debt	—
Total debt, net of current portion	25,000
Debt financing costs, net of accretion	(280)
Accretion related to final payment	360
Long-term debt, net	$25,080
Interest expense related to the New Credit Facility for the three months ended June 30, 2023 and 2022 and six months ended June 30, 2023 and 2022 was $1.0 million, $0.8 million, $1.9 million, and $1.5 million, respectively.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
8. Stockholders’ equity
Preferred stock
As of June 30, 2023, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
At-the-market ("ATM") equity offering program
In May 2020, the Company established an ATM equity offering program (the "2020 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the first quarter of 2022, the Company sold 11,740,210 shares of common stock under the 2020 ATM, resulting in net proceeds of $54.8 million. As of March 31, 2022, the 2020 ATM had been fully utilized.
In February 2022, the Company established a new ATM equity offering program (the "February 2022 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the six months ended June 30, 2022, the Company sold 11,334,657 shares of common stock under the February 2022 ATM, resulting in net proceeds of $45.8 million. During the first quarter of 2023, the Company sold 256,386 shares of common stock under the February 2022 ATM, resulting in net proceeds of $1.6 million. As of March 31, 2023, the February 2022 ATM had been fully utilized.
In November 2022, the Company established an additional ATM equity offering program (the "November 2022 ATM"), pursuant to which it is able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. During the six months ended June 30, 2023, the Company sold 14,208,145 shares of common stock under the November 2022 ATM, resulting in net proceeds of $92.2 million. As of June 30, 2023, approximately $55.9 million remained unsold and available for sale under the November 2022 ATM.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase 129,491 shares of common stock. The warrants have a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of June 30, 2023, there were warrants to purchase 22,590 shares of common stock outstanding. During the six months ended June 30, 2023, there were no exercises of warrants in exchange for common stock.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of June 30, 2023 and December 31, 2022, there were 16,052,928 and 11,944,664, respectively, shares of common stock reserved for the exercise of outstanding stock options, restricted stock units ("RSUs") and warrants.

	June 30, 2023	December 31, 2022
Stock options	12,359,185	10,051,283
Restricted stock units	3,671,153	1,870,791
Warrants	22,590	22,590
	16,052,928	11,944,664

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
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan, shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2023, the number of shares of common stock issuable under the 2017 Plan was increased by 4,205,794 shares. During the six months ended June 30, 2023, the Company granted 4,566,682 RSUs and options to purchase shares of common stock to employees under the 2017 Plan. As of June 30, 2023, there were 1,718,690 shares available for future issuance under the 2017 Plan.
Under the 2017 Plan, with respect to both incentive stock options and nonqualified stock options, the exercise price per share will not be less than the fair market value of the common stock on the date of grant and the vesting period for options granted to employees is generally four years. Options granted under the 2017 Plan expire no later than 10 years from the date of grant. Options under the 2007 Plan were granted at an exercise price established by the Board (or an authorized committee thereof) that was not less than the fair market value of the underlying common stock on the date of grant and subject to such vesting provisions determined by the Board (or an authorized committee thereof). The Board may accelerate vesting or otherwise adjust the terms of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the six months ended June 30, 2023, the Company granted 677,905 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of June 30, 2023, there were 664,270 shares available for future issuance under the Inducement Plan.
As of June 30, 2023, there were options to purchase 757,500 shares of common stock outstanding which were granted as inducement awards prior to the establishment of the Inducement Plan.
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2023	10,051,283	$9.84
Granted	2,864,451	$6.11
Exercised	(97,596)	$4.37
Cancelled	(458,953)	$11.15
Outstanding at June 30, 2023	12,359,185	$8.97
Exercisable at June 30, 2023	6,591,352	$9.21
The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $4.88 and $3.95 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $0.3 million and immaterial, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was $0.4 million and immaterial, respectively, for the six months ended June 30, 2023 and 2022.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Restricted stock units
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date.
A summary of the RSU activity is as follows:

Number of Shares
Unvested at January 1, 2023	1,870,791
Granted	2,380,136
Vested	(460,981)
Forfeited	(118,793)
Unvested at June 30, 2023	3,671,153
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the "2017 ESPP"). The number of shares of common stock issuable under the 2017 ESPP was increased by 450,000 on January 1, 2023. The Company issued 291,260 and 154,235 shares, respectively, under the 2017 ESPP during the six months ended June 30, 2023 and 2022. As of June 30, 2023, there were 454,531 shares available for issuance under the 2017 ESPP.
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
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock options	$4,288	$3,933	$8,507	$8,051
Restricted stock units	2,060	1,258	3,953	2,467
Employee stock purchase plan	295	157	590	315
Stock-based compensation expense included in total operating expenses	$6,643	$5,348	$13,050	$10,833
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$3,396	$2,746	$6,728	$5,679
General and administrative	3,247	2,602	6,322	5,154
Stock-based compensation expense included in total operating expenses	$6,643	$5,348	$13,050	$10,833

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of June 30, 2023, there was $33.9 million and $21.2 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 2.0 years and 2.9 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.7%	2.9%	3.6%	2.0%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.84	5.84	6.04	5.99
Expected stock price volatility	100%	90%	99%	87%
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and six months ended June 30, 2023	Three and six months ended June 30, 2022
Stock options	12,359,185	10,511,694
Unvested restricted stock units	3,671,153	1,706,904
Warrants	22,590	22,590
	16,052,928	12,241,188

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
11. Commitments
License agreements
During the three and six months ended June 30, 2023 and the three months ended June 30, 2022, the Company did not record research and development expense related to non-refundable license payments. During the six months ended June 30, 2022, the Company recorded research and development expense related to non-refundable license payments of $1.5 million.
During the three and six months ended June 30, 2023 and 2022, the Company did not record research and development expense related to development milestones.

12. Subsequent Events
On July 27, 2023, the Company announced decisions to reprioritize its areas of focus and to discontinue its clinical development of UpRi following an evaluation of top-line data from the Company’s UPLIFT Phase 2 clinical trial of UpRi in patients with platinum-resistant ovarian cancer, which did not meet its primary endpoint. In connection with these decisions, on July 26, 2023, the Company’s board of directors approved certain expense reduction measures, including a reduction of approximately 50% of the Company’s current employee base (the "Restructuring").
In connection with the Restructuring, the Company estimated that it will incur approximately $7-8 million in costs resulting from cash expenditures consisting of severance and benefit payments, notice pay, outplacement services and related expenses. The estimate of costs that the Company expects to incur are subject to a number of assumptions, and actual results may differ. The Company may also incur other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or in association with, the Restructuring.

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

Overview
We are a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged over 20 years of industry learning in the ADC field to develop proprietary and differentiated technology platforms that enable us to develop ADCs designed to have improved efficacy, safety and tolerability relative to existing ADCs and other approved therapies. We believe that our innovative platforms and our proprietary payloads together enable a discovery pipeline for us and our collaborators. Our investments in our proprietary auristatin payload, as well as our proprietary STING (stimulator of interferon genes) agonist payload, together with the GMP supply chain established for Dolasynthen and Immunosynthen, all enable our ability to apply these platforms to new and different targets and antibodies to create new product candidates. We call this our product engine. Our ADCs in preclinical studies and clinical trials include first-in-class molecules that target multiple tumor types with high unmet medical need.
Our goal is to become a leading oncology company by leveraging the potential of our innovative and differentiated ADC platforms and the experience and competencies of our management team to discover and develop promising ADC product candidates and to commercialize cancer therapeutics that address unmet medical needs or provide significant benefits to patients.
On July 27, 2023, we reported top-line data from our Phase 2 UPLIFT clinical trial of upifitamab rilsodotin, or UpRi, and announced that UPLIFT did not meet its primary endpoint. UPLIFT was a single-arm clinical trial that enrolled platinum-resistant ovarian cancer patients with one to four prior treatment regimens. The primary endpoint for UPLIFT was the investigator-assessed objective response rate, or ORR, in the NaPi2b-positive population. NaPi2b-positive status was defined by a tumor proportion score, or TPS, of ≥75%. The lower bound of the confidence interval for the primary endpoint did not meet our goal of excluding a 12% ORR seen with standard-of-care single-agent chemotherapy. We are in the process of conducting an in-depth analysis of various factors to better understand the results, as well as the characteristics of patients who responded to UpRi therapy, particularly those whose responses were deep and durable.
In connection with our announcement of top-line data from UPLIFT, on July 27, 2023, we further announced that our primary focus moving forward would be on advancing product candidates and collaborations utilizing our next-generation ADC platforms, Dolasynthen and Immunosynthen. As a result, we are winding down UpRi-related development activities, including our UP-NEXT and UPGRADE-A clinical trials of UpRi, on which the U.S. Food and Drug Administration, or FDA, had placed a partial clinical hold in June 2023 following our submission of a recent aggregate safety report of all patients dosed with UpRi evaluating bleeding events, and our regulatory and commercial readiness efforts. UP-NEXT was our Phase 3 clinical trial of UpRi as monotherapy maintenance treatment following treatment with platinum doublets in recurring platinum sensitive ovarian cancer. UPGRADE-A was a Phase 1 combination trial in which we explored combining UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum sensitive ovarian cancer. If further analyses of data enable the identification of a path forward for UpRi, we will consider strategic alternatives for the asset, including partnering. We also announced that on July 26, 2023, our board of directors approved certain expense reduction measures, including a reduction of approximately 50% of the our then-current employee base, or the Restructuring. The Restructuring is expected to be complete by the end of 2023.
We continue to develop two ADCs, XMT-1660 and XMT-2056, leveraging our Dolasynthen and Immunosynthen platforms respectively. XMT-1660 is a B7-H4-directed Dolasynthen ADC designed with a precise, target-optimized drug-to-antibody ratio, or DAR, of 6 and our proprietary auristatin payload. We are currently enrolling patients in our multicenter Phase 1 trial investigating the safety, tolerability and anti-tumor activity of XMT-1660 in patients with breast, endometrial and ovarian cancers. We began dosing patients in August 2022, plan to the complete the dose escalation portion of the trial in 2023 and plan to initiate the dose expansion portion of the trial in 2024. The FDA has granted Fast Track designation to XMT-1660 for the treatment of adult patients with advanced or metastatic triple-negative breast cancer.

XMT-2056 is a systemically administered Immunosynthen STING agonist ADC (DAR 8) that is designed to target a novel epitope of human epidermal growth factor receptor 2, or HER2, distinct from that targeted by either trastuzumab or pertuzumab, and to locally activate STING signaling in both tumor-resident immune cells and in tumor cells, providing the potential to treat patients with HER2-high or -low tumors as monotherapy and in combination with standard-of-care agents. We initiated a multicenter Phase 1 open-label trial of XMT-2056 in previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers, in January 2023. In March 2023, we announced that this Phase 1 trial of XMT-2056 had been placed on clinical hold by the FDA following our communication to FDA that we were voluntarily suspending the trial due to a Grade 5 (fatal) serious adverse event, or SAE, that was deemed to be related to XMT-2056. The SAE occurred in the second patient who had been enrolled at the initial dose level in the dose escalation portion of the Phase 1 trial in previously treated patients with HER2+ recurrent or metastatic solid tumors. We have received additional laboratory data from this patient, but the SAE and its cause remain under investigation. We are diligently working to address the clinical hold and are preparing a response to the FDA's clinical hold letter.
We also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, that leverage our Immunosynthen platform.
We have entered into a global collaboration providing GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, an exclusive option to co-develop and commercialize XMT-2056. In addition, we have established strategic research and development collaborations with Janssen Biotech, Inc., or Janssen, and Merck KGaA, Darmstadt, Germany, or Merck KGaA, and its affiliates for the development and commercialization of additional ADC product candidates leveraging our proprietary platforms against a limited number of targets selected by our collaborators. We believe the potential of our ADC product candidates and platforms, supported by our scientific and technical expertise and enabled by our intellectual property strategy, all support our independent and collaborative efforts to discover and develop life-changing ADCs for patients fighting cancer.
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
Since inception, we have incurred significant cumulative operating losses. For the six months ended June 30, 2023, our net loss was $110.5 million, compared to $99.5 million in the six months ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of $765.2 million. We expect to continue to incur significant expenses and operating losses over the next several years as we:
•continue clinical development and manufacturing activities for XMT-1660;
•continue to work to address the clinical hold on our Phase 1 clinical trial of XMT-2056;
•continue activities to discover, validate and develop additional product candidates, including XMT-2068 and XMT-2175; and
•maintain, expand and protect our intellectual property portfolio.

Financial Operations Overview
Revenue
To date, we have not generated any revenue from the sale of products. All of our revenue has been generated from strategic collaborations.
In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., or MRKDG, a wholly-owned subsidiary of Merck KGaA, for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. MRKDG is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at their cost. MRKDG has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three and six months ended June 30, 2023, we recognized $2.5 million and $5.6 million, respectively, of collaboration revenue related to the 2022 Merck KGaA Agreement.
In August 2022, we entered into a collaboration, option and license agreement, or the GSK Agreement, with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During the three and six months ended June 30, 2023, we recognized $0.6 million and $1.3 million, respectively, of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into a research collaboration and license agreement, or the Janssen Agreement, with Janssen for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. Janssen is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Janssen's cost. Janssen has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended June 30, 2023 and 2022 and six months ended June 30, 2023 and 2022 we recognized $7.5 million, $4.3 million, $9.1 million, and $6.0 million respectively, of collaboration revenue related to performance under the Janssen Agreement.
In June 2014, we entered into a collaboration and commercial license agreement, or the 2014 Merck KGaA Agreement, with Merck KGaA for the development and commercialization of ADC product candidates utilizing our Dolaflexin platform for up to six target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for generating Dolaflexin and conjugating this to such antibodies to create the ADC product candidates. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In May 2018, we entered into a supply agreement, or the Merck KGaA Supply Agreement, with Merck KGaA for the supply of materials that could be used for investigational new drug, or IND, -enabling studies and clinical trials. For each of the three and six months ended June 30, 2023 and 2022, we recognized an immaterial amount of revenue related to the 2014 Merck KGaA Agreement and Merck KGaA Supply Agreement.
During the six months ended June 30, 2023 and 2022 we recognized $2.5 million and $0.3 million, respectively, of revenue related to achievement of a development milestone and services provided, respectively, related to Asana BioSciences, LLC, or Asana Biosciences.
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
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. In light of our decision to discontinue further clinical development of XMT-1592, a Dolasynthen ADC that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer, in the second quarter of 2022, all costs associated with our Dolasynthen platform were prospectively re-allocated to XMT-1660, which is now our lead Dolasynthen-based product candidate, following such decision. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our product candidates XMT-2068 and XMT-2175 and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the three and six month periods ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
UpRi external costs	$19,246	$13,881	$36,101	$24,024
XMT-1592 external costs	68	363	400	2,789
XMT-1660 external costs	3,392	6,721	6,900	6,721
XMT-2056 external costs	1,040	—	3,978	—
Preclinical and discovery costs	1,916	3,730	3,453	11,225
Internal research and development costs	23,306	16,536	45,411	32,278
Total research and development costs	$48,968	$41,231	$96,243	$77,037
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
For example, on July 27, 2023 we announced our decision to discontinue the clinical development of UpRi. Consequently, we will allocate resources previously dedicated to this program into our next-generation ADCs and platforms, Dolasynthen and Immunosynthen. We expect to incur significant research and development expenses over the next several years as we continue our clinical development and manufacturing of XMT-1660, continue to work to address the clinical hold on our Phase 1 clinical trial of XMT-2056, advance our preclinical pipeline and invest in improvements in our ADC technologies.
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

We expect to incur significant general and administrative expenses over the next several years to support continued research and development activities, including increased costs related to fees to outside consultants and patent costs, among other expenses.
Other income (expense)
Other income (expense) consists primarily of interest expense related to borrowings under our credit facility and associated amortization of the deferred financing costs and the accretion of debt discount. Interest income includes interest earned on cash equivalents and marketable securities.

Results of Operations
Comparison of the three months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items:

	Three Months Ended June 30,		Dollar Change
(in thousands)	2023	2022
Collaboration revenue	$10,654	$4,284	$6,370
Operating expenses:
Research and development	48,968	41,231	7,737
General and administrative	18,187	14,803	3,384
Total operating expenses	67,155	56,034	11,121
Other income (expense):
Interest income	3,219	291	2,928
Interest expense	(1,025)	(760)	(265)
Total other income (expense), net	2,194	(469)	2,663
Net loss	$(54,307)	$(52,219)	$(2,088)
Collaboration Revenue
Collaboration revenue increased by $6.4 million, from $4.3 million during the three months ended June 30, 2022 to $10.7 million during the three months ended June 30, 2023, primarily due to an increase of $3.2 million and $2.5 million in collaboration revenue recognized under the Janssen Agreement and 2022 Merck KGaA Agreement, respectively.
Research and Development Expense
Research and development expense increased by $7.7 million, from $41.2 million for the three months ended June 30, 2022 to $49.0 million for the three months ended June 30, 2023.

The increase in research and development expense was primarily attributable to the following:
•an increase of $5.4 million related to manufacturing and clinical development activities for UpRi;
•an increase of $3.0 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities; and
•an increase of $2.1 million related to consulting and professional fees.
These increased costs were partially offset by a decrease of $3.5 million primarily related to manufacturing activities for XMT-1660 and the Dolasynthen platform.
Stock-based compensation expense included in research and development expenses increased by $0.7 million, primarily as a result of increased headcount.
General and Administrative Expense
General and administrative expense increased by $3.4 million from $14.8 million during the three months ended June 30, 2022 to $18.2 million during the three months ended June 30, 2023. The increase in general and administrative expense was primarily attributable to an increase of $2.1 million related to employee compensation (excluding stock-based compensation) related to an increase in headcount and an increase of $0.8 million related to UpRi-related consulting and professional services. Stock-based compensation expense included in general and administrative expense increased $0.6 million, also primarily as a result of increased headcount.
Total Other Income (Expense), net
Total other income (expense), net increased by $2.7 million from $(0.5) million during the three months ended June 30, 2022 to $2.2 million during the three months ended June 30, 2023. The increase to the net balance was primarily due to an increase in interest income earned on marketable securities.

Comparison of the six months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Dollar Change
(in thousands)	2023	2022
Collaboration revenue	$18,456	$6,320	$12,136
Operating expenses:
Research and development	96,243	77,037	19,206
General and administrative	36,515	27,585	8,930
Total operating expenses	132,758	104,622	28,136
Other income (expense):
Interest income	5,840	309	5,531
Interest expense	(2,008)	(1,484)	(524)
Total other income (expense), net	3,832	(1,175)	5,007
Net loss	$(110,470)	$(99,477)	$(10,993)
Collaboration Revenue
Collaboration revenue increased by $12.1 million from $6.3 million during the six months ended June 30, 2022 to $18.5 million during the six months ended June 30, 2023, primarily due to an increase of $5.6 million and $3.1 million in collaboration revenue recognized under the 2022 Merck KGaA Agreement and the Janssen Agreement, respectively.
Research and Development Expense
Research and development expense increased by $19.2 million, from $77.0 million for the six months ended June 30, 2022 to $96.2 million for the six months ended June 30, 2023.
The increase in research and development expense was primarily attributable to the following:
•an increase of $12.0 million related to manufacturing and clinical development activities for UpRi;
•an increase of $7.5 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount supporting the growth of our research and development activities; and
•an increase of $3.4 million related to consulting and professional fees.
These increased costs were partially offset by a decrease of $3.4 million primarily related to manufacturing activities for XMT-1660 and the Dolasynthen platform and a decrease of $1.3 million related to non-refundable license payments under our third-party licensing agreements.
Stock-based compensation expense included in research and development expenses increased by $1.0 million, primarily as a result of increased headcount.

General and Administrative Expense
General and administrative expense increased by $8.9 million from $27.6 million during the six months ended June 30, 2022 to $36.5 million during the six months ended June 30, 2023. The increase in general and administrative expense was primarily attributable to an increase of $4.1 million related to employee compensation (excluding stock-based compensation) related to an increase in headcount and an increase of $3.6 million related to UpRi-related consulting and professional services. Stock-based compensation increased $1.2 million also primarily as a result of increased headcount.
Total Other Income (Expense), net
Total other income (expense), net increased by $5.0 million from $(1.2) million during the six months ended June 30, 2022 to $3.8 million during the six months ended June 30, 2023. The increase to the net balance was primarily due to an increase in interest income earned on marketable securities.

Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic collaborations, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs.
In May 2020, we established an ATM equity offering program, the 2020 ATM, pursuant to which we were able to offer and sell to the public through Cowen and Company, LLC, or Cowen, as sales agent, up to $100.0 million of our common stock from time to time at prevailing market prices. During the six months ended June 30, 2022, we sold approximately 11.7 million shares of common stock under the 2020 ATM, resulting in gross and net proceeds of $55.9 million and $54.8 million, respectively. As of June 30, 2022, there were no amounts remaining unsold and available for sale under the 2020 ATM.
In February 2022, we entered into a new sales agreement, or the February 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. During the six months ended June 30, 2022, we sold approximately 11.3 million shares of common stock under the February 2022 ATM, resulting in gross and net proceeds of $46.7 million and $45.8 million, respectively. During the six months ended June 30, 2023, we sold approximately 0.3 million shares of common stock under the February 2022 ATM, resulting in gross and net proceeds of $1.6 million. As of June 30, 2023, there were no amounts remaining unsold and available for sale under the February 2022 ATM.
In November 2022, we entered into an additional sales agreement, or the November 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $150.0 million of our common stock from time to time at prevailing market prices. During the six months ended June 30, 2023, we sold approximately 14.2 million shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $94.1 million and $92.2 million, respectively. Approximately $55.9 million remained unsold and available for sale under the November 2022 ATM as of June 30, 2023.

On May 8, 2019, we entered into a loan and security agreement, or the Prior Credit Facility, with Silicon Valley Bank, or former SVB, which was subsequently amended on June 29, 2019, August 28, 2020 and August 27, 2021. On October 29, 2021, we entered into a loan and security agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, former SVB as a lender, and the other lenders from time to time a party thereto, or together the Lenders. In March 2023, Silicon Valley Bridge Bank, N.A., or SVBB, as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or SVB, which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a lender. As of June 30, 2023, we have borrowed $25.0 million under the New Credit Facility, as amended on February 17, 2022, October 17, 2022, December 27, 2022 and March 23, 2023, and, following the top-line data from our UPLIFT clinical trial that we disclosed in July 2023, we do not believe that additional borrowing amounts will be available to us under the New Credit Facility, as amended to date. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation. Upon entering into the New Credit Facility, we terminated all commitments by former SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by us to former SVB under the Prior Credit Facility.
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $286.6 million. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreements with GSK, Janssen, Merck KGaA and its affiliate MRKDG and Asana Biosciences. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(90,839)	$(52,731)
Net cash used in investing activities	(4,043)	(90,799)
Net cash provided by financing activities	94,729	100,921
Decrease in cash, cash equivalents and restricted cash	$(153)	$(42,609)
Net Cash Used in Operating Activities
Net cash used in operating activities was $90.8 million during the six months ended June 30, 2023 and primarily consisted of a net loss of $110.5 million adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items including stock-based compensation of $13.1 million and net amortization of premiums and discounts on marketable securities of $3.2 million. Net cash used in operating activities was $52.7 million for the six months ended June 30, 2022 and primarily consisted of a net loss of $99.5 million adjusted for changes in our net working capital and $34.0 million in deferred revenue related to the Janssen Agreement, and other non-cash items including stock-based compensation of $10.8 million and depreciation of $0.4 million.

Net Cash Used in Investing Activities
Net cash used in investing activities was $4.0 million during the six months ended June 30, 2023 as compared to net cash used in investing activities of $90.8 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities. During the six months ended June 30, 2022, net cash used in investing activities consisted primarily of purchases of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $94.7 million during the six months ended June 30, 2023 as compared to $100.9 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, net cash provided by financing activities consisted primarily of proceeds from sales of common stock under our February 2022 ATM and November 2022 ATM of $93.6 million. During the six months ended June 30, 2022, net cash provided by financing activities consisted primarily of proceeds from the use of our 2020 ATM and 2022 ATM of $100.4 million.
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
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $286.6 million. We believe our currently available funds will be sufficient to fund our current operating plan commitments into 2026. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of strategic collaborations, licensing arrangements, equity offerings and debt financings. We have the potential to earn cash milestone payments in connection with our agreements with GSK, Janssen, Merck KGaA and its affiliate MRKDG and Asana BioSciences, if research and development activities are successful under our collaborations with those parties. If we raise funds through additional strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $286.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities are invested in U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.
The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of June 30, 2023, there was $25.0 million outstanding under the New Credit Facility, and a potential change in the associated interest rates would be immaterial to the results of our operations.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
UpRi, XMT-1660 and XMT-2056 are currently our only product candidates in clinical trials. In July 2023, following our announcement that the data in our UPLIFT clinical trial of UpRi did not meet its primary endpoint, we announced our plans to wind-down UpRi-related development activities, including our UPGRADE-A and UP-NEXT clinical trials of UpRi, each of which were placed on partial clinical hold by the FDA in June 2023. Additionally, our clinical trial of XMT-2056 has been placed on clinical hold by the U.S. Food and Drug Administration, or FDA. While we have certain other preclinical programs in development, it will take additional investment and time, and regulatory clearance, for such programs to reach the clinical stage of development. In addition, we have other product candidates in our current pipeline that are based on the same platforms as XMT-1660 and XMT-2056. If a product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of XMT-1660 or XMT-2056 or of any other current or future product candidate, or if XMT-1660 or XMT-2056 or any other current or future product candidate were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.
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

The results from our preclinical studies of XMT-1660 and XMT-2056 and the early results from preclinical studies or clinical trials of any other current or future product candidates are not necessarily predictive of the results from our ongoing or future discovery programs, preclinical studies or clinical trials. Promising results in preclinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in earlier stages of clinical development, and we have faced and may again face similar setbacks. For instance, in July 2023, we announced that our UPLIFT Phase 2 clinical trial of UpRi did not meet its primary efficacy endpoint, despite promising efficacy data from our Phase 1b clinical trial of UpRi. Other companies’ setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy events in preclinical or clinical trials, including previously unreported adverse events. We similarly have identified new safety signals as our clinical trials have advanced, such as our assessment that serious bleeding events appear to occur in patients who received UpRi at a higher rate than background, which assessment led us to submit an aggregate data safety report to the FDA in June 2023.
Similarly, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In March 2023, we announced that the FDA had issued a clinical hold on our Phase 1 trial of XMT-2056 following our communication to the FDA that we were voluntarily suspending the trial due to a Grade 5 (fatal) serious adverse event, or SAE, that was deemed to be related to XMT-2056. The SAE occurred in the second patient who had been enrolled at the initial dose level in the dose escalation portion of the Phase 1 clinical trial. We are continuing to investigate this SAE and its cause, and we are working diligently to address the clinical hold on our trial of XMT-2056, which may include clinical trial protocol changes.
Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates, or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other product candidates in our pipeline. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for our product candidates. For example, patients in our clinical trials of UpRi experienced SAEs, including, without limitation, death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis, pyrexia and serious bleeding events. In June 2023, following our submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appear to occur at a higher rate than background, the FDA placed a partial clinical hold on our UPGRADE-A and UP-NEXT clinical trials. Additionally, a patient in our Phase 1 clinical trial of XMT-2056 suffered a Grade 5 SAE, resulting in the clinical hold currently placed on the trial by the FDA. We expect that certain patients in our ongoing clinical trial of XMT-1660 and in future clinical trials will experience additional SAEs, including those that may result in death, as our product candidates progress through clinical development.
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
From time to time, we may announce or publish preliminary, interim or top-line data from our clinical trials. Positive preliminary data may not be predictive of such trial’s subsequent or overall results. Interim data from clinical trials that we may complete do not necessarily predict final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data we may publish. For example, we have reported top-line data from our Phase 2 UPLIFT clinical trial of UpRi, but we have not yet reported full final data from the trial. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Events that may delay or prevent successful commencement, enrollment or completion of clinical trials of our product candidates could result in increased costs to us as well as a delay in obtaining, or failure to obtain, regulatory approval, or cause us to suspend or terminate a clinical trial, which could prevent us from commercializing our product candidates on a timely basis, or at all.
We cannot guarantee that clinical trials, including our ongoing and any future additional clinical trials of XMT-1660, XMT-2056 or any of our other current or future product candidates, will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical trial. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:
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
Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to commence, enroll or complete our current and anticipated clinical trials. In June 2023, we announced that our UP-NEXT and UPGRADE-A clinical trials of UpRi had been placed on partial clinical hold by the FDA following submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appear to occur at a higher rate than background. In July 2023, following our announcement that the data in our UPLIFT clinical trial of UpRi did not meet its primary endpoint, we announced our plans to wind-down UpRi-related development activities, including our UPGRADE-A and UP-NEXT clinical trials of UpRi. Additionally, in March 2023, we announced that our Phase 1 clinical trial of XMT-2056 had been placed on clinical hold by the FDA following a Grade 5 SAE. We are continuing to investigate this SAE and its cause, and we are working diligently to address the clinical hold on our trial of XMT-2056, which may include clinical trial protocol changes. If we or our collaborators are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our collaborators’ product candidates based on our technology.
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
Challenges in recruiting and enrolling suitable patients to participate in clinical trials that meet the criteria of the protocol could increase costs and result in delays to our current development plans for XMT-1660 or any other current or future product candidate.
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

Patients in our clinical trials experienced SAEs, including, without limitation, death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis, pyrexia and serious bleeding events. For instance, in June 2023, following our submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appear to occur at a higher rate than background, the FDA placed a partial clinical hold on our UPGRADE-A and UP-NEXT clinical trials of UpRi. Additionally, in March 2023, we announced that our Phase 1 clinical trial of XMT-2056 had been placed on clinical hold by the FDA following a Grade 5 SAE. We expect that certain patients in ongoing and future trials will experience additional SAEs, including those that may result in death, as our product candidates progress through clinical development. These or additional undesirable side effects caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could result in a number of potentially significant negative consequences, including:
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

At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of a limited number of product candidates, including XMT-1660 and XMT-2056 and historically including UpRi and XMT-1592. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. For example, in July 2023, we announced our decision to discontinue further development of UpRi based on the failure of our Phase 2 UPLIFT clinical trial to meet its primary endpoint. Additionally, in May 2022, we decided to discontinue development of XMT-1592 based in part on the lower prevalence of the NaPi2b biomarker in non-small cell lung cancer, or NSCLC, and the increasingly competitive nature of such indication. We may also cease developing a product candidate for a particular indication. For example, in November 2021, we determined to cease developing UpRi as a single agent in patients with NSCLC and determined to focus development on patients with ovarian cancer. As a result, we may have missed an opportunity to have allocated the resources originally used to develop UpRi and XMT-1592 to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.
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
We have incurred net losses since our inception. Our net loss was $54.3 million for the three months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $765.2 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues for the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.

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
We expect to continue to incur significant expenses and operating losses over the next several years. Our expenses may increase in connection with our ongoing activities, as we:
•continue clinical development activities for XMT-1660;
•continue to work to address the clinical hold on our Phase 1 clinical trial of XMT-2056;
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
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or preclinical trials in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of XMT-1660 or any other current or future product candidates, our expenses could increase.
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

In October 2021, we entered into a Loan and Security Agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender, and the other lenders party thereto, or together the Lenders. Pursuant to the New Credit Facility, as amended to date, we have borrowed $25 million. Following the top-line data from our UPLIFT clinical trial that we announced in July 2023, we do not believe that any additional borrowing amounts will be available to us under the New Credit Facility, as amended. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds from intellectual property), and a negative pledge on intellectual property.
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
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or future commercialization efforts.
Our cash, cash equivalents and marketable securities were $286.6 million as of June 30, 2023. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing XMT-1660, XMT-2056 and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for any current or future product candidates, including delays in enrollment of patients. We may also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities in the future.
Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of researching and developing XMT-1660, XMT-2056 and any other current or future product candidates and conducting preclinical studies and clinical trials;
•the cost of manufacturing XMT-1660, XMT-2056 and any other current or future product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•the timing of, and the costs involved in, obtaining regulatory approvals for XMT-1660, XMT-2056 and any other current or future product candidates if preclinical studies and clinical trials are successful;
•the cost of commercialization activities for XMT-1660, XMT-2056 and any other current or future product candidates, if any product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;
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
•the emergence of competing cancer therapies and other adverse market developments; and
•the requirement for or the cost of developing any companion diagnostics and/or complementary diagnostics.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan commitments into 2026. However, we have based these estimates on assumptions that may prove to be wrong, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our future establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or ADC product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our capital need through a variety of means, including through private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring future debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness, each of which could adversely impact our ability to conduct our business and execute our operating plan. If we raise additional funds through strategic collaborations with third parties, we may have to relinquish valuable rights to our technologies, including our platforms, or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts for XMT-1660, XMT-2056 or any other current or future product candidates or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
We rely on third parties to conduct preclinical studies and clinical trials for XMT-1660, XMT-2056 and our other product candidates, and if such third parties do not properly, timely and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for XMT-1660, XMT-2056 or any other current or future ADC product candidates.
We designed the ongoing clinical trial of XMT-1660, the clinical trial of XMT-2056 that is currently on clinical hold, the trial for XMT-1592 that closed in September 2022, our Phase 1b and UPLIFT clinical trials of UpRi and the UPGRADE-A and UP-NEXT clinical trials of UpRi that we are winding-down, and we intend to design any future clinical trials for any future product candidates that we may develop if preclinical studies are successful and we do not have a strategic collaborator responsible for such trial design. However, we rely on CROs, SMOs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, SMOs, investigators and other third parties are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with current good laboratory practices or current good clinical practices, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
Even if we obtain regulatory approval for any other current or future product candidates that we may develop or acquire in the future, the product candidate may not gain market acceptance among physicians, health care payors, patients and the broader healthcare community. Market acceptance of any approved products depends on a number of factors, including:
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
The incidence and prevalence for target patient populations of our drug candidates have not been established with precision. If the market opportunities for our drug candidates are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.
The precise incidence and prevalence of B7-H4-expressing cancers and HER2-expressing cancers are uncertain. Our estimates of the number of people who have these diseases, as well as the subset of people who have the potential to benefit from treatment with our product candidates are based on estimates. The total addressable market opportunity for XMT-1660, XMT-2056 or any of our other current or future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate if our product candidates are approved for sale for these indications, acceptance by the medical community, and patient access, drug pricing and reimbursement. The number of patients who can be treated with XMT-1660, XMT-2056 or any of our other current or future product candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs or we may face increasing difficulties in identifying or gaining access to new patients, all of which would adversely affect our results of operations and our business.
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
In the future, we expect to build a focused sales and marketing infrastructure to market XMT-1660 and any other current or future product candidates in the United States and certain foreign jurisdictions, if and when they are approved, and we may potentially do so for XMT-2056. There are risks involved with establishing our own sales, marketing and distribution capabilities.
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
Adverse pricing limitations may hinder our ability to recoup our investment in XMT-1660, XMT-2056 or any other current or future product candidates, even if such product candidates obtain marketing approval.
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
We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including AstraZeneca plc; Daiichi Sankyo Company, Limited; Gilead Sciences, Inc.; ImmunoGen, Inc.; Pfizer Inc.; and Seagen Inc. These companies or their partners and collaborators, including AbbVie Inc.; Astellas Pharma Inc.; Genentech, a member of the Roche Group; and Takeda Pharmaceuticals, Inc., to Takeda, may develop product candidates that compete in the same indications as our current and future product candidates. Multiple companies are also developing ADCs that could compete with our Immunosynthen product candidates, including Bolt Biotherapeutics, Inc. and Takeda, albeit with differing immune stimulating approaches. We expect to compete based on our innovative technology and the efficacy, safety and tolerability profile of our ADCs compared to other product candidates, but if our ADCs are not demonstrably superior in these respects, we may not be able to compete effectively. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware.
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

If patent applications we own or have in-licensed with respect to our platforms or our product candidates fail to issue as patents, if their breadth or strength of protection is threatened or inadequate, or if they fail to provide meaningful exclusivity, it could dissuade companies from collaborating with us. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any inability to obtain relevant granted patents or successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful development and commercialization of any product candidate. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, with respect to at least certain of our patents and patent applications, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by the USPTO or a third-party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent and the protection it affords is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, our owned or in-licensed patents protecting such candidates might expire before being able to effectively prevent others from commercializing products competitive to our candidates. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a drug under patent protection could be further reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from similar or generic products. The launch of a generic version of one of our products in particular would be likely to result in an immediate and substantial reduction in the demand for our product, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-inventor-to-file” system. Under a first-inventor-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. These provisions also allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. The USPTO developed additional regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and, in particular, the first-inventor-to-file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Potential further changes to the laws governing intellectual property in the United States or other countries, or in the continued interpretation and implementation of the provisions of the Leahy-Smith Act in the United States, create uncertainty in our ability to obtain, maintain and enforce our intellectual property rights and could have an adverse effect on our ability to do so in a way that protects our platforms and product candidates.
Any loss of patent protection could have a material adverse impact on our business. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as our product candidates.
Issued patents covering UpRi, XMT-1660, XMT-2056 and any other current or future ADC product candidates could be found not infringed by a competitive product, invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.

In some cases, it may be difficult to detect infringement of our intellectual property rights by third parties, and, even if detected, proving infringement may be difficult. If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering UpRi, XMT-1660, XMT-2056 or any other current or future product candidates, the defendant could counterclaim its product does not infringe the asserted patent or that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of infringement, invalidity and unenforceability is unpredictable. With respect to infringement, the court may interpret the claims in a way that establishes a third-party product does not infringe those claims, or we may be otherwise unsuccessful in establishing that a third-party product embodies or practices each element of the claim and therefore infringes the claim. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Any such loss of patent protection or a finding that a third party’s competitive product does not infringe our patents could have a material adverse impact on our business, financial condition, results of operations and prospects.
If we fail to comply with our obligations under any license, strategic collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our ADC product candidates.
We rely, in part, on license, collaboration and other agreements. We may need to obtain additional licenses from others to advance our research or allow commercialization of our product candidates and it is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

In addition, our existing licenses and collaboration agreements, including our licenses with Ares Trading S.A., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany, or Merck KGaA, and Merck KGaA for intellectual property covering the Immunosynthen and Dolaflexin platforms; our potential license with GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, for intellectual property covering XMT-2056; our license with Janssen Biotech, Inc., or Janssen, for intellectual property covering the Dolasynthen platform; our license with Recepta Biopharma S.A., or Recepta, for intellectual property covering the NaPi2b antibody in UpRi; and our license with Synaffix B.V., or Synaffix, for intellectual property covering components included in the Dolasynthen platform, impose, and any future licenses, collaborations or other agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution, challenge and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, including, in the case of our agreements with Merck KGaA, the license for the rights covering the Immunosynthen and Dolaflexin platforms; in the case of our agreement with GSK, the potential license for the rights covering XMT-2056; in the case of our agreement with Janssen, the license for the rights covering the Dolasynthen platform; in the case of our agreement with Recepta, the license for the rights covering the NaPi2b antibody in UpRi; and, in the case of our agreement with Synaffix, the license for the rights covering components in the Dolasynthen platform. Any of the foregoing could result in us being unable to develop, manufacture and sell products that are covered by the licensed intellectual property or enable a competitor to gain access to the licensed technology. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreements, including:
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
Competitors and other third parties may infringe our patents or misappropriate or otherwise violate our owned and in-licensed intellectual property rights. To counter infringement or unauthorized use, litigation or other intellectual property proceedings may be necessary to enforce or defend our owned and in-licensed intellectual property rights, to protect our confidential information and trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Such litigation or proceedings can be expensive and time consuming, and any such claims could provoke defendants to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Many of our current and potential competitors have the ability to dedicate substantially greater resources to litigate intellectual property rights than we can and have more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Even if resolved in our favor, litigation or other intellectual property proceedings could result in substantial costs and diversion of management attention and resources, which could harm our business and financial results.
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

We may face a claim of misappropriation if a third party believes that we inappropriately obtained and used confidential information or trade secrets of such third party. If we are found to have misappropriated a third party’s confidential information or trade secrets, we may be prevented from further using such confidential information or trade secrets, limiting our ability to develop our product candidates, we may be required to obtain a license to such confidential information, which may not be available on commercially reasonable terms or at all and may be non-exclusive, and we may be required to pay damages, which could be substantial. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition to patent and other intellectual property protection, we may seek market and data exclusivity for our biological product candidates subject to the biologics license application, or BLA, process at the FDA, which is currently 12 years in the United States, 10 years in Europe and other durations in other countries, where available. The term of the patents covering our product candidates may not extend beyond the data and market exclusivities. There is a risk that this data and market exclusivity could be shortened due to legislative action in the United States or other countries where such protection is currently available, potentially creating the risk that biosimilar competition could enter the market sooner than anticipated. In addition, the extent to which any biosimilar competitive product, once approved, may be substituted for our relevant reference product is not yet clear, and will depend on many market and regulatory factors which are uncertain.
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
•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or confidential know how, and a third party may subsequently file a patent covering such intellectual property.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a BLA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. Additionally, we have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.
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
Finally, our ability to develop and market new drug products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and the distribution of which is governed by various measures adopted under a Risk Evaluation and Mitigation Strategy, or REMS. In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the United States. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve an NDA or BLA or establish requirements under a REMS. On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our abilities to develop new drug product candidates and to maintain an approval, if any, with respect to our existing drug product candidates and measures adopted under a REMS, if any, are at risk and could be delayed, undermined or subject to protracted litigation.
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
We intend to market our current product candidates, XMT-1660 and XMT-2056, if approved, in international markets either directly or through collaborations. In order to market and sell our products in the European Union and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.
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

In the European Union, we may seek PRIME designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union, and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.
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
In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA issued final guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. In May 2022, the FDA granted orphan drug designation to XMT-2056 for the treatment of patients with gastric cancer, but we may not be able to obtain orphan drug exclusivity for any additional product candidates in the future.

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
We may conduct future clinical trials for our product candidates at sites outside of the United States. The FDA may not accept data from trials conducted in such locations, or the complexity of regulatory burdens may otherwise adversely impact us.
We plan to continue to conduct clinical trials for our current and future product candidates outside of the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with GCPs. If the foreign data is the sole basis for a marketing application, then the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful and the FDA must be able to validate the data through an on-site inspection, if necessary. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any clinical trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.
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
In addition, the current conflict between Russia and Ukraine may also have an impact on our ability to successfully conduct trials outside of the United States. For example, we do business with a CRO that has had employees and operations in Ukraine that have been adversely impacted by Russian hostilities, though such employees and operations are not directly involved with our clinical trials. If we have difficulty conducting our clinical trials in jurisdictions outside the United States as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have a material adverse effect on our business.

Accelerated approval by the FDA, even if granted for any of our current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek approval of any of our current and future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit.
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
There can be no assurance that the FDA will agree with any proposed surrogate endpoints or that we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval for any of our current or future product candidates. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.
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
More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will not be legally binding even when finalized, we will need to consider the FDA’s guidance closely if we seek accelerated approval for any of our products.Accordingly, even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.
Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our drug development strategy.
We may employ companion diagnostics to help us more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization. Given our limited experience in developing diagnostics, we may rely on third-party collaborators in developing and obtaining approval or clearance for these companion diagnostics. There can be no guarantees that we will successfully find a suitable collaborator to develop companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval or clearance for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory approval or clearance of the companion diagnostics could delay or prevent approval of our product candidates. In addition, we or our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, our ability to derive revenues from sales of any products, if approved, will be adversely affected. In addition, any diagnostic company with which we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. In such event, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It was originally set to go into effect on January 1, 2022, but with passage of the IRA, has been delayed by Congress to January 1, 2032.
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
On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas and Johnson & Johnson also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving the IRA will continue, with unpredictable and uncertain results.
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
In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, which is further described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – the sole responsibility of which is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.
In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.
While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, which could adversely affect our business. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with federal, state and international laws regarding privacy and security of personal information could expose us to fines and penalties under such laws.
Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.
If we expand our operations outside the United States, we will need to dedicate additional resources to comply with U.S. laws regarding international operations and the laws and regulations in each jurisdiction in which we operate and plan to operate. The FCPA prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries and to devise and maintain an adequate system of internal accounting controls for international operations.
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
If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws and these laws may preclude us from developing, manufacturing or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.
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
Our restructuring and workforce reduction announced on July 27, 2023, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
On July 27, 2023, following our discontinuance of the development of UpRi and the strategic reprioritization of our business activities, we announced that we were conducting a restructuring involving a headcount reduction of approximately 50% of our then-current employee base. We expect to complete the terminations by the end of 2023 and estimate that we will reduce our operating expenses going forward. However, these estimates are subject to several assumptions, and actual results may differ. We may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the announced plan, our operating results and financial condition could be adversely affected. The workforce reduction may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale, as well as result in weaknesses in our infrastructure and operations, and may increase the risk that we become unable to comply with legal and regulatory requirements. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and/or manufacturing personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing XMT-1660, XMT-2056 or any other current or future product candidates.
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
Our stock price has been and may continue to be volatile. During the period from August 4, 2020 to August 4, 2023, the closing price of our common stock ranged from a high of $27.59 per share to a low of $1.06 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
•results and timing of preclinical studies and clinical trials of our current or future product candidates, including XMT-1660 and XMT-2056, including, for example, the clinical hold placed by the FDA on our trial of XMT-2056 in March 2023;
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
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy, including, for example, our strategic reprioritization announced in July 2023;
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
3.1
Fifth Amended and Restated Certificate of Incorporation, as amended, as of June 8, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2023).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023).
10.1*	Form of Restricted Stock Unit Agreement under the Mersana Therapeutics, Inc. 2022 Inducement Stock Incentive Plan
10.2*	Form of Restricted Stock Unit Agreement for Employees under the Mersana Therapeutics, Inc. 2017 Stock Incentive Plan
10.3*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Mersana Therapeutics, Inc. 2017 Stock Incentive Plan
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

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

Mersana Therapeutics, Inc.

Dated: August 8, 2023	By:	/s/ Anna Protopapas
Anna Protopapas President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: August 8, 2023	By:	/s/ Brian DeSchuytner
Brian DeSchuytner SVP, Chief Financial Officer (Principal Financial Officer)