Form 10-Q
period 2023-09-30
Mersana Therapeutics, Inc.
filed 2023-11-07
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 120,582,114 shares of Common Stock ($0.0001 par value per share) outstanding as of November 3, 2023.

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
These forward-looking statements include, among other things, statements about:
•the initiation, cost, timing, progress and results of our current and future research and development activities, preclinical studies and clinical trials, including our Phase 1 clinical trials of XMT-1660 and XMT-2056;
•the adequacy of our inventory of XMT-1660, XMT-2056 and our other product candidates to support our ongoing and planned clinical trials, as well as the outcome of planned manufacturing runs;
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
•our strategic priorities and our efforts to complete our restructuring plan announced on July 27, 2023; and
•our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$186,283	$128,885
Short-term marketable securities	54,703	151,827
Accounts receivable	—	30,000
Prepaid expenses and other current assets	8,752	8,507
Total current assets	249,738	319,219
Property and equipment, net	4,265	3,985
Operating lease right-of-use assets	8,423	10,475
Other assets, noncurrent	478	661
Total assets	$262,904	$334,340
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,946	$13,951
Accrued expenses	29,321	43,184
Deferred revenue	21,592	30,610
Operating lease liabilities	3,137	2,798
Other current liabilities	937	990
Total current liabilities	67,933	91,533
Operating lease liabilities, noncurrent	6,050	8,575
Long-term debt, net	25,155	24,929
Deferred revenue, noncurrent	111,504	117,043
Other liabilities, noncurrent	67	203
Total liabilities	210,709	242,283
Commitments (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 120,548,980 and 105,144,864 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	12	11
Additional paid-in capital	858,999	746,889
Accumulated other comprehensive income (loss)	1	(152)
Accumulated deficit	(806,817)	(654,691)
Total stockholders’ equity	52,195	92,057
Total liabilities and stockholders’ equity	$262,904	$334,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$7,698	$5,573	$26,154	$11,893
Operating expenses:
Research and development	30,531	50,639	126,774	127,676
General and administrative	12,894	14,573	49,409	42,158
Restructuring expenses	8,214	—	8,214	—
Total operating expenses	51,639	65,212	184,397	169,834
Other income (expense):
Interest income	3,302	708	9,142	1,017
Interest expense	(1,017)	(880)	(3,025)	(2,364)
Total other income (expense), net	2,285	(172)	6,117	(1,347)
Net loss	(41,656)	(59,811)	(152,126)	(159,288)
Other comprehensive loss
Unrealized gain (loss) on marketable securities	50	(105)	153	(231)
Comprehensive loss	$(41,606)	$(59,916)	$(151,973)	$(159,519)
Net loss attributable to common stockholders — basic and diluted	$(41,656)	$(59,811)	$(152,126)	$(159,288)
Net loss per share attributable to common stockholders — basic and diluted	$(0.35)	$(0.61)	$(1.33)	$(1.75)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	120,521,985	97,641,936	114,595,910	91,173,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	73,709,056	$7	$572,213	$—	$(450,479)	$121,741
Issuance of common stock from at-the-market transactions, net of issuance costs of $1,322	13,169,903	2	60,460	—	—	60,462
Exercise of stock options	26,951	—	96	—	—	96
Vesting of restricted stock units	167,174	—	—	—	—	—
Stock-based compensation expense	—	—	5,485	—	—	5,485
Net loss	—	—	—	—	(47,258)	(47,258)
Balance at March 31, 2022	87,073,084	$9	$638,254	$—	$(497,737)	$140,526
Issuance of common stock from at-the-market transactions, net of issuance costs of $941	9,904,964	1	39,898	—	—	39,899
Exercise of common stock warrant	16,654	—	—	—	—	—
Vesting of restricted stock units	17,417	—	—	—	—	—
Purchase of common stock under ESPP	154,235	—	606	—	—	606
Stock-based compensation expense	—	—	5,348	—	—	5,348
Other comprehensive loss	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	(52,219)	(52,219)
Balance at June 30, 2022	97,166,354	$10	$684,106	$(126)	$(549,956)	$134,034
Issuance of common stock from at-the-market transactions, net of issuance costs of $251	1,382,631	—	10,626	—	—	10,626
Exercise of stock options	27,348	—	110	—	—	110
Vesting of restricted stock units	6,250	—	—	—	—	—
Stock-based compensation expense	—	—	5,375	—	—	5,375
Other comprehensive loss	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	(59,811)	(59,811)
Balance at September 30, 2022	98,582,583	$10	$700,217	$(231)	$(609,767)	$90,229

Balance at December 31, 2022	105,144,864	$11	$746,889	$(152)	$(654,691)	$92,057
Issuance of common stock from at-the-market transactions, net of issuance costs of $558	3,535,093	—	21,795	—	—	21,795
Exercise of stock options	8,826	—	34	—	—	34
Vesting of restricted stock units	372,291	—	—	—	—	—
Stock-based compensation expense	—	—	6,407	—	—	6,407
Other comprehensive gain	—	—	—	164	—	164
Net loss	—	—	—	—	(56,163)	(56,163)
Balance at March 31, 2023	109,061,074	$11	$775,125	$12	$(710,854)	$64,294
Issuance of common stock from at-the-market transactions, net of issuance costs of $1,524	10,929,438	1	71,874	—	—	71,875
Exercise of stock options	88,770	—	393	—	—	393
Vesting of restricted stock units	88,690	—	—	—	—	—
Purchase of common stock under ESPP	291,260	—	963	—	—	963
Stock-based compensation expense	—	—	6,643	—	—	6,643
Other comprehensive loss	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(54,307)	(54,307)
Balance at June 30, 2023	120,459,232	$12	$854,998	$(49)	$(765,161)	$89,800
Vesting of restricted stock units and other stock awards	89,748	—	—	—	—	—
Stock-based compensation expense	—	—	4,001	—	—	4,001
Other comprehensive gain	—	—	—	50	—	50
Net loss	—	—	—	—	(41,656)	(41,656)
Balance at September 30, 2023	120,548,980	$12	$858,999	$1	$(806,817)	$52,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(152,126)	$(159,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,070	645
Net amortization of premiums and discounts on marketable securities	(4,239)	(396)
Stock-based compensation	17,051	16,208
Other non-cash items	536	574
Changes in operating assets and liabilities:
Accounts receivable	30,000	—
Prepaid expenses and other current assets	(244)	2,459
Accounts payable	(659)	1,153
Accrued expenses	(13,617)	11,848
Operating lease right-of-use assets	2,051	2,127
Operating lease liabilities	(2,186)	(1,861)
Deferred revenue	(14,557)	128,397
Net cash (used in) provided by operating activities	(136,920)	1,866

Cash flows from investing activities
Maturities of marketable securities	232,970	54,000
Purchase of marketable securities	(131,453)	(159,878)
Purchase of property and equipment	(1,782)	(1,412)
Net cash provided by (used in) investing activities	99,735	(107,290)

Cash flows from financing activities
Net proceeds from at-the-market facilities	93,539	110,954
Proceeds from exercise of stock options	427	206
Proceeds from purchases of common stock under ESPP	963	606
Payment of debt issuance costs	(150)	—
Payments under finance lease obligations	(196)	(207)
Net cash provided by financing activities	94,583	111,559

Increase in cash, cash equivalents and restricted cash	57,398	6,135
Cash, cash equivalents and restricted cash, beginning of period	129,363	178,425
Cash, cash equivalents and restricted cash, end of period	$186,761	$184,560

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$442	$407
Cash paid for interest	$2,508	$1,746
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$298
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
The Company is investigating XMT-1660, a B7-H4-directed Dolasynthen ADC, in a Phase 1 clinical trial enrolling patients with solid tumors, including in breast, endometrial and ovarian cancers. The Company initiated a Phase 1 clinical trial to investigate XMT-2056, an Immunosynthen STING-agonist ADC that is designed to target a novel epitope of human epidermal growth factor receptor 2 ("HER2"), in January 2023, enrolling previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers. In March 2023, following a voluntary suspension of this clinical trial by the Company, this clinical trial was placed on clinical hold by the U.S. Food and Drug Administration ("FDA"), and the FDA lifted this clinical hold in October 2023. The Company also has two additional earlier stage preclinical candidates, XMT-2068 and XMT-2175, that leverage the Company's Immunosynthen platform.
In July 2023, the Company announced top-line data from its Phase 2 UPLIFT clinical trial of upifitamab rilsodotin ("UpRi"), which did not meet its primary endpoint. In connection with this announcement, on July 27, 2023, the Company further announced that its primary focus moving forward would be on advancing product candidates and collaborations utilizing its next-generation ADC platforms, Dolasynthen and Immunosynthen. As a result, the Company is winding down its UpRi-related development activities and its regulatory and commercial readiness efforts and has terminated its Phase 3 clinical UP-NEXT and UPGRADE-A clinical trials of UpRi, on which the FDA had placed a partial clinical hold in June 2023.
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
The Company has incurred cumulative net losses since inception. For the three months ended September 30, 2023, the net loss was $41.7 million, compared to $59.8 million in the three months ended September 30, 2022. For the nine months ended September 30, 2023, the net loss was $152.1 million, compared to $159.3 million in the nine months ended September 30, 2022. The Company expects to continue to incur operating losses for at least the next several years. As of September 30, 2023, the Company had an accumulated deficit of $806.8 million. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders' equity and working capital.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022, the statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and statements of cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2023 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
During the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022 the Company recorded collaboration revenue of $0.5 million, $0.7 million, $1.8 million, and $0.7 million respectively, related to its efforts under the GSK Agreement. As of September 30, 2023 and December 31, 2022 the Company had recorded $96.2 million and $98.0 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the performance obligations.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Janssen
In February 2022, the Company entered into a research collaboration and license agreement with Janssen Biotech Inc. ("Janssen" and such agreement, as amended on July 14, 2023 and September 25, 2023, the "Janssen Agreement") focused on the research, development and commercialization of novel ADCs for three oncology targets by leveraging Mersana’s ADC expertise and Dolasynthen platform with Janssen’s proprietary antibodies. Upon execution of the Janssen Agreement, the Company received a non-refundable upfront payment of $40.0 million from Janssen. Janssen may select up to three targets and may substitute each target once prior to a substitution deadline. Janssen is not required to pay a fee for its first substitution right, but must pay a one-time fee for access to the subsequent substitution rights following its exercise of its second substitution right.
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
The Company determined that the consideration for CMC activities represents variable consideration. CMC activities for one of the three designated targets have been initiated. The Company has included limited cost reimbursements within the transaction price. The Company elected to apply the Right to Invoice practical expedient under ASC 606. As such, the Company will recognize revenue related to the CMC activities when the services are performed.
As of September 30, 2023, the revised total transaction price for the Janssen Agreement was $48.0 million. During 2023, the Company revised the estimated transaction price by $6.0 million based on the reassessment of the constraint of certain development milestones and the remaining risks associated with the development required to achieve the milestones.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
During the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, the Company recorded collaboration revenue of $4.9 million, $4.9 million, $14.0 million, and $10.9 million, respectively, related to its performance obligations under the Janssen Agreement. As of September 30, 2023 and December 31, 2022, the Company had recorded $9.9 million and $15.8 million, respectively, in deferred revenue related to the Janssen Agreement that will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
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
During the three and nine months ended September 30, 2023, the Company recorded collaboration revenue of $2.3 million and $7.9 million, respectively, related to its efforts under the 2022 Merck KGaA Agreement. As of September 30, 2023 and December 31, 2022, the Company had recorded $23.1 million and $30.0 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.

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
All six targets were designated prior to 2018. The Company has previously received $3.0 million related to development milestones under the 2014 Merck KGaA Agreement. There have been no additional milestone payments during the nine months ended September 30, 2023 or 2022.
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
As of September 30, 2023, the Company has completed its research service obligations associated with four of the six designated targets and the joint research committee services. Collaboration revenue recognized during the three months ended September 30, 2023 and 2022 was immaterial. There was no collaboration revenue or corresponding research and development expense recognized during the three and nine months ended September 30, 2023 and 2022 related to the 2018 Merck KGaA Supply Agreement.
As of September 30, 2023 and December 31, 2022, the Company had recorded $3.9 million in deferred revenue related to the 2014 Merck KGaA Agreement and 2018 Merck KGaA Supply Agreement, in the aggregate, that will be recognized over the remaining performance period.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2023
Contract liabilities:
Total deferred revenue	$147,653	$1,710	$16,267	$133,096

Nine months ended September 30, 2022
Contract liabilities:
Total deferred revenue	$3,944	$140,000	$11,603	$132,341
The Company had no contract assets associated with its collaboration agreements as of September 30, 2023 and September 30, 2022.
During the three and nine months ended September 30, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$4,503	$4,919	$17,963	$32
Other Revenue
The Company has provided limited services for a collaborator, Asana BioSciences, LLC ("Asana Biosciences"). The Company did not recognize revenue related to these services during the three and nine months ended September 30, 2023 and the three months ended September 30, 2022. During the nine months ended September 30, 2022 the Company recognized revenue of $0.3 million related to these services. During the nine months ended September 30, 2023, the Company recognized revenue of $2.5 million related to achievement of a development milestone under the research, development and license agreement for which performance obligations were previously completed.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value.

	September 30, 2023
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$137,795	$137,795	$—	$—
Marketable securities
U.S. treasury securities	$29,811	$29,811	$—	$—
U.S. government agency securities	24,892	—	24,892	—
	$54,703	$29,811	$24,892	$—

	December 31, 2022
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$50,471	$50,471	$—	$—
U.S. government agency securities	9,993	—	9,993	—
	$60,464	$50,471	$9,993	$—
Marketable securities
U.S. treasury securities	$107,810	$107,810	$—	$—
U.S. government agency securities	44,017	—	44,017	—
	$151,827	$107,810	$44,017	$—
There were no changes in valuation techniques or transfers between fair value measurement levels during the nine months ended September 30, 2023 or during the year ended December 31, 2022.
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
As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 7, Debt) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 7, Debt.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)

5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$128,885	$186,283	$177,947	$184,082
Restricted cash included in other assets, noncurrent	478	478	478	478
Total cash, cash equivalents and restricted cash per statement of cash flows	$129,363	$186,761	$178,425	$184,560
Marketable securities
The following tables summarize the Company's marketable securities held at September 30, 2023 and December 31, 2022.

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$29,807	$13	$(9)	$29,811
U.S. government agency securities	24,895	4	(7)	24,892
Total	$54,702	$17	$(16)	$54,703

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$107,964	$7	$(161)	$107,810
U.S. government agency securities	44,016	24	(23)	44,017
Total	$151,980	$31	$(184)	$151,827
All of the Company's marketable securities are due within one year or less. The Company did not realize any gains or losses recognized on the sale of marketable securities during the nine months ended September 30, 2023, and, as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.
As of September 30, 2023, the Company's debt security portfolio consisted of 5 securities that were in an unrealized loss position and had an aggregate fair value of $29.9 million. There were no securities in an unrealized loss position for greater than 12 months as of September 30, 2023. The unrealized losses on the Company's marketable securities were caused by market interest rate increases. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three months ended September 30, 2023.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
6. Accrued expenses
Accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Accrued clinical expenses	$8,544	$14,822
Accrued payroll and related expenses	7,168	11,558
Accrued manufacturing expenses	4,250	11,536
Accrued restructuring expenses	4,190	—
Accrued research and non-clinical expenses	3,062	2,767
Accrued professional fees	1,583	1,865
Accrued other	524	636
	$29,321	$43,184

7. Debt
On October 29, 2021, the Company entered into a loan and security agreement (the "New Credit Facility") with Silicon Valley Bank ("former SVB") and Oxford Finance LLC ("Oxford" and, together with former SVB and the other lenders from time to time a party thereto, the "Lenders"). In March 2023, Silicon Valley Bridge Bank, N.A ("SVBB"), as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company ("SVB"), which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a Lender. The New Credit Facility as amended on February 17, 2022, October 17, 2022, December 27, 2022, and March 23, 2023, is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company has drawn $25.0 million under the New Credit Facility as of September 30, 2023. As of September 30, 2023, no additional borrowing amounts were available to the Company under the New Credit Facility, as amended.
Refer to Note 8, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding the New Credit Facility. As of September 30, 2023, the Company was in compliance with all covenants under the New Credit Facility. There are no events of default under the New Credit Facility as of September 30, 2023.
The following is a summary of obligations under the New Credit Facility as of September 30, 2023:

(in thousands)	September 30, 2023
Total debt	$25,000
Less: Current portion of long-term debt	—
Total debt, net of current portion	25,000
Debt financing costs, net of accretion	(259)
Accretion related to final payment	414
Long-term debt, net	$25,155
Interest expense related to the New Credit Facility for the three months ended September 30, 2023 and 2022 and nine months ended September 30, 2023 and 2022 was $1.0 million, $0.8 million, $2.9 million, and $2.3 million, respectively.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)

8. Stockholders’ equity
Preferred stock
As of September 30, 2023, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
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
In February 2022, the Company established a new ATM equity offering program (the "February 2022 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the nine months ended September 30, 2022, the Company sold 12,717,288 shares of common stock under the February 2022 ATM, resulting in net proceeds of $56.5 million. During the first quarter of 2023, the Company sold 256,386 shares of common stock under the February 2022 ATM, resulting in net proceeds of $1.6 million. As of March 31, 2023, the February 2022 ATM had been fully utilized.
In November 2022, the Company established an additional ATM equity offering program (the "November 2022 ATM"), pursuant to which it is able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. During the nine months ended September 30, 2023, the Company sold 14,208,145 shares of common stock under the November 2022 ATM, resulting in net proceeds of $92.2 million. As of September 30, 2023, approximately $55.9 million remained unsold and available for sale under the November 2022 ATM.
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase shares of common stock. All such outstanding warrants expired pursuant to their terms on September 27, 2023. The warrants had a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. There were no warrants to purchase shares of common stock outstanding as of September 30, 2023. During the nine months ended September 30, 2023, there were no exercises of warrants in exchange for shares of common stock.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of September 30, 2023 and December 31, 2022, there were 16,300,491 and 11,944,664, respectively, shares of common stock reserved for the exercise of outstanding stock options, restricted stock units ("RSUs") and warrants.

	September 30, 2023	December 31, 2022
Stock options	12,178,126	10,051,283
Restricted stock units	4,122,365	1,870,791
Warrants	—	22,590
	16,300,491	11,944,664

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
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan, shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2023, the number of shares of common stock issuable under the 2017 Plan was increased by 4,205,794 shares. During the nine months ended September 30, 2023, the Company granted an aggregate of 7,107,900 RSUs, options to purchase shares of common stock, and shares of common stock to employees and non-employee directors under the 2017 Plan. As of September 30, 2023, there were 864,450 shares available for future issuance under the 2017 Plan.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the nine months ended September 30, 2023, the Company granted an aggregate of 865,370 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of September 30, 2023, there were 1,058,609 shares available for future issuance under the Inducement Plan.
As of September 30, 2023, there were options to purchase 657,500 shares of common stock outstanding which were granted as inducement awards prior to the establishment of the Inducement Plan.
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2023	10,051,283	$9.84
Granted	3,972,166	$4.80
Exercised	(97,596)	$4.37
Cancelled/forfeited	(1,747,727)	$10.62
Outstanding at September 30, 2023	12,178,126	$8.13
Exercisable at September 30, 2023	7,130,744	$9.25
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $3.85 and $3.96 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $0.3 million and immaterial, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was $0.4 million and immaterial, respectively, for the nine months ended September 30, 2023 and 2022.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Restricted stock units
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date.
A summary of the RSU activity is as follows:

Number of Shares
Unvested at January 1, 2023	1,870,791
Granted	3,982,567
Vested	(532,192)
Forfeited	(1,198,801)
Unvested at September 30, 2023	4,122,365
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the "2017 ESPP"). The number of shares of common stock issuable under the 2017 ESPP was increased by 450,000 on January 1, 2023. The Company issued 291,260 and 154,235 shares, respectively, under the 2017 ESPP during the nine months ended September 30, 2023 and 2022. As of September 30, 2023, there were 454,531 shares available for issuance under the 2017 ESPP.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options	$3,211	$3,901	$11,718	$11,952
Restricted stock units	694	1,365	4,647	3,832
Employee stock purchase plan	96	109	686	424
Stock-based compensation expense included in total operating expenses	$4,001	$5,375	$17,051	$16,208
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$2,153	$2,890	$8,881	$8,569
General and administrative	1,848	2,485	8,170	7,639
Stock-based compensation expense included in total operating expenses	$4,001	$5,375	$17,051	$16,208
As of September 30, 2023, there was $18.7 million and $15.1 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 1.8 years and 2.5 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.4%	2.9%	3.8%	2.0%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	6.09	6.11	6.06	5.99
Expected stock price volatility	113%	94%	103%	88%
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and nine months ended September 30, 2023	Three and nine months ended September 30, 2022
Stock options	12,178,126	10,524,780
Unvested restricted stock units	4,122,365	1,870,682
Warrants	—	22,590
	16,300,491	12,418,052
11. Commitments
License agreements
During the three and nine months ended September 30, 2023 and the three months ended September 30, 2022, the Company did not record research and development expense related to non-refundable license payments. During the nine months ended September 30, 2022, the Company recorded research and development expense related to non-refundable license payments of $1.5 million.
During the three and nine months ended September 30, 2023, the Company did not record research and development expense related to development milestones. During the three and nine months ended September 30, 2022, the Company recorded research and development expense of $0.7 million related to development milestones associated with XMT-1660.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
12. Restructuring
On July 27, 2023, the Company announced decisions to reprioritize its areas of focus and to discontinue its clinical development of UpRi following an evaluation of top-line data from the Company’s UPLIFT Phase 2 clinical trial of UpRi in patients with platinum-resistant ovarian cancer, which did not meet its primary endpoint. In connection with these decisions, on July 26, 2023 the Company’s board of directors approved certain expense reduction measures, including a reduction of approximately 50% of the Company’s then-current total employee base (the "Restructuring"). Affected employees were eligible to receive severance and benefit payments, notice pay and outplacement services in connection with the reduction.
The Company expects to incur a total of approximately $7 million related to severance and benefit payments, notice pay and outplacement services in connection with the Restructuring. The Company expects to incur a total of approximately $2 million related to contract terminations associated with the Restructuring. Restructuring costs incurred are included within restructuring expenses on the consolidated statements of operations and comprehensive loss.
The following table summarizes the charges incurred in connection with the Restructuring:

(in thousands)	Severance & Employee Related Costs	Contract Termination and Other Costs	Total Costs
Cumulative costs to date	$6,425	$1,789	$8,214
Costs incurred during the three and nine months ended September 30, 2023	$6,425	$1,789	$8,214
The following tables summarizes the charges incurred in connection with the Restructuring related to research and development activities and general and administrative activities:

(in thousands)	Three and nine months ended September 30, 2023
Research and development related	$4,927
General and administrative related	$3,287
Accrued restructuring costs, which are included in accrued expenses on the consolidated balance sheets, were as follows:

(in thousands)	Severance & Employee Related Costs	Contract Termination Costs	Total Costs
Balance at December 31, 2022	$—	$—	$—
Additional expense	6,425	372	6,797
Cash payments	(2,435)	—	(2,435)
Other adjustments	(172)	—	(172)
Balance at September 30, 2023	$3,818	$372	$4,190

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
In connection with our announcement of top-line data from UPLIFT, on July 27, 2023 we further announced that our primary focus moving forward would be on advancing product candidates and collaborations utilizing our next-generation ADC platforms, Dolasynthen and Immunosynthen. As a result, we are winding down UpRi-related development activities and our regulatory and commercial readiness efforts, which wind-down we expect to be substantially complete by the end of 2023. We have terminated our UP-NEXT and UPGRADE-A clinical trials of UpRi, on which the U.S. Food and Drug Administration, or FDA, had placed a partial clinical hold in June 2023 following our submission of an aggregate safety report of all patients dosed with UpRi evaluating bleeding events UP-NEXT was our Phase 3 clinical trial of UpRi as monotherapy maintenance treatment following treatment with platinum doublets in recurring platinum sensitive ovarian cancer. UPGRADE-A was a Phase 1 combination trial in which we explored combining UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum sensitive ovarian cancer. If further analyses of data enable the identification of a path forward for UpRi, we will consider strategic alternatives for the asset, including partnering. We also announced that on July 26, 2023 our board of directors approved certain expense reduction measures, including a reduction of approximately 50% of our then-current employee base, or the Restructuring. The Restructuring is expected to be substantially complete by the end of 2023.
We continue to develop two ADCs, XMT-1660 and XMT-2056, leveraging our Dolasynthen and Immunosynthen platforms respectively. XMT-1660 is a B7-H4-directed Dolasynthen ADC designed with a precise, target-optimized drug-to-antibody ratio, or DAR, of 6 and our proprietary auristatin payload. We are currently enrolling patients in our multicenter Phase 1 trial investigating the safety, tolerability and anti-tumor activity of XMT-1660 in patients with breast, endometrial and ovarian cancers. We began dosing patients in August 2022 and are continuing to advance the dose escalation portion of the trial, including enrolling patients in backfill cohorts at clinically relevant doses. We plan to complete the dose escalation portion of the trial in 2023 and plan to initiate the dose expansion portion of the trial in 2024. The FDA has granted Fast Track designation to XMT-1660 for the treatment of adult patients with advanced or metastatic triple-negative breast cancer.

XMT-2056 is a systemically administered Immunosynthen STING agonist ADC (DAR 8) that is designed to target a novel epitope of human epidermal growth factor receptor 2, or HER2, distinct from that targeted by either trastuzumab or pertuzumab, and to locally activate STING signaling in both tumor-resident immune cells and in tumor cells, providing the potential to treat patients with HER2-high or -low tumors as monotherapy and in combination with standard-of-care agents. We initiated a multicenter Phase 1 open-label trial of XMT-2056 in previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers, in January 2023. In March 2023, we announced that this Phase 1 trial of XMT-2056 had been placed on clinical hold by the FDA following our communication to FDA that we were voluntarily suspending the trial due to a Grade 5 (fatal) serious adverse event, or SAE, that was deemed to be related to XMT-2056. The SAE occurred in the second patient who had been enrolled at the initial dose level in the dose escalation portion of the Phase 1 trial in previously treated patients with HER2+ recurrent or metastatic solid tumors. On October 31, 2023, we announced that the FDA had lifted the clinical hold on this clinical trial. We have lowered the starting dose in our Phase 1 dose escalation design and are working to resume enrollment in this trial.
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
Since inception, we have incurred significant cumulative operating losses. For the nine months ended September 30, 2023, our net loss was $152.1 million, compared to $159.3 million in the nine months ended September 30, 2022. As of September 30, 2023, we had an accumulated deficit of $806.8 million. We expect to continue to incur significant expenses and operating losses over the next several years as we:
•continue clinical development and manufacturing activities for XMT-1660 and XMT-2056;
•continue activities to discover, validate and develop additional product candidates, including XMT-2068 and XMT-2175; and
•maintain, expand and protect our intellectual property portfolio.

Financial Operations Overview
Revenue
To date, we have not generated any revenue from the sale of products. All of our revenue has been generated from strategic collaborations.

In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., or MRKDG, a wholly-owned subsidiary of Merck KGaA, for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. MRKDG is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at their cost. MRKDG has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three and nine months ended September 30, 2023, we recognized $2.3 million and $7.9 million, respectively, of collaboration revenue related to the 2022 Merck KGaA Agreement.
In August 2022, we entered into a collaboration, option and license agreement, or the GSK Agreement, with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, we recognized $0.5 million,$0.7 million, $1.8 million and $0.7 million, respectively, of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into a research collaboration and license agreement, or the Janssen Agreement, with Janssen for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. Janssen is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Janssen's cost. Janssen has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022 we recognized $4.9 million, $4.9 million, $14.0 million, and $10.9 million, respectively, of collaboration revenue related to performance under the Janssen Agreement.
In June 2014, we entered into a collaboration and commercial license agreement, or the 2014 Merck KGaA Agreement, with Merck KGaA for the development and commercialization of ADC product candidates utilizing our Dolaflexin platform for up to six target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for generating Dolaflexin and conjugating this to such antibodies to create the ADC product candidates. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In May 2018, we entered into a supply agreement, or the Merck KGaA Supply Agreement, with Merck KGaA for the supply of materials that could be used for investigational new drug, or IND, -enabling studies and clinical trials. For each of the three and nine months ended September 30, 2023 and 2022, we recognized an immaterial amount of revenue related to the 2014 Merck KGaA Agreement and Merck KGaA Supply Agreement.
During the nine months ended September 30, 2023 and 2022 we recognized $2.5 million and $0.3 million, respectively, of revenue related to achievement of a development milestone and services provided, respectively, related to Asana BioSciences, LLC, or Asana Biosciences.
For the foreseeable future, we expect substantially all of our revenue to be generated from our collaboration agreements with GSK, Janssen, Merck KGaA and its affiliate MRKDG and Asana BioSciences. Given the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments or any royalty payments under these collaborations.

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
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. In light of our decision to discontinue further clinical development of XMT-1592, a Dolasynthen ADC that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer, in the second quarter of 2022, all costs associated with our Dolasynthen platform were prospectively re-allocated to XMT-1660, which is now our lead Dolasynthen-based product candidate, following such decision. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our product candidates XMT-2068 and XMT-2175 and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the three and nine month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
UpRi external costs	$9,107	$23,999	$45,208	$48,023
XMT-1660 external costs	4,342	4,158	11,241	10,879
XMT-2056 external costs	635	2,334	4,614	2,334
Preclinical and discovery costs	608	2,040	4,062	13,265
XMT-1592 external costs	34	409	434	3,198
Internal research and development costs	15,805	17,699	61,215	49,977
Total research and development costs	$30,531	$50,639	$126,774	$127,676
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
For example, on July 27, 2023 we announced our decision to discontinue the clinical development of UpRi. Consequently, we will allocate resources previously dedicated to this program into our next-generation ADCs and platforms, Dolasynthen and Immunosynthen. We expect to incur significant research and development expenses over the next several years as we continue our clinical development and manufacturing of XMT-1660 and XMT-2056, advance our preclinical pipeline and invest in improvements in our ADC technologies.
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
Restructuring expenses
Restructuring expenses consists primarily of severance and benefit payments, notice pay, outplacement services and contract termination costs. We estimate that we will incur at total of approximately $7 million in costs consisting of severance and benefit payments, notice pay, and outplacement services, and a total of approximately $2 million in costs related to contract terminations. During the three and nine months ended September 30, 2023, we recognized $8.2 million of such expenses. The Restructuring is expected to be substantially complete by the end of 2023.
Other income (expense)
Other income (expense) consists primarily of interest expense related to borrowings under our credit facility and associated amortization of the deferred financing costs and the accretion of debt discount. Interest income includes interest earned on cash equivalents and marketable securities.

Results of Operations
Comparison of the three months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items:

	Three Months Ended September 30,		Dollar Change
(in thousands)	2023	2022
Collaboration revenue	$7,698	$5,573	$2,125
Operating expenses:
Research and development	30,531	50,639	(20,108)
General and administrative	12,894	14,573	(1,679)
Restructuring expenses	8,214	—	8,214
Total operating expenses	51,639	65,212	(13,573)
Other income (expense):
Interest income	3,302	708	2,594
Interest expense	(1,017)	(880)	(137)
Total other income (expense), net	2,285	(172)	2,457
Net loss	$(41,656)	$(59,811)	$18,155
Collaboration Revenue
Collaboration revenue increased by $2.1 million, from $5.6 million during the three months ended September 30, 2022 to $7.7 million during the three months ended September 30, 2023, primarily due to an increase of $2.3 million in collaboration revenue recognized under the 2022 Merck KGaA Agreement.
Research and Development Expense
Research and development expense decreased by $20.1 million, from $50.6 million for the three months ended September 30, 2022 to $30.5 million for the three months ended September 30, 2023.

The decrease in research and development expense was primarily attributable to the following:
•a decrease of $14.8 million related to manufacturing and clinical development activities for UpRi;
•a decrease of $2.8 million related to employee compensation (excluding stock-based compensation), primarily due to a reduction in headcount in connection with the Restructuring; and
•a decrease of $1.8 million related to manufacturing and clinical development activities for XMT-2056.
Stock-based compensation expense included in research and development expense decreased by $0.7 million, primarily as a result of a reduction in headcount in connection with the Restructuring.
General and Administrative Expense
General and administrative expense decreased by $1.7 million, from $14.6 million during the three months ended September 30, 2022 to $12.9 million during the three months ended September 30, 2023. The decrease in general and administrative expense was primarily attributable to a decrease of $0.8 million related to consulting and professional services and a decrease of $0.3 million related to employee compensation (excluding stock-based compensation) related to a reduction in headcount in connection with the Restructuring.
Stock-based compensation expense included in general and administrative expense decreased $0.6 million, also primarily a result of a reduction in headcount in connection with the Restructuring.
Total Other Income (Expense), net
Total other income (expense), net increased by $2.5 million from $(0.2) million during the three months ended September 30, 2022 to $2.3 million during the three months ended September 30, 2023. The increase to the net balance was primarily due to an increase in interest income earned on marketable securities.

Comparison of the nine months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Dollar Change
(in thousands)	2023	2022
Collaboration revenue	$26,154	$11,893	$14,261
Operating expenses:
Research and development	126,774	127,676	(902)
General and administrative	49,409	42,158	7,251
Restructuring expenses	8,214	—	8,214
Total operating expenses	184,397	169,834	14,563
Other income (expense):
Interest income	9,142	1,017	8,125
Interest expense	(3,025)	(2,364)	(661)
Total other income (expense), net	6,117	(1,347)	7,464
Net loss	$(152,126)	$(159,288)	$7,162
Collaboration Revenue
Collaboration revenue increased by $14.3 million from $11.9 million during the nine months ended September 30, 2022 to $26.2 million during the nine months ended September 30, 2023, primarily due to increases of $7.9 million and $3.1 million in collaboration revenue recognized under the 2022 Merck KGaA Agreement and the Janssen Agreement, respectively.
Research and Development Expense
Research and development expense decreased by $0.9 million, from $127.7 million for the nine months ended September 30, 2022 to $126.8 million for the nine months ended September 30, 2023.
The decrease in research and development expense was primarily attributable to the following:
•a decrease of $3.1 million primarily related to manufacturing activities for XMT-1660 and the Dolasynthen platform;
•a decrease of $2.8 million related to manufacturing and clinical development activities for UpRi;
•decrease of $2.1 million related to non-refundable license payments under our third-party licensing agreements; and
•a decrease of $1.8 million related to manufacturing and clinical development activities for XMT-2056.
These decreased costs were partially offset by an increase of $4.7 million related to employee compensation (excluding stock-based compensation), primarily due to an increase in headcount prior to the Restructuring and an increase of $4.2 million related to consulting and professional fees.

General and Administrative Expense
General and administrative expense increased by $7.3 million, from $42.2 million during the nine months ended September 30, 2022 to $49.4 million during the nine months ended September 30, 2023. The increase in general and administrative expense was primarily attributable to an increase of $3.9 million related to employee compensation (excluding stock-based compensation) related to an increase in headcount prior to the Restructuring and an increase of $2.9 million related to consulting and professional services.
Stock-based compensation increased $0.5 million also primarily a result of increased headcount prior to the Restructuring.
Total Other Income (Expense), net
Total other income (expense), net increased by $7.5 million from $(1.3) million during the nine months ended September 30, 2022 to $6.1 million during the nine months ended September 30, 2023. The increase to the net balance was primarily due to an increase in interest income earned on marketable securities.

Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic collaborations, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs.
In May 2020, we established an ATM equity offering program, or the 2020 ATM, pursuant to which we were able to offer and sell to the public through Cowen and Company, LLC, or Cowen, as sales agent, up to $100.0 million of our common stock from time to time at prevailing market prices. During the nine months ended September 30, 2022, we sold approximately 11.7 million shares of common stock under the 2020 ATM, resulting in gross and net proceeds of $55.9 million and $54.8 million, respectively. As of September 30, 2022, there were no amounts remaining unsold and available for sale under the 2020 ATM.
In February 2022, we entered into a new sales agreement, or the February 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. During the nine months ended September 30, 2022, we sold approximately 12.7 million shares of common stock under the February 2022 ATM, resulting in gross and net proceeds of $57.6 million and $56.5 million, respectively. During the nine months ended September 30, 2023, we sold approximately 0.3 million shares of common stock under the February 2022 ATM, resulting in gross and net proceeds of $1.6 million. As of September 30, 2023, there were no amounts remaining unsold and available for sale under the February 2022 ATM.
In November 2022, we entered into an additional sales agreement, or the November 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $150.0 million of our common stock from time to time at prevailing market prices. During the nine months ended September 30, 2023, we sold approximately 14.2 million shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $94.1 million and $92.2 million, respectively. Approximately $55.9 million remained unsold and available for sale under the November 2022 ATM as of September 30, 2023.

On May 8, 2019, we entered into a loan and security agreement, or the Prior Credit Facility, with Silicon Valley Bank, or former SVB, which was subsequently amended on June 29, 2019, August 28, 2020 and August 27, 2021. On October 29, 2021, we entered into a loan and security agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, former SVB as a lender, and the other lenders from time to time a party thereto, or together the Lenders. In March 2023, Silicon Valley Bridge Bank, N.A., or SVBB, as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or SVB, which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a lender. As of September 30, 2023, we have borrowed $25.0 million under the New Credit Facility, as amended on February 17, 2022, October 17, 2022, December 27, 2022 and March 23, 2023, and no additional borrowing amounts are available to us under the New Credit Facility, as amended to date. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation. Upon entering into the New Credit Facility, we terminated all commitments by former SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by us to former SVB under the Prior Credit Facility.
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $241.0 million. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreements with GSK, Janssen, Merck KGaA and its affiliate MRKDG and Asana Biosciences. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(136,920)	$1,866
Net cash provided by (used in) investing activities	99,735	(107,290)
Net cash provided by financing activities	94,583	111,559
Increase in cash, cash equivalents and restricted cash	$57,398	$6,135
Net Cash Provided by (Used in) Operating Activities
Net cash used in operating activities was $136.9 million during the nine months ended September 30, 2023 and primarily consisted of a net loss of $152.1 million, adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $17.1 million and net amortization of premiums and discounts on marketable securities of $4.2 million. Net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2022 and primarily consisted of a net loss of $159.3 million, adjusted for changes in our net working capital, $128.4 million in deferred revenue related to the GSK Agreement and Janssen Agreement, and other non-cash items, including stock-based compensation expense of $16.2 million and depreciation of $0.6 million.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $99.7 million during the nine months ended September 30, 2023 as compared to net cash used in investing activities of $107.3 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities. During the nine months ended September 30, 2022, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $94.6 million during the nine months ended September 30, 2023 as compared to $111.6 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, net cash provided by financing activities consisted primarily of proceeds from sales of common stock under our February 2022 ATM and November 2022 ATM of $93.5 million. During the nine months ended September 30, 2022, net cash provided by financing activities consisted primarily of proceeds from the use of our 2020 ATM and February 2022 ATM of $111.0 million.
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
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $241.0 million. We believe our currently available funds will be sufficient to fund our current operating plan commitments into 2026. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $241.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities are invested in U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.
The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of September 30, 2023, there was $25.0 million outstanding under the New Credit Facility, and a potential change in the associated interest rates would be immaterial to the results of our operations.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
XMT-1660 and XMT-2056 are currently our only product candidates in clinical trials. Following our announcement in July 2023 that the data in our UPLIFT clinical trial of UpRi did not meet its primary endpoint, we announced our plans to wind-down UpRi-related development activities, and we have terminated our UPGRADE-A and UP-NEXT clinical trials of UpRi. Additionally, our clinical trial of XMT-2056 was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, between March 2023 and October 2023 and has not yet resumed. While we have certain other preclinical programs in development, it will take additional investment and time, and regulatory clearance, for such programs to reach the clinical stage of development. In addition, we have other product candidates in our current pipeline that are based on the same platforms as XMT-1660 and XMT-2056. If a product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of XMT-1660 or XMT-2056 or of any other current or future product candidate, or if XMT-1660 or XMT-2056 or any other current or future product candidate were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.
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
Similarly, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In March 2023, we announced that the FDA had issued a clinical hold on our Phase 1 trial of XMT-2056 following our communication to the FDA that we were voluntarily suspending the trial due to a Grade 5 (fatal) serious adverse event, or SAE, that was deemed to be related to XMT-2056. The SAE occurred in the second patient who had been enrolled at the initial dose level in the dose escalation portion of the Phase 1 clinical trial. On October 31, 2023, we announced that the FDA had lifted the clinical hold and that we had lowered the starting dose in our Phase 1 dose escalation design.
Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates, or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other product candidates in our pipeline. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for our product candidates. For example, in July 2023, we decided to wind down future development of UpRi after our UPLIFT clinical trial failed to meet its primary endpoint, and in June 2023, following our submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appear to occur at a higher rate than background, the FDA placed a partial clinical hold on our UPGRADE-A and UP-NEXT clinical trials. Additionally, a patient in our Phase 1 clinical trial of XMT-2056 suffered a Grade 5 SAE, resulting in the clinical hold placed on the trial by the FDA between March 2023 and October 2023. We expect that certain patients in our ongoing clinical trials of XMT-1660 and XMT-2056 and in future clinical trials will experience adverse events, including those that may result in death, as our product candidates progress through clinical development.
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
•patients not completing participation in a trial or not returning for post-treatment follow-up;
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
•lack of adequate funding to continue one or more clinical trials; or
•geopolitical or other events, including the the ongoing conflict between Russia and Ukraine and the war between Israel and Hamas, the Palestinian group that controls the Gaza Strip, that unexpectedly disrupt, delay or generally interfere in regional or worldwide operations of our clinical trial sites, CROs, SMOs or other operations applicable to the conduct of relevant development activities.
Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to commence, enroll or complete our current and anticipated clinical trials. In June 2023, we announced that our UP-NEXT and UPGRADE-A clinical trials of UpRi had been placed on partial clinical hold by the FDA following submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appear to occur at a higher rate than background. In July 2023, following our announcement that the data in our UPLIFT clinical trial of UpRi did not meet its primary endpoint and our plans to wind-down UpRi-related development activities, we terminated our UPGRADE-A and UP-NEXT clinical trials of UpRi. Additionally, in March 2023, we announced that our Phase 1 clinical trial of XMT-2056 had been placed on clinical hold by the FDA following a Grade 5 SAE. The FDA lifted this clinical hold in October 2023, and we are working to resume enrollment in this clinical trial, but no patients are currently enrolled.. If we or our collaborators are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our collaborators’ product candidates based on our technology.
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
Challenges in recruiting and enrolling suitable patients to participate in clinical trials that meet the criteria of the protocol could increase costs and result in delays to our current development plans for XMT-1660, XMT-2056 or any other current or future product candidate.
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
Patients in our clinical trials of UpRi experienced SAEs, including, without limitation, death, pneumonitis, renal impairment, abdominal pain, fatigue, vomiting, sepsis, pyrexia and serious bleeding events. For instance, in June 2023, following our submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appear to occur at a higher rate than background, the FDA placed a partial clinical hold on our UPGRADE-A and UP-NEXT clinical trials of UpRi. Additionally, our Phase 1 clinical trial of XMT-2056 was placed on clinical hold by the FDA from March 2023 to October 2023 following a Grade 5 SAE. We expect that as our product candidates progress through clinical development, certain patients in our ongoing and future trials will experience SAEs, including those that may result in death and those that may be in addition to other SAEs we have previously observed. These or additional undesirable side effects caused by our product candidates or those of our competitors, either before or after receipt of marketing approval, could result in a number of potentially significant negative consequences, including:
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
We have incurred net losses since our inception. Our net loss was $41.7 million for the three months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $806.8 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues for the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
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
•continue clinical development activities for XMT-1660 and XMT-2056;
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

If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or preclinical trials in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of XMT-1660, XMT-2056 or any other current or future product candidates, our expenses could increase.
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
In October 2021, we entered into a Loan and Security Agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender, and the other lenders party thereto, or together the Lenders. Pursuant to the New Credit Facility, as amended to date, we have borrowed $25 million, and no additional borrowing amounts are available to us under the New Credit Facility, as amended. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds from intellectual property), and a negative pledge on intellectual property.
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
Our cash, cash equivalents and marketable securities were $241.0 million as of September 30, 2023. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing XMT-1660, XMT-2056 and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for any current or future product candidates, including delays in enrollment of patients. We may also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities in the future.
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

We designed the ongoing clinical trials of XMT-1660 and XMT-2056, the trial for XMT-1592 that closed in September 2022, our Phase 1b and UPLIFT clinical trials of UpRi and our recently terminated UPGRADE-A and UP-NEXT clinical trials of UpRi, and we intend to design any future clinical trials for any future product candidates that we may develop if preclinical studies are successful and we do not have a strategic collaborator responsible for such trial design. However, we rely on CROs, SMOs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, SMOs, investigators and other third parties are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with current good laboratory practices or current good clinical practices, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
Finally, our ability to develop and market new drug products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and the distribution of which is governed by various measures adopted under a REMS. In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the United States. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that the FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve an NDA or BLA or establish requirements under a REMS.
On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral arguments in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious in violation of federal law. On September 8, 2023, the Justice Department and a manufacturer of mifepristone asked the U.S. Supreme Court to review the Appeals Court decision. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our abilities to develop new drug product candidates and to maintain an approval, if any, with respect to our existing drug product candidates and measures adopted under a REMS, if any, are at risk and could be delayed, undermined or subject to protracted litigation.
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
We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual and unbiased and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. Moreover, with passage of the Pre-approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
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
Accordingly, assuming we, or our collaborators, receive marketing approval for one or more of our product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and our collaborators, are not able to comply with post-approval regulatory requirements, our or our collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.
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
The same is true of disruptions related to public health emergencies that have occurred or that may occur in the future. For example, during the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The FDA has now indicated that it can and will conduct timely reviews of applications for medical products in line with its user fee performance goals, including conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, in the event of a resurgence of the COVID-19 pandemic or another similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to future emergencies and may also experience delays in their regulatory activities.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. As of March 2023, eight states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Six of those states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It was originally set to go into effect on January 1, 2022, but with passage of the IRA, has been delayed by Congress to January 1, 2032.

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

On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. On July 12, 2023, the U.S. Chamber of Commerce moved for preliminary injunctive relief seeking to halt implementation of the drug pricing provisions of the IRA. On September 29, 2023, in the first substantive ruling in this litigation, the district court denied the U.S. Chamber of Commerce’s motion, finding that the U.S. Chamber of Commerce did not show, among other things, a strong likelihood of success on its constitutional arguments because Medicare is voluntary. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, if approved, any of which could adversely affect our business, results of operations and financial condition.
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
States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, which is further described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – the sole responsibility of which is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

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

Following the withdrawal of the United Kingdom from the European Union, the UK Data Protection Act 2018, or the UK Data Protectin Act, applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The United Kingdom and the United States. have also agreed to a U.S.-UK “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. In addition to the United Kingdom, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.
Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, if approved, through increased compliance costs, costs associated with contracting and potential enforcement actions.
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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. These risks may be heightened in connection with employee turnover in connection with our Restructuring. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to our Business and Industry
If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop our ADC product candidates, conduct our clinical trials and commercialize our ADC product candidates.
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on members of our senior management, including Martin Huber, M.D., our President and Chief Executive Officer, who succeeded Anna Protopapas in that role in September 2023. We also announced the departures of our Chief Medical Officer and Chief People Officer in September 2023.The loss of the services of any additional members of our senior management could impede the achievement of our research, development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
Recruiting and retaining qualified scientific, clinical, sales and marketing personnel will also be critical to our success. We conduct our operations at our facility in Cambridge, Massachusetts, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel and in light of our announced Restructuring. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed or have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
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
Our stock price has been and may continue to be volatile. During the period from November 3, 2020 to November 3, 2023, the closing price of our common stock ranged from a high of $27.59 per share to a low of $1.06 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
•results and timing of preclinical studies and clinical trials of our current or future product candidates, including XMT-1660 and XMT-2056;
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
•sales of our common stock by us (including through our ATM offering program), our insiders or our other stockholders;
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
Provisions in our amended and restated certificate of incorporation, as amended, our second amended and restated by-laws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Our amended and restated certificate of incorporation, as amended, second amended and restated by-laws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. Our amended and restated certificate of incorporation, as amended, and second amended and restated by-laws include provisions that:
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
•expressly authorize our board of directors to have discretion to modify, alter or repeal our second amended and restated by-laws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation, as amended, and second amended and restated by-laws.
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
Our amended and restated certificate of incorporation, as amended, provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, as amended, or our second amended and restated by-laws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation, as amended, or second amended and restated by-laws or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity that purchases or otherwise acquires any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation, as amended, described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
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

General Risk Factors
We are a “smaller reporting company” within the meaning of the Securities Act of 1933, as amended, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.
For so long as we qualify as a “smaller reporting company,” we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “smaller reporting companies,” including but not limited to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and later effective dates for compliance with certain new disclosure obligations. In addition, for as long as we are deemed neither a large accelerated filer nor accelerated filer, we will continue to use the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then-current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.
In the event we are eligible to and do rely on the exemptions available to smaller reporting companies, we cannot predict if investors will find our common stock less attractive because we may or do rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Additionally, the ongoing conflict between Russia and Ukraine that began in February 2022 and the global response, including the imposition of sanctions by the United States and other countries, as well as the war between Israel and Hamas, could create or exacerbate risks facing our business. We have evaluated our operations, vendor contracts and clinical trial arrangements, and at present we do not expect these conflicts to directly have a materially adverse effect on our financial condition or results of operations. However, if these hostilities persist, escalate or expand, other risks we have identified in this report may be exacerbated. For example, if our supply arrangements or clinical sites are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of state-sponsored cyberattacks could expand as part of the conflicts, which could adversely affect our ability to maintain or enhance our cyber security and data protection measures. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic and geopolitical climate and financial market conditions could adversely impact our business.

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

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023).
10.1*†	Amendment No. 1 to the Research Collaboration and License Agreement (effective February 2, 2022), dated July 14, 2023, by and between Mersana Therapeutics, Inc. and Janssen Biotech, Inc.
10.2*†	Amendment No. 2 to the Research Collaboration and License Agreement (effective February 2, 2022), dated September 25, 2023, by and between Mersana Therapeutics, Inc. and Janssen Biotech, Inc.
10.3*	Retirement and Separation Agreement, dated September 5, 2023, by and between Mersana Therapeutics, Inc. and Anna Protopapas.
10.4*	Offer Letter, dated September 5, 2023, by and between Mersana Therapeutics, Inc. and Martin Huber
10.5*	Letter Agreement, dated September 6, 2023, by and between Mersana Therapeutics, Inc. and Arvin Yang
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

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

Mersana Therapeutics, Inc.

Dated: November 7, 2023	By:	/s/ Martin Huber
Martin Huber, M.D. President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: November 7, 2023	By:	/s/ Brian DeSchuytner
Brian DeSchuytner SVP, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)