Form 10-K
period 2023-12-31
Mersana Therapeutics, Inc.
filed 2024-02-28
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.              ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).            Yes  ☐  No  ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $363,809,750, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.
As of February 23, 2024, the registrant had 121,303,007 shares of common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that will be filed for the 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•the potential benefits of our existing strategic collaborations and our ability to enter into additional strategic collaborations;
•the adequacy of our inventory of XMT-1660 and XMT-2056 to support our ongoing and planned clinical trials, as well as the outcome of planned manufacturing runs;
•the adequacy of our inventory of Dolasynthen and Immunosynthen platform materials needed for the manufacture of our own product candidates and for the product candidates of our collaborators;
•the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•our ability to quickly and efficiently identify and develop additional product candidates and to innovate with respect to our existing or future antibody drug conjugate platforms;
•our ability to advance any product candidate into, and successfully complete, clinical trials;
•unmet needs of patients with cancer indications;
•our intellectual property position, including with respect to our trade secrets;
•our strategic priorities; and
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

Our business is subject to the following principal risks and uncertainties:
•We have a limited number of product candidates being evaluated in clinical trials. A failure of any of our current or future product candidates in clinical development could adversely affect our business and may require us to discontinue development of other product candidates based on the same platform technology.
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
•We are in the early stages in our clinical development efforts. We have two product candidates, XMT-1660 and XMT-2056, in Phase 1 clinical development, and we have not yet completed a clinical trial for either of these product candidates.
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

PART I
ITEM 1.    BUSINESS
Overview
We are a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged decades of industry learnings to develop two proprietary and differentiated ADC platforms: Dolasynthen and Immunosynthen. Dolasynthen is our cytotoxic ADC platform that is designed to generate site-specific, homogeneous ADCs. Dolasynthen allows for drug-to-antibody ratios, or DARs, to be optimized for specific targets and utilizes a proprietary auristatin payload that has been shown clinically to avoid dose-limiting severe neutropenia, peripheral neuropathy and ocular toxicity. Immunosynthen is our proprietary STING (stimulator of interferon genes)-agonist platform that is designed to generate systemically administered ADCs that locally activate STING signaling in both antigen-expressing tumor cells and in tumor-resident immune cells to unlock the anti-tumor potential of innate immune stimulation. We are utilizing these platforms to generate ADC product candidates for our company and collaborators that we believe have the potential to improve upon today’s standards of care.

Our two clinical-stage product candidates are XMT-1660 and XMT-2056. XMT-1660 is a B7-H4-targeting Dolasynthen ADC designed with a precise, target-optimized DAR of 6 that we are investigating in a Phase 1 clinical trial that is currently enrolling patients with various tumors, including breast, endometrial and ovarian cancers. XMT-2056 is a systemically-administered Immunosynthen ADC targeting a novel human epidermal growth factor receptor 2, or HER2, epitope with a DAR of 8 that we are investigating in a Phase 1 clinical trial for patients with HER2-expressing advanced or recurrent solid tumors, including breast, gastric, colorectal and non-small cell lung cancers. Additionally, we have entered into strategic collaborations with Janssen Biotech, Inc., or Johnson & Johnson, and Ares Trading S.A., an affiliate of Merck KGaA, Darmstadt, Germany, or Merck KGaA, focused on the discovery, development and commercialization of additional ADC product candidates leveraging our Dolasynthen and Immunosynthen platforms, respectively. We have also granted GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, an exclusive option for an exclusive global license to co-develop and commercialize XMT-2056.

We have assembled a management team with extensive and relevant experience, including specific ADC experience, from prior work at leading pharmaceutical companies such as Bayer AG; Centocor Inc.; Constellation Pharmaceuticals, Inc.; Cubist Pharmaceuticals, Inc.; F. Hoffmann-La Roche Ltd.; GlaxoSmithKline plc; Merck & Co.; Millennium Pharmaceuticals, Inc.; Momenta Pharmaceuticals, Inc.; Sanofi S.A.; Sunovion Pharmaceuticals Inc.; Tesaro, Inc. and Vertex Pharmaceuticals Incorporated. We are supported by a board of directors and scientific advisory board that offer complementary experience in drug discovery, development and commercialization, business development and public company management. We believe that our highly differentiated platforms, product candidates, collaborators and team position us well to discover and develop life-changing ADCs for patients fighting cancer.

Our current pipeline is summarized in the chart below:

Our Strategy
Although currently approved ADCs are providing substantial benefits to certain patient populations and more product candidates are in development, we believe significant platform and payload limitations are preventing this therapeutic class from realizing its full potential. We are focused on developing novel platforms and payloads that can be utilized to create ADCs with meaningfully improved safety and efficacy for patients with a range of cancers. We believe that executing against the following strategic objectives will help us achieve our goal:

•Leverage Our ADC Platforms While Continuing to Innovate: We believe that our two proprietary ADC platforms, Dolasynthen and Immunosynthen, can be utilized to develop impactful cytotoxic and immunostimulatory ADCs, respectively. These platforms were designed to address key limitations of ADCs today by reducing dose-limiting platform toxicities, avoiding payload resistance mechanisms and providing new payload alternatives. We believe continued platform, payload and product candidate innovation may enable us to become an ADC leader, and we have built a core team of internal research and discovery personnel that is seeking new and improved approaches to ADC design. Through these efforts, we aspire to identify and capitalize on opportunities to further differentiate our company within the field of ADCs and to maintain a robust and differentiated pipeline of product candidates.
•Advance the Development of XMT-1660. XMT-1660 is a B7-H4-targeting Dolasynthen ADC. We believe XMT-1660 has the potential to address unmet needs for patients with a range of cancers that express B7-H4. We continue to advance our Phase 1 clinical trial of XMT-1660 in patients with various tumors, including breast, endometrial and ovarian cancers. We are currently enrolling patients in dose escalation and backfill cohorts that are designed to assess the safety and tolerability of XMT-1660 and to optimize dose and schedule selection for further investigation in later stages of clinical development. We plan to initiate tumor-specific expansion cohorts in the trial in the second quarter of 2024 and plan to share initial dose escalation and backfill cohort data in mid-2024.
•Advance the Development of XMT-2056. XMT-2056 is a systemically administered Immunosynthen ADC that is designed to target a novel epitope of HER2 and to locally activate STING signaling in both tumor-resident immune cells and in antigen-expressing tumor cells in a target-dependent manner. We believe this approach may enable the treatment of patients with HER2-high or -low tumors as monotherapy and in combination with standard-of-care agents. In the fourth quarter of 2023, we announced the resolution of a U.S. Food and Drug Administration, or FDA, clinical hold on our Phase 1 clinical trial of XMT-2056 in previously treated patients with advanced or recurrent solid tumors expressing HER2. We are restarting the trial and expect to advance the dose escalation portion of the trial in 2024.
•Collaborate with Leading Organizations. We believe that our ADC platforms and product candidates can be leveraged by existing and future collaborators to address significant unmet needs for broad global patient populations. We have established strategic research and development collaborations with Johnson & Johnson and Merck KGaA for the research, development and commercialization of a select number of ADC product candidates leveraging our Dolasynthen and Immunosynthen platforms, respectively. We have also granted GSK an exclusive option for an exclusive global license to co-develop and commercialize XMT-2056.
ADC Background and Existing Limitations
ADCs are now a validated, well-established therapeutic modality in oncology, with 11 products currently approved for use by the FDA and well over 100 being tested in clinical trials. According to a January 2024 report from Leerink Partners, global revenues for ADC medicines reached $6.6 billion in 2022 and are expected to exceed $42 billion by 2030.

Cytotoxic oncology ADCs traditionally consist of a monoclonal antibody attached, or conjugated, to a chemotherapeutic "payload," or a cell-killing agent, via a chemical linker. The antibody provides targeting capability to a selected antigen that is over-expressed on tumor cells relative to healthy tissues, thereby providing the opportunity for preferential, targeted delivery to the tumor. Upon binding to the antigen, the ADC is internalized by the tumor cell, and the payload is released through either cleavage of the linker or degradation of the antibody. Tumor cell death results once a sufficient amount of the cytotoxic payload has been internalized by the target cell. Some ADCs utilize payloads that can freely cross cell membranes in an antigen-independent manner once they are released from the antibody, which may enhance efficacy in tumors with heterogeneous antigen expression. This phenomenon, known as “bystander effect,” may have positive impacts if it is a tumor cell that is impacted, but negative consequences if healthy cells are impacted.

Generally, ADC developers seek to identify target antigens that are highly expressed on tumor cells with very limited expression on healthy tissues in order to kill tumor cells and avoid killing healthy cells and causing “on-target” toxicity. The amount of payload delivered to the tumor cell is related to the binding of the ADC to the antigen and subsequent internalization, and, as a result, it is generally recognized that very high and consistent (or homogeneous) antigen expression throughout the tumor increases the likelihood of efficacy.

The chemical linker utilized in an ADC should provide a stable connection between the payload and the antibody in systemic circulation, as premature or uncontrolled release of the payload in systemic circulation can cause significant off-target toxicities. Upon internalization of the ADC by the targeted tumor cell, the payload typically needs to be released from the antibody, either through linker cleavage or antibody degradation, to promote rapid and efficient killing of the tumor.

Linkers used for ADCs fall into one of two categories: cleavable or non-cleavable. In general, cleavable linkers are designed to be stable in circulation and to be cleaved selectively once they reach the tumor, such as through degradation by enzymes found in the tumor. In contrast, non-cleavable linkers rely on the degradation of the antibody to release the payload. With non-cleavable linkers, the released linker-payload remains attached to a fragment of the antibody, which can limit the cell permeability and bystander effect. The solubility of the linker-payload combination employed can also have a significant influence on the properties of the resulting ADC.

Many linkers and payloads used in first-generation ADCs have very low aqueous solubility, which limits DAR to three to four due to aggregation and results in poor drug-like properties if the DAR is increased beyond this limit. In addition, the site and manner in which the linker-payload is attached to the antibody can also influence the stability and performance of the ADC, as the microenvironments surrounding each attachment site can differ and affect the properties of the linker-payload. Many first-generation ADCs leveraged a stochastic, or random, conjugation approach, which means that those platforms produce heterogeneous populations of ADCs that may include both high- and low-DAR subpopulations attached at varying attachment sites on the antibody. Such ADC heterogeneity has been shown to contribute to sub-optimal pharmacokinetics, reduced efficacy and tolerability and a narrowed therapeutic index.

More recently, ADC developers have been employing site-specific conjugation approaches designed to increase the homogeneity of ADCs. With this approach, linker-payload combinations are attached to an antibody in a precise, predefined manner rather than randomly, resulting in greater ADC homogeneity and consistency of properties.

ADC Platform Toxicity Limitations

When off-target toxicity is seen across multiple product candidates based on the same ADC platform, it can be considered antigen-independent, which we refer to as “platform toxicity.” Many ADC platforms have well-established platform toxicity limitations affecting efficacy and tolerability, regardless of the antigen to which they are targeted. First-generation ADCs primarily include tubulin inhibitor payloads that interfere with the role of microtubules in cell division to kill rapidly dividing neoplastic cells while sparing normal tissues. While multiple ADCs have been approved utilizing these platforms, patients often experience severe treatment-related adverse events, or TRAEs, such as severe neutropenia, peripheral neuropathy and ocular toxicity during treatment. These types of platform-related adverse events often limit dosing and are believed to be due, at least in part, to the non-specific uptake of the payload to healthy tissue.

More recent ADC platforms have utilized topoisomerase-1, or topo-1, inhibitor payloads that inhibit the role of the topo-1 enzyme in DNA replication and transcription to kill neoplastic cells while sparing normal tissue. Patients treated with ADCs using topo-1 inhibitor payloads have reported experiencing severe TRAEs such as neutropenia, anemia, thrombocytopenia, leukopenia and interstitial lung disease, regardless of the antigen being targeted. These toxicities are believed to be associated with the role of the topo-1 enzyme in the maintenance of these normal cell types and is also believed to be independent of the antigen being targeted by these ADCs.

Because severe TRAEs, including platform toxicities, often dictate an ADC’s maximum tolerated dose, we believe innovative ADCs that are able to reduce the incidence and severity of these kinds of adverse events may be more efficacious monotherapies and enable broad use in combination with other therapies.

Payload Resistance Limitations

A common mechanism of resistance to treatment in cancer is the up-regulation of multi-drug resistance, or MDR, pumps, such as P-glycoproteins, or PgPs, which can actively pump drugs out of cancer cells to help them survive. For example, MDR pumps have been shown to confer resistance of cancer cells to ADCETRIS® (brentuximab vedotin), as well as to KADCYLA® (ado-trastuzumab emtansine), both of which are first-generation ADCs approved by the FDA for the treatment of Hodgkin’s lymphoma and breast cancer, respectively.

Emerging clinical data also suggest that patients can develop resistance to ADCs with topo-1 inhibitor payloads, which are common today. This is believed to be, at least in part, the result of cancer cells upregulating the enzyme topoisomerase-2, or topo-2, which can substitute for and reduce the cell’s dependence on the topo-1 enzyme. As a consequence, and as suggested by emerging clinical data, a patient’s duration of clinical benefit may be greatly reduced if the patient receives another, different topo-1-based ADC after disease progression following initial treatment with a topo-1 payload ADC. Two ADCs with topo-1 payloads have been approved by the FDA to date: ENHERTU® (fam-trastuzumab deruxtecan-nxki) and TRODELVY® (sacituzumab govitecan-hziy), each of which are indicated for the treatment of breast cancer.

Lack of Proven Payload Alternatives

Each ADC currently approved for the treatment of oncology indications is equipped with cytotoxic payloads that are designed to kill cancerous cells through a direct cell-killing mechanism of action. An increasing number of companies are exploring the advantages of the ADC modality to enable the targeted delivery of other payloads, such as immunostimulatory agents and protein degraders, but no such ADCs have been approved to date.

Our ADC Platforms and Innovations

Our innovation efforts are focused on overcoming the limitations of currently approved ADCs. Specifically, we are focusing on minimizing platform toxicities, avoiding payload resistance mechanisms and providing new payload alternatives that can extend the ADC field beyond cytotoxic approaches.

We are aware that a number of diverse factors such as payload, DAR, site and method of conjugation and homogeneity all have the potential to impact the properties of an ADC. For different antibodies or target antigens, the optimal combination of these factors may differ. Unlike the “one-size-fits-all” approach used by some ADC developers, we have designed our novel and differentiated Dolasynthen and Immunosynthen platforms to allow us to optimize these properties for a given target, which we believe may enable the use of ADCs as both monotherapy and in combination with other standards of care.

We believe that a key differentiator of our ADC approach is our use of proprietary modular scaffolds that surround the payloads used in our ADCs. Our scaffolds are designed to confer precise physicochemical properties, such as charge or aqueous solubility enhancement, that can enable us to balance precisely the characteristics of our payloads to optimize pharmacokinetics, resulting in the opportunity for more efficient delivery of payload to target cells, as well as potentially expanding the therapeutic index for our ADCs. Key modules of our scaffolds have been designed to allow for site-specific conjugation, to enable precise DAR for a given target, and to adjust aqueous solubility and overall charge balance.

Our first-generation ADC platform, Dolaflexin, used an intrinsically heterogeneous natural polymer-derived scaffold to balance payload characteristics on average for high-DAR ADC applications. In developing our next generation platforms, Dolasynthen, and later Immunosynthen, we designed fully synthetic, homogenous, and precisely balanced modular scaffold approaches. Because our Dolasynthen and Immunosynthen scaffolds are modular and synthetically defined, we believe that they permit optimization against a set of design objectives. Each platform scaffold is the culmination of years of preclinical exploration of structure-activity relationships to identify both the optimal characteristics and the areas of modulation that may be fine-tuned to match with a specific target.

Dolasynthen – Our Next-Generation Cytotoxic Platform

Our Dolasynthen platform was developed both to improve upon our Dolaflexin platform and to allow us to differentiate further within the broader ADC field. Because of the nature of the scaffold used in Dolaflexin as well as its stochastic means of conjugation, Dolaflexin ADCs are inherently heterogeneous and consist of sub-populations with different properties, including those with high DAR and low DAR. Based on preclinical data, we believe that high-DAR Dolaflexin subpopulations may result in significantly reduced efficacy and increased delivery of payload to healthy tissues in comparison to lower DAR Dolaflexin subpopulations, correlating with reduced efficacy and reduced tolerability in the preclinical models studied.

We hypothesized that homogeneous ADCs, in which DAR and other important properties could be precisely controlled, could result in distinct efficacy, tolerability and therapeutic index advantages over Dolaflexin and other existing ADC platforms. This led us to develop Dolasynthen. Dolasynthen, with its precisely defined, fully synthetic scaffold and cytotoxic payload, allows us to customize ADCs for specific targets by altering the DAR, as well as optimizing water solubility and other properties to tailor an ADC to a specific target. To ensure the homogeneity of our Dolasynthen ADCs, the Dolasynthen scaffold is bioconjugated to the antibody in a site-specific manner to create precisely defined, fully homogeneous ADCs with consistent properties. Figure 1 illustrates the homogeneity of a Dolasynthen ADC (single, sharp peak) as compared to the heterogeneity of a Dolaflexin ADC (broad peak) both created with the same antibody, as can be observed by hydrophobic interaction chromatography.

Figure 1

Dolasynthen utilizes the same proprietary auristatin anti-tubulin payload that was utilized in Dolaflexin. Our proprietary auristatin payload has been shown in in vitro and in vivo preclinical studies to control the bystander effect by locking the cytotoxic drug inside cells after allowing a short period of antigen-independent diffusion throughout the tumor. As the drug diffuses through neighboring cells, the payload is metabolized to a form that is still highly potent but is designed to no longer be able to cross the cell membrane. We believe this “controlled bystander effect” has the potential to allow for enhanced safety and efficacy. In multiple of our clinical trials of several of our earlier product candidates which trials collectively enrolled more than 600 patients, we observed that the severe neutropenia, peripheral neuropathy and ocular toxicity frequently reported in trials of ADCs based on other third-party platforms were uncommon with our auristatin anti-tubulin payload. In addition, the low permeability form of the payload is not a substrate for MDR pumps, such as Pgp, which may allow it to avoid this resistance mechanism. Finally, because our auristatin payload targets tubulin, it is not dependent on the expression of topo-1 or topo-2, which we believe may allow it to avoid topo-1 inhibitor-related resistance mechanisms.

In preclinical studies, we have observed that our payload led to immunogenic cell death and stimulated the immune system through dendritic cell activation. Consistent with this, preclinical data suggest our payload may be synergistic with immuno-oncology agents such as PD-1 inhibitors.

We have generated preclinical data comparing the properties and performance of ADCs developed using Dolasynthen, Dolaflexin and vcMMAE, a first-generation third-party platform that has been utilized to develop multiple approved ADC medicines. We believe that these data demonstrate Dolasynthen's potential for improved efficacy and pharmacokinetics relative to ADCs developed using first-generation platforms. As shown in Figure 2, in a patient-derived tumor xenograft model, we observed increased efficacy, as shown by a prolonged reduction in tumor volume following dosage with a Dolasynthen ADC in comparison to a Dolaflexin ADC, both created with the same antibody and both administered at equal payload doses.

Figure 2

Additionally, as shown in Figure 3, we observed improved pharmacokinetics, including a longer half-life and greater area under the curve, for a Dolasynthen ADC, shown in blue, as compared to a vcMMAE ADC, shown in green, both created with the same antibody. In this preclinical study, each of the ADCs was dosed at an equivalent antibody dose.

Figure 3

We also observed, as illustrated in Figure 4, that a vcMMAE ADC, shown in green, resulted in a reduction in neutrophils, or white blood cells, while the Dolasynthen ADC, shown in blue, did not experience the same reduction when tested in direct comparison in this preclinical model. This preclinical data, as it relates to dosage with the vcMMAE ADC, is consistent with clinical reports of adverse events of severe neutropenia following dosage with some vcMMAE ADCs.

Figure 4

Finally, as shown in Figure 5, in a patient-derived tumor xenograft model, we observed that dosage with a Dolasynthen ADC resulted in greater efficacy, as measured by mean tumor volume, when compared to dosage with an equivalent payload dose of the vcMMAE ADC. Furthermore, we observed that dosage with a Dolasynthen ADC with a ten-fold lower antibody dose and four-fold lower payload dose demonstrated equivalent efficacy to dosage with the vcMMAE ADC.

Figure 5

Our lead Dolasynthen product candidate, XMT-1660, is a B7-H4-targeting ADC that we are investigating in a Phase 1 clinical trial of patients with various tumors, including breast, endometrial and ovarian cancers. We are evaluating new targets to pursue with our Dolasynthen platform for our proprietary pipeline. Additionally, we are continuing to advance work under our collaboration and license agreement with Johnson & Johnson focused on discovering and developing novel Dolasynthen ADCs for up to three targets.

Immunosynthen – Our Immunostimulatory ADC Platform

Immunosynthen is our novel immunostimulatory ADC platform designed to take ADCs beyond the delivery of traditional cytotoxic payloads by enabling the targeted stimulation of the innate immune system.

STING agonism has been shown preclinically to have significant potential as an anti-cancer therapeutic approach. A variety of STING agonist product candidates have been investigated clinically by third parties, delivered either as systemic agents or via intratumoral injections. Systemic STING agonists have often been limited to sub-therapeutic clinical doses due to safety risks associated with systemic immune activation. Intratumoral STING-agonist injections, meanwhile, have also shown limited therapeutic impact due to the impracticality of tumor accessibility, the need for repeat invasive procedures to access the tumors and the potential for diffusion of the STING agonist outside of the tumor.

We believe ADCs created with our Immunosynthen platform, which targets the delivery of a novel STING agonist payload via an antibody, have the potential to address the challenges of delivery, efficacy and tolerability posed by systemic or intratumoral injections of free (unconjugated) STING agonists.

The proprietary STING agonist payload we use in our Immunosynthen platform was designed to have very low cell permeability to control the delivery and localization of its innate immune-activating effect. Our preclinical data show that the anti-tumor activity of Immunosynthen ADCs is driven by the antigen-dependent delivery and subsequent activation of the STING pathway in both tumor-resident immune cells and in tumor cells. STING pathway activation in both cell types provides the potential for enhanced anti-tumor activity compared to other innate immune approaches, such as toll-like receptor, or TLR, agonists, that have been shown to activate only immune cells and not in tumor cells.

We are restarting a Phase 1 clinical trial of XMT-2056, our lead Immunosynthen ADC, which targets a novel epitope of HER2, following the lifting in the fourth quarter of 2023 of a clinical hold placed on this trial by the FDA. We also are evaluating new targets to pursue with Immunosynthen in our proprietary pipeline. Additionally, we are continuing to advance work under our collaboration and license agreement with Merck KGaA focused on discovering novel Immunosynthen ADCs for up to two targets.

Our Product Candidates

We are leveraging our platforms to develop a robust pipeline of product candidates that have the potential to become clinically meaningful cancer therapies. Our pipeline strategy focuses on targets that have been biologically validated (either through ADCs or other modalities), where the advantages of our platforms may lead to clinically superior therapeutic benefits and where we have the potential to achieve first-in-class or best-in-class status by pursuing competitive and fast-to-market development strategies.

We are advancing XMT-1660, our lead Dolasynthen ADC, and XMT-2056, our lead Immunosynthen ADC, in Phase 1 clinical trials. We also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, that leverage our Immunosynthen platform. In addition, our collaborators have multiple ADC product candidates in various stages of development.

XMT-1660: Our Lead Dolasynthen ADC Candidate

XMT-1660 is a B7-H4-targeted Dolasynthen ADC with a precise, target-optimized DAR of 6 that we are investigating in a Phase 1 clinical trial enrolling patients with various tumors, including breast, endometrial and ovarian cancers. B7-H4 is a member of the CD28/B7 family of cell surface proteins that promotes tumorigenesis by suppressing anti-tumor immunity and serves as a negative prognostic indicator for multiple tumor types. Its expression in normal human tissue is generally reported to be limited, but it is highly expressed on multiple tumor types with high unmet need, including breast, endometrial and ovarian cancers.

Additionally, B7-H4 expression in tumors has minimal overlap with programmed death-ligand 1, or PD-L1 (also known as B7-H1), expression, which may reflect functional redundancy in inhibiting antitumor immunity. Consequently, in B7-H4-positive, or B7-H4+, tumors where PD-L1 expression is absent or low and PD-(L)1 immune checkpoint inhibitors may not be effective, a B7-H4-targeted agent may be an effective treatment option. The non-overlapping expression profiles also may provide a rationale for the potential benefit of combining B7-H4 and PD-(L)1 targeted therapies to prevent tumors from escaping therapy by switching between these immunosuppressive proteins.

We generated favorable preclinical efficacy and tolerability data with Dolasynthen ADCs targeting B7-H4 with precise DARs of 2 and 6 and compared these against a B7-H4 Dolaflexin ADC with a DAR of approximately 12. We selected the DAR6 variant for XMT-1660 based on these preclinical data. We believe that targeting B7-H4 with XMT-1660 provides significant opportunities for development in areas of high unmet need.

We are conducting a Phase 1 open-label clinical trial of XMT-1660 in patients with various tumors, including breast, endometrial, and ovarian cancers. The primary endpoints for the dose-escalation portion of the trial are to determine the maximum-tolerated dose and to evaluate the safety and tolerability of treatment with XMT-1660. We are currently enrolling patients in dose escalation cohorts and have escalated to a dose of 59 mg/m2. We have not established a maximum tolerated dose as of the date of this Annual Report on Form 10-K. In addition to continuing to escalate dosing, we are also enrolling patients in backfill cohorts to optimize dose and schedule for further investigation in later stages of clinical development. Due to the unmet medical need of breast cancer patients who were previously treated with topo-1 ADCs like trastuzumab deruxtecan and sacituzumab govitecan, and the emerging clinical data about topo-1 resistance, we are enrolling these patients in our ongoing Phase 1 clinical trial. We plan to initiate tumor-specific expansion cohorts in the trial in the second quarter of 2024 and plan to share initial dose escalation and backfill cohort data in mid-2024.

B7-H4-Expressing Cancers of Immediate Interest

While a variety of cancers express B7-H4, triple-negative breast cancer, or TNBC; estrogen-receptor/hormone-receptor positive breast cancer, or ER+/HR+BC; endometrial cancer; and ovarian cancer are among those reported to most frequently overexpress this antigen. We are enrolling patients in these indications in our Phase 1 clinical trial of XMT-1660.
•TNBC: According to the U.S. National Cancer Institute, or NCI, there were approximately 297,790 new cases of breast cancer and 43,170 related deaths in the United States in 2023. TNBC accounts for approximately 12% of breast cancer cases. Treatment is characterized by single-agent chemotherapy followed by topo-1 inhibitor ADCs. Immunotherapy and PARP inhibitors may also play a role for a subset of these patients. XMT-1660 was designated a Fast Track product by the FDA for the treatment of adult patients with advanced or metastatic TNBC who have received at least one prior line of chemotherapy in the metastatic setting.

•ER+/HR+BC: Of the 297,790 new cases of breast cancer in the United States, ER+/HR+BC is the most prevalent subtype, representing approximately 73% of cases according to the American Cancer Society. The primary treatment option for patients who are HR+ is endocrine therapy, including aromatase inhibitors. Other targeted agents used in this setting include CDK4/6 inhibitors, PI3K inhibitors, and more recently, topo-1 inhibitor ADCs.
•Ovarian Cancer: According to NCI, there were approximately 19,710 new cases of ovarian cancer and 13,270 related deaths in the United States in 2023, making this the most common cause of gynecologic cancer death in the United States. Standard-of-care treatment consists of repeated lines of platinum-containing chemotherapy followed by observation or maintenance with either PARP inhibitors or bevacizumab until the patient becomes resistant to platinum chemotherapy. These patients are then eligible for single-agent non-platinum chemotherapy or, if they are determined to have high folate receptor alpha expression, the anti-tubulin ADC mirvetuximab soravtansine.
•Endometrial Cancer: According to NCI, there were approximately 66,200 new cases of endometrial/uterine cancer and 13,030 related deaths in the United States in 2023, making this the country’s most common gynecological malignancy. Surgery followed by systemic therapy is the mainstay of treatment for advanced endometrial cancer, with systemic therapy guided by microsatellite instability/mismatch repair deficient, or MSI/dMMR, status. Immunotherapy in combination with chemotherapy or tyrosine kinase inhibitors is standard of care with limited subsequent treatment options.

We believe there remains significant unmet need for novel treatment options such as XMT-1660, particularly in the recurrent setting, given the high rate of relapse in all of these cancer types and emerging evidence of resistance to treatment with topo-1 inhibitor ADCs.

XMT-2056: Our Lead Immunosynthen ADC Candidate

XMT-2056 is a systemically administered Immunosynthen STING agonist ADC (DAR 8) that is designed to target a novel epitope of HER2 distinct from that targeted by either trastuzumab or pertuzumab, and to locally activate STING signaling in both tumor-resident immune cells and in tumor cells, providing the potential to treat patients with HER2-high or -low tumors as monotherapy and in combination with standard-of-care agents.

HER2 belongs to a family of signaling molecules that are highly and preferentially expressed on the surface of various cancer cells and are known to play a role in promoting tumor cell growth. HER2 protein overexpression is well documented across multiple cancers, including breast, gastric, bladder, lung, esophageal, colorectal, endometrial, ovarian, salivary gland, pancreatic, cervical, and other cancers, although the prevalence of HER2-overexpression varies across indications.

In preclinical studies, we observed that XMT-2056 demonstrated anti-tumor activity driven by the targeted activation of the STING pathway in tumor-resident immune cells and in tumor cells, in a HER2-dependent manner. We also observed that in a preclinical setting, XMT-2056 enhanced anti-tumor activity when dosed in combination with approved agents such as anti-PD-1 antibodies or trastuzumab deruxtecan.

We initiated a multicenter Phase 1 open-label trial of XMT-2056 in previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers, in January 2023. The trial is designed to determine the maximally tolerated dose or the recommended phase 2 dose and to assess the safety and tolerability of treatment with XMT-2056. The trial design includes select enrichment cohorts that will evaluate treatment in tumor type-specific cohorts at cleared dose levels from the dose escalation cohort. We expect that select enrichment cohorts will include two breast cancer enrichment cohorts in HER2+ and HER2-low breast cancer. We plan to utilize data from both the dose escalation and the select enrichment cohorts to determine the recommend phase 2 dose.

In March 2023, we announced that this Phase 1 trial of XMT-2056 had been placed on clinical hold by the FDA following our communication to the FDA that we were voluntarily suspending the trial due to a Grade 5 (fatal) serious adverse event, or SAE, that was deemed to be related to XMT-2056. The SAE occurred in the second patient who had been enrolled at the initial dose level in the dose escalation portion of the Phase 1 trial. We reviewed the cytokine and other clinical data from the first two patients dosed in this trial and noted markers of immune activation that indicate XMT-2056 is a more potent innate immune stimulator in humans than we had previously observed in preclinical studies.

On October 31, 2023, we announced that the FDA had lifted the clinical hold on our Phase 1 clinical trial of XMT-2056. We have lowered the starting dose in our Phase 1 dose escalation design and are restarting this trial. We plan to advance dose escalation in this Phase 1 trial in 2024.

HER2-Expressing Cancers of Immediate Interest

While a variety of cancers express HER2, we plan to enroll patients with various tumors, including breast cancer, gastric cancer, colorectal cancer and non-small-cell lung cancer, or NSCLC, in our Phase 1 clinical trial of XMT-2056.
•Breast Cancer: Of the 297,790 new cases of breast cancer in the United States, approximately 15-20% of these tumors are believed to be HER2+ according to NCI. These patients are usually treated with HER2-targeting agents such as trastuzumab and pertuzumab, among others. Trastuzumab deruxtecan, a topo-1 inhibitor ADC, has recently become the standard of care treatment in the recurrent metastatic HER2+ setting and is increasingly being utilized in earlier lines of treatment.
•Gastric Cancer: According to NCI, there were approximately 26,500 new U.S. cases of gastric (stomach) cancer and 11,130 related deaths in 2023, and 15-20% of these tumors are believed to be HER2+. Gastrectomy surgery, chemotherapy and radiation are the primary treatments for initial disease. Immunotherapy and/or HER2-targeting agents such as trastuzumab, pertuzumab or trastuzumab deruxtecan may also be utilized. XMT-2056 was granted orphan drug designation by the FDA for the treatment of gastric cancer in 2022.
•Colorectal Cancer: According to NCI, there were approximately 153,020 new U.S. cases of colorectal cancer and 52,550 related deaths in 2023, and 5% of these tumors are believed to be HER2+. Colorectal surgery, chemotherapy and radiation are the primary treatments for initial disease. Immunotherapy and/or HER2-targeting agents such as trastuzumab or pertuzumab may also be utilized.
•NSCLC: According to NCI, there were approximately 238,340 new U.S. cases of lung cancer and 127,070 related deaths in 2023, with an estimated 80-85% of these cases being considered non-small cell lung cancer, or NSCLC, and 15-20% of these tumors believed to be HER2+. Lung resection surgery, chemotherapy and immunotherapy are the primary treatments for initial disease. Radiation therapy and certain targeted therapies, including trastuzumab, pertuzumab or trastuzumab deruxtecan, are utilized in later lines and later stages of disease.

We believe there remains significant unmet need for novel treatment options such as XMT-2056, particularly in the recurrent setting, given the high rate of relapse in all of these cancer types and emerging evidence of topo-1 inhibitor ADC resistance mechanisms.

Discontinued Product Candidates

In July 2023, we discontinued the development of XMT-1536, otherwise known as upifitimab rilsodotin, or UpRi, which was an ADC targeting the sodium-dependent phosphate transport protein NaPi2b that we developed utilizing our first-generation Dolaflexin platform. This decision followed topline data from UPLIFT, a single-arm clinical trial that enrolled platinum-resistant ovarian cancer patients with one to four prior treatment regimens. With an investigator-assessed 15.6% objective response rate, or ORR, in the NaPi2b positive population, this trial did not meet its primary endpoint to exclude the lower bound of the 95% confidence interval for a 12% ORR seen with standard-of-care single-agent chemotherapy. The investigator-assessed duration of response in the NaPi2b positive population was 7.4 months. In UPLIFT, the most common treatment related adverse events included transient AST elevation, nausea, platelet count decrease (including thrombocytopenia), and fatigue. Grade 3 peripheral neuropathy and neutropenia occurred in less than 1% of patients with no Grade 3 or greater ocular toxicity reported. Pneumonitis occurred in 9.7% of patients, which we hypothesize is on-target toxicity due to NaPi2b expression in type II pneumocytes in the lung. Treatment emergent Grade 3 or greater adverse events of hemorrhage occurred in 5.6% of patients, including 5 fatal cases. Following in-depth analyses of all of our UpRi and XMT-1592 clinical data (XMT-1592 discussed below) and our preclinical data on programs using the same antibody and payload with different scaffolds and platforms, we hypothesize that the severe bleeding risk was driven by endothelial damage resulting from non-specific delivery of high-DAR sub-populations in the heterogeneous Dolaflexin mixture of UpRi. Platelet count decreases were observed in the majority of patients. We hypothesize that this decrease in platelets was a marker of platelet consumption and activation, and a potential indicator of this endothelial damage.

In May 2022, we also discontinued the development of XMT-1592, a Dolasynthen ADC targeting NaPi2b with the same payload utilized in UpRi. XMT-1592 had been investigated in a Phase 1 dose escalation trial in patients with ovarian cancer and NSCLC. We discontinued this trial after enrolling 31 patients in dose escalation, and observed an overall objective response rate of 31% in evaluable ovarian cancer patients (n=13) at the two highest dose levels regardless of selection for NaPi2b expression. Additionally, based on our understanding of the platform toxicities observed with UpRi the data from this discontinued Phase 1 trial suggests that off‑target toxicity with XMT‑1592 was reduced relative to UpRi. Fatigue, nausea, and transient AST elevation occurred at a lower frequency and severity with XMT-1592 compared to UpRi. Additionally, no treatment‑related adverse events of platelet count reductions (including thrombocytopenia) or bleeding events were reported with XMT‑1592. As was the case in UPLIFT, pneumonitis was reported in this Phase 1 trial of XMT-1592. We hypothesize that this toxicity is an on-target toxicity related to NaPi2b expression in type II pneumocytes in the lung.

We plan to disclose clinical data from both UPLIFT and the XMT-1592 Phase 1 trial at the European Society of Gynaecological Oncology, or ESGO, 2024 Congress in March 2024.

Strategic Collaborations

We view business development as a core pillar of our overall corporate strategy, and our platforms and product candidates allow us to consider multiple types of potential strategic collaborations. We believe that our ADC platforms have broad applicability across a number of targets, allowing us to consider collaborations in which a partner provides proprietary antibodies for a select number of targets and we utilize our platforms to discover novel ADC product candidates. Under these collaboration agreements, we own the rights to any improvements to our ADC platform(s). For example, we have entered into a Dolasynthen-focused discovery collaboration with Johnson & Johnson and an Immunosynthen-focused discovery collaboration with Merck KGaA. We believe platform-based collaborations allow us to leverage the potential of our platforms, provide near-term capital and help us potentially bring important new therapeutic options to patients.

We also have internally developed ADC product candidates that allow us to consider arrangements in which a collaborator may assume certain preclinical, clinical and/or commercial responsibilities. For example, we have granted GSK an exclusive option for an exclusive global license to co-develop and commercialize XMT-2056. GSK has not exercised this option to date. We believe product-focused collaborations could provide near-term funding, allow us to advance and broaden preclinical, clinical or commercial development efforts beyond those we could independently, and potentially bring new therapeutic options to patients.

2022 Merck KGaA Collaboration

In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Merck KGaA. Pursuant to the 2022 Merck KGaA Agreement, we will grant Merck KGaA an exclusive license to use our proprietary technology to develop, manufacture and commercialize Immunosynthen ADCs directed to up to two specific target antigens, or the Designated Targets, selected by Merck KGaA within a certain period following the effectiveness of the 2022 Merck KGaA Agreement. Merck KGaA has already selected the first Designated Target under the 2022 Merck KGaA Agreement.

Under the terms of the 2022 Merck KGaA Agreement, the parties will conduct up to two research programs. Each research program will involve activities related to Immunosynthen ADCs for a selected Target (with each such ADC developed under the 2022 Merck KGaA Agreement being a Licensed ADC) until the submission of an investigational new drug application, or IND, (or foreign equivalents) for a Licensed ADC directed at such Designated Target, or each a Merck KGaA Licensed Product, or until the earlier expiration of the defined research period. Each research program will follow a research plan agreed between the parties. For each Designated Target, Merck KGaA is responsible for providing up to a specified number of antibodies against such Designated Target, and we are responsible for conjugating such antibodies using our Immunosynthen platform to create Licensed ADCs. Each party will be responsible for their own costs under the research programs. In addition, we will be responsible for certain chemistry, manufacturing and controls development and certain manufacturing activities for the Licensed ADCs, up to and including manufacturing of drug substance for Licensed ADCs to be used in certain preclinical studies and clinical trials, in each case at Merck KGaA’s expense, some of which will be prepaid by Merck KGaA. Except as provided above, Merck KGaA is solely responsible for in vitro and in vivo characterization of any Licensed ADCs, other preclinical work, and all clinical development and potential commercialization activities relating to any resulting Merck KGaA Licensed Products.

Under the terms of the 2022 Merck KGaA Agreement, we received an upfront payment of $30.0 million in February 2023. Certain development and regulatory milestones will be payable by Merck KGaA to us for the research programs, including upon certain discovery milestones, initiation of certain clinical trials, and regulatory approval of Merck KGaA Licensed Products in certain geographies, with an aggregate total of up to $200 million in the event Merck KGaA advances Merck KGaA Licensed Products directed to both Designated Targets to regulatory approval.

In the event the commercialization of the Merck KGaA Licensed Product results in commercial sales, commercial milestones will be payable by Merck KGaA to us for each program upon the achievement of specified aggregate sales thresholds for an Merck KGaA Licensed Product for the applicable Designated Target, with an aggregate total of up to $600 million in the event Merck KGaA Licensed Products directed to both Designated Targets are commercialized by Merck KGaA. In addition, we are eligible to receive tiered royalties at percentages ranging from the single digits to the low double digits on future net sales of Merck KGaA Licensed Products.

Merck KGaA’s royalty obligations continue with respect to each country and each Merck KGaA Licensed Product until the latest of (i) the date on which such Merck KGaA Licensed Product is no longer covered by certain intellectual property rights in such country, (ii) the 10th anniversary of the first commercial sale of such Merck KGaA Licensed Product in such country and (iii) the expiration of marketing or data exclusivity for such Merck KGaA Licensed Product in such country.

Under the terms of the 2022 Merck KGaA Agreement, subject to certain exceptions and for an agreed period of time, we will not, either ourselves or through third parties, research, develop, manufacture or commercialize other ADCs utilizing our Immunosynthen platform that are directed to the Designated Targets. We and Merck KGaA will form a joint research committee, joint manufacturing committee, and joint intellectual property committee responsible for coordinating activities pursuant to the 2022 Merck KGaA Agreement.

Each party has the right to sublicense its rights under the 2022 Merck KGaA Agreement subject to certain conditions. The 2022 Merck KGaA Agreement will continue, unless earlier terminated, until the expiration of the last-to-expire royalty term for the last Merck KGaA Licensed Product or, if Merck KGaA does not advance any Merck KGaA Licensed Products, upon the expiration of the last-to-expire research program. Merck KGaA may, at its convenience, terminate the 2022 Merck KGaA Agreement in its entirety or on a Designated Target-by-Designated Target basis upon certain notice to us. Either we or Merck KGaA may terminate the 2022 Merck KGaA Agreement for the other party’s insolvency or certain uncured breaches. In lieu of terminating the 2022 Merck KGaA Agreement, in the event Merck KGaA is entitled to terminate the 2022 Merck KGaA Agreement due to our uncured material breach, Merck KGaA may make an election, as its sole and exclusive remedy with respect to our applicable material breach of the 2022 Merck KGaA Agreement, to invoke a specified financial penalty impacting one or more future payments that may become payable to us following such uncured material breach. We may terminate the 2022 Merck KGaA Agreement with respect to a Designated Target in the event of certain failures by Merck KGaA to progress the corresponding research program. Additionally, we may terminate the 2022 Merck KGaA Agreement if Merck KGaA or any of its sublicensees or affiliates challenge, subject to certain exceptions, the validity, enforceability, of patentability of certain of our patents.

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

Johnson & Johnson Collaboration

In February 2022, we entered into a research collaboration and license agreement with Johnson & Johnson. We refer to this agreement, as amended on July 14, 2023 and September 25, 2023, as the Johnson & Johnson Agreement. Pursuant to the Johnson & Johnson Agreement, we granted Johnson & Johnson an exclusive license to use our proprietary Dolasynthen platform and other technology to develop, manufacture and commercialize antibody-drug conjugates directed to up to three targets selected by Johnson & Johnson. Our responsibilities are to perform bioconjugation activities to create ADCs for Johnson & Johnson based on antibodies provided by Johnson & Johnson. We will also perform certain chemistry, manufacturing and controls development and early stage manufacturing activities for ADCs that Johnson & Johnson progresses through development, up to and including the manufacturing of clinical drug substance, at Johnson & Johnson’s cost. Except with respect to this limited manufacturing, Johnson & Johnson will be responsible for the further development, manufacturing and commercialization of the ADCs developed under the Johnson & Johnson Agreement, including obtaining any necessary regulatory approvals, at Johnson & Johnson’s cost.

Under the terms of the Johnson & Johnson Agreement, we received an upfront payment of $40 million. Certain development and regulatory milestones will also be payable by Johnson & Johnson for the research programs, including upon certain discovery milestones, initiation of certain clinical trials, and regulatory approval of certain licensed products in certain geographies, with an aggregate total of up to $501 million in the event ADCs directed to all three targets are advanced by Johnson & Johnson. In the event the ADCs developed by Johnson & Johnson are commercialized, we are eligible to receive certain commercial milestones for each program upon the achievement of specified aggregate sales thresholds based on all ADCs for an applicable target, with an aggregate total of up to approximately $530 million in the event ADCs directed to all three targets are commercialized by Johnson & Johnson. In addition, we are eligible to receive tiered royalties at percentages ranging from the mid-single digits to the low-double digits on future net sales of ADCs.

The Johnson & Johnson Agreement will remain in effect, unless earlier terminated, until the expiration of the last-to-expire royalty term for the last ADC. Royalty term means on an ADC-by-ADC and country-by-country basis, the period commencing upon the first commercial sale of an ADC in such country and ending upon the latest to occur of: (a) the date of expiration of the last royalty-bearing patent claim with respect to such ADC in such country; (b) the expiration of regulatory exclusivity for such ADC in such country, if any; and (c) the tenth (10th) anniversary of the first commercial sale of such ADC in such country. Upon the expiration of the royalty term with respect to an ADC in a country, Johnson & Johnson’s license becomes a perpetual, irrevocable, non-exclusive, fully-paid and royalty-free right and license, with the right to grant sublicenses, under the relevant platform technology and our interest in any joint technology to develop, manufacture, commercialize and otherwise exploit such ADC in such country.

2014 Merck KGaA Collaboration

In June 2014, we entered into a collaboration and commercial license agreement with Merck KGaA, Darmstadt, Germany, or the 2014 Merck KGaA Agreement, for the development and commercialization of ADC product candidates utilizing our Dolaflexin platform for up to six target antigens. Merck KGaA was responsible for generating antibodies against the target antigens, and we were responsible for using those antibodies to generate Dolaflexin ADC product candidates. Merck KGaA had the exclusive right to and was responsible for the further development and commercialization of these ADC product candidates. In May 2018, we entered into a supply agreement, or the 2018 Merck KGaA Supply Agreement, with Merck KGaA, Darmstadt, Germany, for the supply of materials that could be used for IND-enabling studies and clinical trials. On December 15, 2023, we and Merck KGaA mutually agreed to terminate both the 2014 Merck KGaA Agreement and the 2018 Merck Supply Agreement.

Asana Biosciences Collaboration

In March 2012, we entered into a collaboration agreement with Asana Biosciences, LLC (by assignment from Endo Pharmaceuticals Inc.),or Asana Biosciences. Pursuant to the terms of this agreement, we used Asana’s novel antibodies to develop novel ADCs using components of our Dolaflexin platform. Asana Biosciences is responsible for product development, manufacturing and commercialization of any ADC products.

Synaffix Commercial License Agreement

In January 2019, we entered into a commercial license agreement with Synaffix B.V., or Synaffix, which we amended and restated in November 2021 to expand our relationship with Synaffix and amended again in February 2022 in connection with our collaboration with Johnson & Johnson. We refer to the amended and restated agreement as the Synaffix License. Under the Synaffix License, we have the right to develop, manufacture and commercialize ADCs directed to targets using Synaffix’s proprietary site-specific conjugation technology for up to twelve targets. We have licensed five targets in connection with our development programs and collaborations, and we have the right to license up to six additional targets. We have paid $6.8 million related to the Synaffix License, comprised of $4.0 million in reservation and license fees, $1.8 million in milestone payments and $1.0 million which may be applied to future reservation and license fees, as well as certain portions of potential future development milestones. We will be obligated to pay in the range of $48.0 million to $132.0 million for development, regulatory and commercial milestones.
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
Manufacturing
We do not own or operate and currently have no plans to establish any current good manufacturing practices, or cGMP, compliant manufacturing facilities. We currently rely, and expect to continue to rely, on external Contract Manufacturing Organizations, or CMOs, for the manufacture of product to support our activities through regulatory approval and commercial manufacturing, as well as to support our manufacturing obligations under our current collaborations. We have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs. In the future, we expect to use these CMOs to manufacture commercial supply of our products, which may require these CMOs to increase scale of production. We do not currently have qualified alternate suppliers in the event the current CMOs that we utilize are unable to scale production for commercial manufacturing. The Dolasynthen and Immunosynthen manufacturing processes involve readily available starting materials and use unit operations that are well-precedented in the field of chemical/pharmaceutical production. The current supply chains for XMT-1660 and XMT-2056 have several vendors in common, and based on what we know today, we believe we could use these vendors or would be able to identify and contract with other vendors on commercially reasonable terms for commercialization purposes.

Government regulation
The research, development, testing, manufacture, quality control, packaging, labeling, storage, record-keeping, distribution, import, export, promotion, advertising, marketing, sale, pricing and reimbursement of drug and biologic products are extensively regulated by governmental authorities in the United States and other countries and foreign jurisdictions, including the European Union. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory requirements, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to biological product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.
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
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to evaluate the safety, potency and purity of the investigational product for each proposed indication;
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
The IND and IRB processes
An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks or any issues surrounding chemistry, manufacturing and controls, or CMC, for the proposed product.In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may proceed. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
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
In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such trials are typically referred to as post-approval or post-marketing clinical trials, since they are often conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group. In certain instances, the FDA may mandate the performance of post-approval clinical trials, such as to verify clinical benefit in the case of products approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting mandatory Phase 4 clinical trials could result in withdrawal of FDA approval for products. In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.
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

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s, or the ICH, recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, clinical trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the long delay of the U.S. Department of Health and Human Services, or HHS, the FDA has issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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
In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before a BLA is submitted (Pre-BLA meeting). Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues, which should be limited to no more than two focused topics, and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.
Clinical Studies Outside the United States in Support of FDA Approval

In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of United States approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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
Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. The manufacturing facilities may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. If a manufacturing facility is not in substantial compliance with the applicable regulations and requirements imposed when the product was approved, regulatory enforcement action may be taken, which may include a warning letter or an injunction against shipment of products from the facility and/or recall of products previously shipped.
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
For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial PSP or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss PSPs with sponsors, and the FDA must meet with sponsors by no later than the end-of-Phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the PSP.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA and have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA. Further, Section 505B of the FDCA, as amended by the FDA Reauthorization Act of 2017, requires that any original NDA or BLA submitted on or after August 18, 2020, for a new active ingredient, must contain reports on the molecularly targeted pediatric cancer investigation, unless the requirement is waived or deferred, if the drug that is the subject of the application is: (1) intended for the treatment of an adult cancer, and (2) directed at a molecular target that the Secretary determines to be substantially relevant to the growth or progression of a pediatric cancer in accordance with FDA guidance. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.
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
In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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
Submission and filing of BLAs
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission of a BLA under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for federal fiscal year 2024, this application fee is approximately $4,048,695), and the sponsor of an approved BLA is also subject to an annual program fee, currently set at $416,734 per eligible prescription drug product for federal fiscal year 2024. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, including where the applicant is a small business submitting its first human therapeutic application for review.
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
It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the FDA’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.
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
Regulatory exclusivity governing biologics
When a biological product is licensed for marketing by FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilar products and interchangeable biosimilar products.
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
Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, diagnostic tests require pre-notification marketing clearance or approval from the FDA prior to commercial distribution.The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which for federal fiscal year 2024 is $483,560 and the small business fee is $120,890.

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
Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or IRA, further delayed implementation of this rule to January 1, 2032.
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
On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, or Chamber, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, or PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

In addition to California, eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023, which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products, if approved.

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
Non-clinical studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (GLP) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or the CTR, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Beyond streamlining the process, the CTR includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted where EU Member States are concerned. Part II is assessed separately by each EU Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
The CTR did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EU Clinical Trials Registry.
Marketing authorization in the European Union
Marketing authorization applications, or MAAs, can be filed either under the so-called centralized or national authorization procedures, albeit through the mutual recognition or decentralized procedure for a product to be authorized in more than one EU Member State.
The centralized procedure provides for the grant of a single marketing authorization, or MA, following a favorable opinion by the European Medicines Agency, or EMA, that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway, which are part of the EEA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/ AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.
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
Conditional approval
In particular circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional MA prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) an MA may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional MA may contain specific obligations to be fulfilled by the MA holder, including obligations with respect to the completion of ongoing or new clinical trials and with respect to the collection of pharmacovigilance data. Conditional MAs are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional MA.
Exceptional Circumstances
A MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Other than with respect to conditional MAs, MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.
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

Reimbursement and pricing of prescription pharmaceuticals
In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for EU Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
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
The IVDR became effective in May 2022. However, it became clear in 2021that that EU Member States, health institutions and economic operators were not ready to apply the IVDR as from that date. The European Commission therefore proposed a progressive or staggered roll-out of the rules of the IVDR. The current transition periods range from May 26, 2025 for high risk In Vitro Diagnostics, or IVDs, to May 26, 2027 for lower risk IVDs. Certain provisions for devices manufactured and used in health institutions, would have to apply as from May 26, 2028. These transition periods only apply to so called "legacy devices," meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework (notably the IVDD).

General Data Protection Regulation
There are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the European Union's General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.
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
In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. Following CJEU decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision in July 2023. The adequacy decision permits United States companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following the withdrawal of the United Kingdom from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR, although these transfers currently are permitted by an adequacy decision from the European Commission. The United Kingdom government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the European Union to the United Kingdom, although this decision may be re-evaluated in the future. The United Kingdom and the United States have also agreed to a U.S.-UK “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. In addition to the United Kingdom, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

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

On February 27, 2023, the United Kingdom government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK In particular, the MHRA will be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single United Kingdom-wide MA will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the United Kingdom government and the European Union will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, is the primary legal instrument for the regulation of medicines in the United Kingdom The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

European laws that have been transposed into United Kingdom law through secondary legislation continue to be applicable as “retained EU law.” However, new legislation such as the CTR will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, MAs, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide MAs from the EMA, and a separate MA will be required to market any of our product candidates, if approved, in the United Kingdom. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

Intellectual property
We actively seek to protect the proprietary technology that we consider important to our business, including pursuing patents that cover our ADC platforms, proprietary compositions of matter, ADC product candidates and methods of using and manufacturing the same, as well as any other relevant inventions and improvements that are considered commercially important to the development of our business. We also rely on trade secrets and confidential information, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

Our commercial success will depend significantly on our ability to obtain and maintain patents and other proprietary protection for the technology, inventions and improvements we consider important to our business; to defend our patents; to preserve the confidentiality of our trade secrets and other know-how and to operate without infringing the patents and proprietary rights of third parties. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S., international (under Patent Cooperation Treaty, or PCT) and foreign patent applications related to our proprietary technology, inventions and improvements that we consider to be important to the development and implementation of our business. We also believe in protecting our unpatented trade secrets and know-how and continuing our technological innovation to develop our business and to maintain our competitive position.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions, where available, on issued patents covering those drugs, depending upon, for example, the length of the clinical trials for each drug and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any of our patents.
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

We seek to protect certain inventions arising from our research and development through the filing, prosecution and maintenance of U.S. and foreign patent applications. The geographic filing scope of any particular patent application will be dependent upon a number of factors, including without limitation, the expected applicability of the invention to our novel platforms and product candidates being researched and developed. For inventions that relate to our novel Dolasynthen platform and related product candidates and our novel Immunosynthen platform and related product candidates, we seek patent protection in countries including the United States, Europe, Australia, Canada, China, Japan, South Korea and may also seek protection in additional foreign jurisdictions. Aspects of our patent portfolio relating to our Dolasynthen and Immunosynthen platforms and product candidates are described in more detail below. We have also non-exclusively in-licensed from Synaffix certain patents and patent applications relating to its site-specific conjugation technology. These in-licensed Synaffix patents and patent applications include eight issued US patents, three pending non-provisional U.S. patent applications, thirteen issued foreign patents, and 14 pending foreign patent applications, in a number of foreign jurisdictions, including, but not limited to, China, Europe, India, Japan, and Netherlands. The in-licensed patents are projected to expire from 2031 to 2040, excluding any additional term for patent term adjustments or patent term extensions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before they are granted. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

The intellectual property portfolio relating to our Dolasynthen and Immunosynthen ADC platforms and our product candidates and components and uses thereof are summarized below. Some of these portfolios are in very early stages, and prosecution has yet to commence on some of the pending patent applications. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be narrowed (sometimes significantly) by the time they issue, if they issue at all. We expect this to be the case with respect to our pending patent applications referred to below.

Dolasynthen platform

The intellectual property portfolio for our novel Dolasynthen platform is directed to compositions of matter for the novel auristatin payload, the novel scaffold and ADCs thereof, as well as methods of using and making these novel compositions of matter. With respect to the intellectual property relating to our Dolasynthen platform, as of December 31, 2023, we owned five issued U.S. patents (expiring in 2032 (compositions of matter), 2037 (compositions of matter) and 2041 (compositions of matter and methods of use and manufacture), excluding any additional term for patent term adjustments or patent term extensions), twenty-nine issued foreign patents (including patents issued in Australia, Canada, China, Europe, Japan and South Korea) expiring in 2032 (compositions of matter) and 2037 (compositions of matter and compositions for use), excluding any additional term for patent term adjustments or patent term extensions), and applications pending in the United States and a number of foreign jurisdictions within four patent families. Any U.S. or foreign patent issuing from the pending applications relating to the novel Dolasynthen platform is projected to expire between 2032 and 2041, excluding any additional term for patent term adjustments or patent term extensions.

XMT-1660

The intellectual property portfolio for XMT-1660, our site-specific B7-H4 ADC product candidate, is directed to compositions of matter relating to our novel ADC based on our novel B7-H4 antibody and our Dolasynthen platform, as well as methods of using, making and administering these novel conjugates. With respect to the intellectual property relating to XMT-1660, as of December 31, 2023, we owned one allowed U.S. patent application (projected to expire 2042 (compositions of matter and methods of use), excluding any additional term for patent term adjustments or patent term extensions), and applications pending in the U.S., under the Patent Cooperation Treaty, or PCT, and in a number of foreign jurisdictions within three patent families. Any U.S. or foreign patent issuing from the pending applications relating to XMT-1660 compositions of matter and its methods of use, administration and/or manufacturing is projected to expire between 2042 and 2044, excluding any additional term for patent term adjustments or patent term extensions.

Immunosynthen platform

The intellectual property portfolio for our novel Immunosynthen platform is directed to compositions of matter for the novel STING agonists and ADCs thereof, as well as methods of using and methods of making these novel payloads and ADCs. With respect to the intellectual property relating to our Immunosynthen platform, as of December 31, 2023, we owned one issued U.S. patent (expiring in 2040 (compositions of matter), excluding any additional term for patent term adjustments or patent term extensions) and applications pending in the U.S, and a number of foreign jurisdictions within two patent families. Any U.S. or foreign patent issuing from the pending applications relating to the novel STING agonists and the Immunosynthen ADC platform is projected to expire between 2040 and 2041, excluding any additional term for patent term adjustments or patent term extensions.

XMT-2056

The intellectual property portfolio for XMT-2056, our HER2-targeted novel Immunosynthen ADC, is directed to the compositions of matter for our novel ADC based on our novel HER2 antibody and our Immunosynthen platform, as well as methods of using, making and administering these novel conjugates, including XMT-2056. With respect to the intellectual property relating to XMT-2056, as of December 31, 2023, we owned three issued U.S. patents (expiring in 2035 (compositions of matter and methods of use), excluding any additional term for patent term adjustments or patent term extensions), 34 issued foreign patents (expiring 2035 (compositions of matter, methods of manufacture and compositions for use), excluding any additional term for patent term adjustments or patent term extensions), and applications pending in the U.S., under the PCT, and various foreign jurisdictions within four patent families. Any U.S. or foreign patent issuing from the pending applications relating to the novel HER2-targeted Immunosynthen ADC XMT-2056 is projected to expire between 2035 and 2044, excluding any additional term for patent term adjustments or patent term extensions.

In addition to patents, we rely upon unpatented trade secrets and confidential know-how, inventions, proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of our proprietary information, in part, by executing confidentiality and assignment of inventions agreements with our employees and consultants, which agreements may also include appropriate non-competition and non-solicit agreements depending on level and role, as well as confidentiality agreements with our collaborators and scientific advisors. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that we will have executed such agreements with all applicable employees and contractors, or that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. Trade secrets and proprietary know-how can be difficult to protect. In particular, although we take steps to protect our proprietary information, we anticipate that information relating to our technology platforms, trade secrets and proprietary know-how may over time be disseminated within the industry through independent development and public presentations describing the methodology. For more information regarding the risks associated with our trade secrets, please see “Risk factors—Risks related to our intellectual property—Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.”
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

Developers of new cancer treatments: Many global pharmaceutical companies, as well as medium and small biotechnology companies, are pursuing new cancer treatments, whether small molecules, biologics or ADCs. Any of these treatments could prove to be superior clinically to our products.

Companies with cytotoxic ADC platforms: Many companies are investing in innovation in the ADC field, including new payload classes, new conjugation approaches and new targeting moieties. Any of these initiatives could lead to a platform that has superior properties to the ones we have developed or are developing. We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, including AbbVie Inc.; Ambrx Biopharma, Inc. (which has announced its expected acquisition by Johnson & Johnson); Daiichi Sankyo Company, Limited; Gilead Sciences, Inc.; and Pfizer Inc. These companies or their partners and collaborators, including Astellas Pharma Inc.; AstraZeneca plc; Genentech, a member of the Roche Group; and Takeda, may develop product candidates that compete in the same indications as our current and future product candidates. Multiple companies are also developing ADCs that could compete with our Immunosynthen platform and its resulting product candidates, including Bolt Biotherapeutics, Inc.; Sutro Biopharma, Inc.; and Takeda, albeit with differing immune-stimulating approaches. We expect to compete based on our innovative technology and the efficacy and safety and tolerability profile of our ADCs compared to other product candidates. However, if our ADCs are not demonstrably superior in these respects, we may not be able to compete effectively.

Companies with B7-H4-targeted product candidates: Multiple investigational B7-H4 ADCs are in first-in-human clinical trials, including SGN-B7H4V (Pfizer Inc., acquired from Seagen Inc.), HS-20089/GSK5733584 (GSK plc, licensed from Hansoh Pharmaceutical Group Company Limited) and AZD8205 (AstraZeneca plc), with additional B7-H4 ADCs in preclinical development. Further, there are B7-H4-targeting agents being evaluated in clinical trials that are based on other, non-ADC modalities, including CLN-418 (B7-H4 x 4-1BB BsAb from Cullinan Oncology, Inc.); GEN1047 (B7-H4 x CD3 BsAb from Genmab A/S) and ABL103 (B7-H4 x 4-1BB BsAb from ABL Bio, Inc.). While all of the foregoing programs are currently in Phase 1 or Phase 1/2 clinical trials and are focused on a broad set of solid tumors, many are prioritizing solid tumors known to have high B7-H4 expression, including breast, endometrial and ovarian cancers. Our ability to compete effectively with other B7-H4 programs will depend on our ability to differentiate XMT-1660 from other therapies based on target tumor types, payload, efficacy and tolerability. Any inability to effectively differentiate XMT-1660 from other product candidates targeting B7-H4 would negatively impact our ability to compete.

Companies with STING platforms and product candidates: Among immunostimulatory ADCs currently in clinical trials, the payloads being used fall into two primary categories: STING agonists and toll-like receptor, or TLR, agonists. Additional preclinical and discovery programs include those targeting tumor associated antigens like CD73 and PD-(L)1. Current clinically active immune-stimulating ADCs include Bolt Therapeutics. Inc.’s BDC-1001 (HER2-directed TLR 7/8 agonist) and Takeda’s TAK-500 (CCR2-directed STING agonist), both of which are being investigated across numerous solid tumor types. Multiple systemically-administered STING agonist programs are also in the clinic, including both CDN and non-CDN STING agonists. Our ability to compete effectively with products such as these depends on our ability to differentiate XMT-2056 and other potential Immunosynthen ADCs from these other therapies based on target and/or biomarker selection, efficacy and safety and tolerability.

Companies with HER2-targeting ADCs: There are currently two approved HER2-targeting ADCs, Roche AG’s KADCYLA® (ado-trastuzumab emtansine), which is approved for the treatment of breast cancer, and AstraZeneca, Inc.'s and Daiichi Sankyo Company Limited’s ENHERTU® (fam-trastuzumab deruxtecan-nxki), which is approved for the treatment of breast cancer, NSCLC and gastric cancer. These two approved HER2-targeting ADCs have altered the treatment landscape of their respective indications, particularly in breast cancer. There are also currently over 40 ADCs targeting HER2 in clinical development globally, with variable payloads, linkers and tumor targets. Our ability to compete effectively with these agents will depend on XMT-2056's differentiation from or combinability with these other agents.

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
Employees and Human Capital
As of December 31, 2023, we had 123 full time employees, including 83 with M.D., Ph.D. or other advanced degrees. Of these employees, 84 are engaged in research and development and 39 are engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We also believe that fostering diversity, equity, inclusion and belonging is a key element to discovering, developing and bringing therapies to patients with cancer. As of December 31, 2023, 56% of our workforce identified as female. We strive to build a workforce representative of the communities and patients we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.
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

Corporate Information
We were incorporated in 2001 as a Delaware corporation. Our principal executive offices are located at 840 Memorial Drive, Cambridge, MA 02139, and our telephone number is 617-498-0020. Our internet site is www.mersana.com. We routinely make available important information free of charge, including copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. We recognize our website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with our disclosure obligations under SEC Regulation FD. Information contained on our website shall not be deemed incorporated into, or to be part of this Annual Report on Form 10-K, and any website references are not intended to be made through active hyperlinks.
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
XMT-1660 and XMT-2056 are currently our only product candidates being evaluated in clinical trials. Following our announcement in July 2023 that the data in our single-arm registrational trial evaluating our former lead product candidate, upifitamab rilsodotin, or UpRi, in patients with platinum-resistant ovarian cancer, which we refer to as UPLIFT, did not meet its primary endpoint, we wound down our UpRi-related development activities, and we terminated our Phase 1 combination trial exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer, which we refer to as UPGRADE-A, and our Phase 3 clinical trial of UpRi as a monotherapy maintenance treatment following treatment with platinum doublets in recurrent platinum-sensitive ovarian cancer, which we refer to as UP-NEXT. Additionally, our clinical trial of XMT-2056 was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, between March 2023 and October 2023 and has not yet resumed. While we have certain other preclinical programs in development, it will take additional investment and time, and regulatory clearance, for such programs to reach the clinical stage of development. In addition, we have other product candidates in our current pipeline that are based on the same platforms as XMT-1660 and XMT-2056. If a product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of XMT-1660 or XMT-2056 or of any other current or future product candidate, or if XMT-1660 or XMT-2056 or any other current or future product candidate were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.
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

We are in the early stages our clinical development efforts of our lead product candidates. We are conducting Phase 1 clinical trials of XMT-1660 and XMT-2056 and have not yet completed a clinical trial for either of these product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. The results from our preclinical studies of XMT-1660 and XMT-2056 and the results from preclinical studies or early clinical trials of any other current or future product candidates are not necessarily predictive of the results from our ongoing or future discovery programs, preclinical studies or clinical trials. Promising results in preclinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in earlier stages of clinical development, and we have faced and may again face similar setbacks. For instance, in July 2023, we announced that our UPLIFT Phase 2 clinical trial of UpRi did not meet its primary efficacy endpoint, despite promising efficacy data from our Phase 1b clinical trial of UpRi. Other companies’ setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy events in preclinical or clinical trials, including previously unreported adverse events. We similarly have identified new safety signals as our clinical trials have advanced, such as our assessment that serious bleeding events appear to occur in patients who received UpRi at a higher rate than background, which assessment led us to submit an aggregate data safety report to the FDA in June 2023.
Similarly, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In March 2023, we announced that the FDA had issued a clinical hold on our Phase 1 trial of XMT-2056 following our communication to the FDA that we were voluntarily suspending the trial due to a Grade 5 (fatal) serious adverse event, or SAE, that was deemed to be related to XMT-2056. The SAE occurred in the second patient who had been enrolled at the initial dose level in the dose escalation portion of the Phase 1 clinical trial. On October 31, 2023, we announced that the FDA had lifted the clinical hold and that we had lowered the starting dose in our Phase 1 dose escalation design. We have not yet enrolled any patients in our phase 1 clinical trial of XMT-2056 following the lifting of the clinical hold in October 2023.
Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates, or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other product candidates in our pipeline. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for our product candidates. For example, in June 2023, following our submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appear to occur at a higher rate than background, the FDA placed a partial clinical hold on our UPGRADE-A and UP-NEXT clinical trials, and in July 2023, we decided to wind down future development of UpRi, including our UP-NEXT and UPGRADE-A clinical trials, after our UPLIFT clinical trial failed to meet its primary endpoint. Additionally, a patient in our Phase 1 clinical trial of XMT-2056 suffered a Grade 5 SAE, resulting in the clinical hold placed on the trial by the FDA between March 2023 and October 2023. We expect that certain patients in our ongoing clinical trials of XMT-1660 and XMT-2056 and in future clinical trials will experience adverse events, including those that may result in death, as our product candidates progress through clinical development.
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
From time to time, we may announce or publish preliminary, interim or top-line data from our clinical trials. Positive preliminary data may not be predictive of such trial’s subsequent or overall results. Interim data from clinical trials that we may complete do not necessarily predict final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data we may publish. We plan to disclose initial data from our Phase 1 clinical trial of XMT-1660 in mid-2024, but those data may be materially different from final data in the trial. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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

•lack of adequate funding to continue one or more clinical trials; or

•geopolitical or other events, including the ongoing conflict between Russia and Ukraine and the war between Israel and Hamas, the Palestinian group that controls the Gaza Strip, that unexpectedly disrupt, delay or generally interfere in regional or worldwide operations of our clinical trial sites, CROs, SMOs or other operations applicable to the conduct of relevant development activities.
Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to commence, enroll or complete our current and anticipated clinical trials. In June 2023, we announced that our UP-NEXT and UPGRADE-A clinical trials of UpRi had been placed on partial clinical hold by the FDA following submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appear to occur at a higher rate than background. In July 2023, following our announcement that the data in our UPLIFT clinical trial of UpRi did not meet its primary endpoint and our plans to wind-down UpRi-related development activities, we terminated our UPGRADE-A and UP-NEXT clinical trials of UpRi. Additionally, in March 2023, we announced that our Phase 1 clinical trial of XMT-2056 had been placed on clinical hold by the FDA following a Grade 5 SAE. The FDA lifted this clinical hold in October 2023, and we are working to resume enrollment in this clinical trial, but no patients are currently enrolled. If we or our collaborators are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our collaborators’ product candidates based on our technology.

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

•clinicians’ and patients’ perceptions of the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating; and

•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they are late-stage cancer patients, that they will not survive the full terms of the clinical trials.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because certain of our current and future product candidates, including those based on our Immunosynthen stimulator of interferon genes-, or STING-, agonist platform, represent innovations over more commonly used methods for cancer treatment, including other approved ADC medicines, potential patients and their doctors may be inclined to use conventional oncology therapies or other approved ADC medicines, rather than enroll patients in our ongoing or any future clinical trials.

Challenges in recruiting and enrolling suitable patients to participate in clinical trials that meet the criteria of the protocol could increase costs and result in delays to our current development plans for XMT-1660, XMT-2056 or any other current or future product candidate.

Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable or unexpectedly severe side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. It is likely that, as is the case with many treatments for the serious diseases for which we are developing our product candidates, there may be side effects associated with the use of our product candidates, including severe treatment-related adverse events, or TRAEs, including death. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. TRAEs could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

For example, patients in our clinical trials of UpRi, for which we discontinued development in 2023 and which was developed using our Dolaflexin platform, experienced severe TRAEs including, without limitation, death, hemorrhage, AST elevation, nausea, platelet count decrease (including thrombocytopenia), fatigue, anemia, pyrexia, ALT elevation, blood ALP/LDH increase, proteinuria, vomiting, asthenia, diarrhea, headache, peripheral neuropathy, neutropenia and pneumonitis. Also, patients in our clinical trial of XMT-1592, for which we discontinued development in May 2022 and which was developed using our Dolasynthen platform, also experienced severe TRAEs of anemia and pneumonitis. Additionally, our Phase 1 clinical trial of XMT-2056, which was developed using our Immunosynthen platform, was placed on clinical hold by the FDA from March 2023 to October 2023 following a Grade 5 serious adverse event, or SAE.

We are also conducting a Phase 1 clinical trial of XMT-1660, which was developed using our Dolasynthen platform. Because our product candidates share some but not all platform technologies, payloads and targets, we may find it difficult to predict or assess whether safety events reported for any one product candidate are related to such shared attributes. We may observe undesirable side effects, including severe TRAEs, including those that may result in death, or other SAEs or potential safety issues in nonclinical studies or in clinical trials at any stage of development of our product candidates, including XMT-1660 and XMT-2056. Any such severe TRAEs, SAEs or other potential safety issues may be similar to or in addition to other severe TRAEs, SAEs or other safety issues we have previously observed in our clinical trials of UpRi, XMT-1592 or any other product candidate.

Additionally, we and our clinical trial investigators currently determine if serious adverse or undesirable side effects are drug-related. The FDA or comparable regulatory authorities may disagree with our or our clinical trial investigators’ interpretation of data from clinical trials and the conclusion by us or our clinical trial investigators that an SAE or undesirable side effect was not drug-related. The FDA or comparable regulatory authorities may require more information related to the safety of our product candidates, including additional preclinical or clinical data to support approval, which may cause us to incur additional expenses, delay or prevent the approval of one of our product candidates, and/or delay or cause us to change our commercialization plans, or we may decide to abandon the development of the product candidate altogether.

Further, by design, clinical trials rely on a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered when a significantly larger number of patients is exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates after such approval, a number of potentially significant negative consequences could result, including:

•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•regulatory authorities may require a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

•we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;

•we may be subject to regulatory investigations and government enforcement actions;

•regulatory authorities may withdraw or limit their approval of such product candidates;

•we may decide to remove such product candidates from the marketplace;

•we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•we may suffer reputational harm.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Similarly, undesirable or severe side effects of ADCs developed or commercialized by our collaborators or competitors could cause the FDA or comparable regulatory authorities to take actions that would materially and adversely affect our ability to conduct clinical trials of our product candidates or, if any are approved for marketing, to commercialize such product candidates.

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

Our cash, cash equivalents and marketable securities were $209.1 million as of December 31, 2023. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing XMT-1660, XMT-2056 and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for any current or future product candidates, including delays in enrollment of patients. We may also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities in the future.

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
We have incurred net losses since our inception. Our net loss was $171.7 million, $204.2 million, and $170.1 million, respectively, for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $826.4 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues for the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
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

•conduct research and development activities under our collaborations;

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
We rely on third-party contract manufacturers to manufacture our preclinical and clinical trial product supplies, as well as to support our manufacturing obligations under our current collaborations, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must be acceptable to the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our marketing application or relevant foreign regulatory submission to the applicable regulatory agency. There can be no assurance that our preclinical and clinical development product supplies will be sufficient, uninterrupted or of satisfactory quality or continue to be available at acceptable prices. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Additionally, if geopolitical events that are beyond our control or the control of our contract manufacturers create barriers to performance that impede their ability to manufacture for or deliver manufactured supplies to us, we may be unable to secure an adequate inventory of preclinical and clinical development product supplies. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.
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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with current good manufacturing practices, or cGMP, could adversely affect our business in a number of ways, including:

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

We designed the ongoing clinical trials of XMT-1660 and XMT-2056, the trial for XMT-1592 that closed in 2022, our UPLIFT, UPGRADE-A and UP-NEXT clinical trials of UpRi, for which we discontinued development in 2023, and we intend to design any future clinical trials for any future product candidates that we may develop if preclinical studies are successful and we do not have a strategic collaborator responsible for such trial design. However, we rely on CROs, SMOs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, SMOs, investigators and other third parties are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with current good laboratory practices or current good clinical practices, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

We depend on certain strategic relationships with other companies to assist in the research, development and commercialization of our ADC platforms and ADC product candidates. If our existing significant collaborators do not perform as expected, this may negatively affect our ability to commercialize our ADC product candidates or generate revenues through technology licensing or may otherwise negatively affect our business.

We have established strategic collaborations and intend to continue to establish strategic collaborations and other relationships with third parties to research, develop and commercialize our platforms and existing and future product candidates. In December 2022, we entered into a collaboration and license agreement with Ares Trading, S.A., an affiliate of Merck KGaA, Darmstadt, Germany, or Merck KGaA, for the research, development and commercialization of ADC product candidates leveraging our Immunosynthen platform, and in February 2022, we entered into a collaboration agreement with Janssen Biotech, Inc., or Johnson & Johnson, for the research, development and commercialization of ADC product candidates leveraging our Dolasynthen platform. Additionally, in August 2022, we entered into an option, collaboration and license agreement with GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, pursuant to which we granted GSK an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056. Under these arrangements, we will depend on our collaborators to design and conduct their clinical trials. As a result, we will not be able to control or oversee the conduct of these programs by our collaborators and those programs may not be successful, which may negatively impact our business operations. In addition, if any of these collaborators withdraw support for these programs or proposed products or otherwise impair their development or experience negative results, our business and our product candidates could be negatively affected.

Our collaborators may terminate their agreements with us for cause under certain circumstances or at will in certain cases and discontinue use of our technologies. In addition, we cannot control the amount and timing of resources our collaborators may devote to products utilizing or incorporating our technology. Moreover, our relationships with our collaborators may divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may fail to perform their obligations under the collaboration agreements or may not perform their obligations in a timely manner. If conflicts arise between our collaborators and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. If any of our significant collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, or if GSK ultimately decides not to exercise its option for a license to co-develop and commercialize XMT-2056, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. Furthermore, if our collaborators do not prioritize and commit sufficient resources to programs associated with our product candidates or collaboration product candidates, we or our collaborators may be unable to commercialize these product candidates, which would limit our ability to generate revenue and become profitable.

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

We have entered into strategic collaborations with a limited number of companies. To date, a substantial portion of our revenue has resulted from payments made under certain agreements with our strategic collaborators, and we expect that a portion of our revenue will continue to come from strategic collaborations. The loss of any of our collaborators, or the failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and future strategic collaborations are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

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

If we fail to establish and maintain additional strategic collaborations related to our product candidates for which we have not yet entered into a strategic collaboration, we will bear all of the risk and costs related to the development of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop additional expertise for which we have not budgeted. If we are not successful in seeking additional financing, hiring additional employees or developing additional expertise, if necessary, our cash burn rate would increase or we would need to take steps to reduce our rate of product candidate development. This could negatively affect the development of any product candidate for which we do not currently have a collaborator.
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

The precise incidence and prevalence of B7-H4-expressing cancers and human epidermal growth factor receptor 2-, or HER2-, expressing cancers are uncertain. Our estimates of the number of people who have these diseases, as well as the subset of people who have the potential to benefit from treatment with our product candidates are based on estimates. The total addressable market opportunity for XMT-1660, XMT-2056 or any of our other current or future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate if our product candidates are approved for sale for these indications, acceptance by the medical community, and patient access, drug pricing and reimbursement. The number of patients who can be treated with XMT-1660, XMT-2056 or any of our other current or future product candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs or we may face increasing difficulties in identifying or gaining access to new patients, all of which would adversely affect our results of operations and our business.

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

We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, and these companies or their partners and collaborators may develop product candidates that compete in the same indications as our current and future product candidates. Multiple companies are also developing ADCs targeting the same biomarkers as we are targeting or that could compete with our Immunosynthen product candidates, albeit with differing immune stimulating approaches. We expect to compete based on our innovative technology and the efficacy, safety and tolerability profile of our ADCs compared to other product candidates, but if our ADCs are not demonstrably superior in these respects, we may not be able to compete effectively. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware.

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
Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. We rely upon a combination of patents, trade secret and confidential know-how protection and confidentiality agreements to protect the intellectual property related to our platforms and our product candidates, including XMT-1660, XMT-2056, XMT-2068 and XMT-2175. The patent position of biopharmaceutical companies is generally uncertain because it involves complex legal and factual considerations and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights is highly uncertain. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The patent prosecution process is expensive, complex and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents.

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
Issued patents covering XMT-1660, XMT-2056 and any other current or future ADC product candidates could be found not infringed by a competitive product, invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.

In some cases, it may be difficult to detect infringement of our intellectual property rights by third parties, and, even if detected, proving infringement may be difficult. If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering XMT-1660, XMT-2056 or any other current or future product candidates, the defendant could counterclaim its product does not infringe the asserted patent or that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of infringement, invalidity and unenforceability is unpredictable. With respect to infringement, the court may interpret the claims in a way that establishes a third-party product does not infringe those claims, or we may be otherwise unsuccessful in establishing that a third-party product embodies or practices each element of the claim and therefore infringes the claim. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Any such loss of patent protection or a finding that a third party’s competitive product does not infringe our patents could have a material adverse impact on our business, financial condition, results of operations and prospects.
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

In addition, our existing licenses and collaboration agreements, including our license with Merck KGaA for intellectual property covering the Immunosynthen platform; our potential license with GSK for intellectual property covering XMT-2056; our license with Johnson & Johnson for intellectual property covering the Dolasynthen platform and our license with Synaffix B.V., or Synaffix, for intellectual property covering components included in the Dolasynthen platform, impose, and any future licenses, collaborations or other agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution, challenge and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, including, in the case of our agreement with Merck KGaA, the license for the rights covering the Immunosynthen platform; in the case of our agreement with GSK, the potential license for the rights covering XMT-2056; in the case of our agreement with Johnson & Johnson, the license for the rights covering the Dolasynthen platform; and, in the case of our agreement with Synaffix, the license for the rights covering components in the Dolasynthen platform. Any of the foregoing could result in us being unable to develop, manufacture and sell products that are covered by the licensed intellectual property or enable a competitor to gain access to the licensed technology. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreements, including:

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

In addition to the protection afforded by patents, we rely on protection of our confidential know-how, including through trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our platform technology and discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, confidential know-how, including trade secrets, can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants and outside scientific advisors, contractors and collaborators. We cannot guarantee that we have entered into such agreement with each party that may have or have had access to our trade secrets or proprietary technology and processes. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. We may not have adequate remedies in the case of a breach of any such agreements, and our trade secrets and other proprietary information could be disclosed to our competitors or others may independently develop substantially equivalent or superior proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.

Enforcing a claim that a third party illegally obtained and is using any of our confidential know-how or trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, some courts outside and within the United States sometimes are less willing to protect trade secrets. Misappropriation or unauthorized disclosure of our confidential know-how and trade secrets could impair our competitive position and may have a material adverse effect on our business.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extensions, for example, in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Further, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to European Union rules. The United Kingdom and the European Union have, however, agreed to the Windsor Framework, which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council, and the proposals may, therefore, be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

We plan to conduct clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.
We plan to conduct one or more clinical trials with one or more trial sites that are located outside the United States. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:

•additional foreign regulatory requirements;

•foreign exchange fluctuations;

•compliance with foreign manufacturing, customs, shipment and storage requirements;

•cultural differences in medical practice and clinical research;

•diminished protection of intellectual property in some countries; and

•interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

Any regulatory approval to market our products will be limited by indication. If we fail to comply or are found to be in violation of FDA regulations restricting the promotion of our products for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

Any product for which we obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with any such product following approval.

Any product for which we obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market any product for an indication that is not approved, we may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with any product for which we may obtain marketing approval and its manufacturers or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including:

•restrictions on such product, manufacturers or manufacturing processes;

•restrictions on the labeling or marketing of the product;

•restrictions on product distribution or use;

•requirements to conduct post-marketing studies or clinical trials;

•warning letters or untitled letters;

•withdrawal of the product from the market;

•refusal to approve pending applications or supplements to approved applications that we submit;

•recall of the product;

•restrictions on coverage by third-party payors;

•fines, restitution or disgorgement of profits or revenues;

•suspension or withdrawal of marketing approvals;

•refusal to permit the import or export of the product;

•product seizure; or

•injunctions or the imposition of civil or criminal penalties.

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the Appeals Court decision. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision.

Similar restrictions apply to the approval of our products in the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union and are also subject to EU Member State laws. The failure to comply with these and other EU requirements can also lead to significant penalties and sanctions.

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

We may seek certain designations for our product candidates, including but not limited to Breakthrough Therapy, Fast Track and Priority Review designations in the United States, and PRIority Medicines, or PRIME, Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

The benefits of a PRIME designation include the appointment of a Committee for Medicinal Products for Human Use, or CHMP, rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities.

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will not be legally binding even when finalized, we will need to consider the FDA’s guidance closely if we seek accelerated approval for any of our products. Accordingly, even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

If we are required by the FDA, EMA or comparable regulatory authority to obtain clearance or approval of a companion diagnostic test in connection with approval of any of our product candidates or a group of therapeutic products, and we do not obtain or we face delays in obtaining clearance or approval of a diagnostic test, we may not be able to commercialize the product candidate and our ability to generate revenue may be materially impaired.

If we are required by the FDA, EMA or a comparable regulatory authority to obtain clearance or approval of a companion diagnostic test in connection with approval of any of our product candidates, such companion diagnostic test would be used during our more advanced phase clinical trials as well as in connection with the commercialization of our product candidates. To be successful in developing and commercializing product candidates in combination with these companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to ensuring the safe and effective use of a novel therapeutic product or new indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared. In certain circumstances (for example, when a therapeutic product is intended to treat a serious or life-threatening condition for which no satisfactory available therapy exists or when the labelling of an approved product needs to be revised to address a serious safety issue), however, the FDA may approve a therapeutic product without the prior or contemporaneous marketing authorization of a companion diagnostic. In this case, approval of a companion diagnostic may be a post-marketing requirement or commitment.

Co-development of companion diagnostics and therapeutic products is critical to the advancement of precision medicine. Whether initiated at the outset of development or at a later point, co-development should generally be conducted in a way that will facilitate obtaining contemporaneous marketing authorizations for the therapeutic product and the associated companion diagnostic. If a companion diagnostic is required to identify patients who are most likely to benefit from receiving the product, to be at increased risk for serious adverse events as a result of treatment with a particular therapeutic product, or to monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness, then the FDA has required marketing approval of all companion diagnostic tests essential for the safe and effective use of a therapeutic product for cancer therapies. Various foreign regulatory authorities also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any future diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization in those countries.

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genomic alteration or mutation alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires clearance or approval of a companion diagnostic for any of our product candidates, whether before, concurrently with approval, or post-approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining clearance or approval for these companion diagnostics. The process of obtaining or creating such diagnostic is time consuming and costly. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

Any delay or failure by us or third-party collaborators to develop or obtain regulatory clearance or approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA, EMA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and could result in delays in regulatory clearance or approval or a change in the determination for whether or not a companion diagnostic is still required for our product candidates. We may be required to conduct additional studies to support a broader claim or more narrowed claim for a subset population. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include any of our future approved product candidates covered indications, we may no longer need to continue our companion diagnostic development plans or we may need to alter those companion diagnostic development strategies, which could adversely impact our ability to generate revenue from the sale of our companion diagnostic test.

Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining clearance or approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory clearance or approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance.

If we are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the co-development or commercialization of our companion diagnostic and therapeutic product candidates.

If approved, our product candidates that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The BPCIA was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic.

Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive licensure of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application.

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our product candidates would have a material adverse impact on our business due to increased competition and pricing pressure.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or the PPACA, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.

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

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or the Tax Act, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In the European Union, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU Member States in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the European Union level for joint clinical assessments in these areas. It will permit EU Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act, or IRA.

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

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, if approved, any of which could adversely affect our business, results of operations and financial condition.

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

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

Following the withdrawal of the United Kingdom from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. The Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is effective in the United Kingdom. Transfers of personal data from the EEA to the United Kingdom are currently lawful under the GDPR because of a June 2021 adequacy decision from the European Commission. However, this decision may be challenged in court. The United Kingdom has determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to comply with state and federal securities laws, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018, the Trump administration announced further tariffs targeting goods imported from China. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Most recently, in February 2024, U.S. lawmakers have called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

Recruiting and retaining qualified scientific, clinical, sales and marketing personnel will also be critical to our success. We conduct our operations at our facility in Cambridge, Massachusetts, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Further, in July 2023, following our announcement that our UPLIFT clinical trial had not yet met its primary endpoint, we announced a reduction-in-force of approximately 50% of our then-current employee base, or the Restructuring, which Restructuring was substantially completed as of December 31, 2023. The Restructuring may make future retention and recruiting of qualified personnel more difficult. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed or have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Our business and operations would suffer in the event of system failures, security breaches or cyberattacks.

Our computer systems, as well as those of various third parties with whom we collaborate or on which we rely, or may rely in the future, including our CROs and other contractors, consultants, and law and accounting firms, are vulnerable to service interruptions or security breaches, including from cyberattacks, computer viruses, ransomware, malware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, nation-state actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may shorten the duration of the negative impacts of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. However, if any failure, accident or security breach were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations.

Most of our employees work in a hybrid fashion, and we also have employees who work remotely. Such arrangements have increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

We have experienced attempted but unsuccessful phishing attacks in the past, which have not had a material impact on our operations; however, we may in the future experience material system failures or security breaches that could cause interruptions in our operations or result in a material disruption of our development programs. We could lose access to our trade secrets or other proprietary information or experience other disruptions, which could require a substantial expenditure of resources to remedy. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Increasing use of social media and artificial intelligence-based platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal data of our employees, clinical trial participants and others. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image and goodwill. Additionally, artificial intelligence, or AI, -based solutions, including generative AI, are increasingly being used in the biotechnology and biopharmaceutical industries, including by us. The use of AI solutions by our employees or third parties on which we rely may continue to increase and may lead to the public disclosure of confidential information (including personal data and proprietary information) in contravention of our internal policies, data protection laws, other applicable law or contractual requirements. The misuse of AI solutions may give rise to liability, lead to the loss of trade secrets or other intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators or other third parties. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.

We may encounter difficulties in managing our future growth and expanding our operations successfully.

Although we implemented the Restructuring in 2023 following our discontinuance of development of UpRi, as we seek to advance our current product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations have expanded in the past, we have needed to, and if our operations expand again in the future, we expect that we will continue to need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. Due to our limited financial resources and the logistical and operational changes involved in managing such anticipated growth, we may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or disrupt our operations.

If product liability lawsuits or other claims are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our ADC product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued or have other claims brought against us if any product we develop causes, or is perceived to cause, injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state or foreign consumer protection acts or similar schemes. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
Our stock price has been and may continue to be volatile. During the period from February 23, 2021 to February 23, 2024, the closing price of our common stock ranged from a high of $19.78 per share to a low of $1.06 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:

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
•changes in market conditions for biopharmaceutical stocks; and
•changes in general market and economic conditions, such as geopolitical conflicts, including the ongoing conflict between Russia and Ukraine and the ongoing war between Israel and Hamas, sustained high interest rates and inflation.
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

For the years ended December 31, 2023, 2022 and 2021, we recorded no income tax benefit for the net operating losses, or NOLs, incurred in each year, due to the uncertainty of realizing a benefit from those items. We have incurred NOLs since our inception. As of December 31, 2023 , we have federal NOLs of approximately $479.0 million and state NOLs of approximately $414.8 million. Of the $479.0 million of federal NOLs, $34.1 million expire at various dates through 2037. The remaining $444.8 million of federal NOLs do not expire. The state NOLs will expire at various dates through 2043. As of December 31, 2022, we had federal and state research and development tax credit carryforwards of approximately $23.2 million and $6.8 million, respectively, which expire at various dates through 2043. Under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Section 382 of the Internal Revenue Code, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have determined that ownership changes have occurred since our inception and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs and research and development tax credit carryforwards. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs and research and development tax credit carryforwards. Furthermore, our ability to utilize our NOLs and research and development tax credit carryforwards is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for at least the next several years; thus, we do not know when we will generate the U.S. federal taxable income necessary to utilize our NOLs. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. The Tax Act, as amended by the CARES Act, significantly revised the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for NOLs to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017, though any such NOLs may be carried forward indefinitely. In addition, beginning in 2022, the Tax Act eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years or 15 years in the case of expenditures attributable to foreign research.

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

Failure to maintain effective internal control over financial reporting and disclosure controls and procedures could harm our business and negatively impact investor confidence in our company and the value of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements, or may identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis, and our management is required to assess the effectiveness of these controls annually. However, for as long as we are smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

There can be no assurance that our efforts to maintain or improve our control processes will ultimately be successful or avoid potential future material weaknesses. We implemented the Restructuring in 2023, which resulted, in some instances, to different employees performing internal control activities than those who have previously performed those activities. A changing operating environment increases the risk that our system of internal controls is not designed effectively or that internal control activities will not occur as designed. The Restructuring and any further departures of accounting or finance function employees or consultants, or of individuals in other business areas responsible for overseeing key internal controls, may increase the likelihood of future internal controls deficiencies. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBERSECURITY.
Cybersecurity Risk Management and Strategy

We have designed and maintain a cybersecurity risk management program that is integrated into our overall enterprise risk management program and with other related functions, such as information technology, or IT, system architecture and vendor management; that leverages best practices and standards and that is designed to assess, identify and manage risks from cybersecurity and other information security threats. As part of this program, we periodically evaluate risks from cybersecurity threats as part of our broader risk management activities and as a component of our internal control system. In the course of our evaluation, we consider risks that may be associated both with our internally managed information technology, or IT, systems and key business functions and with sensitive data operated or managed by third-party service providers, vendors and collaborators with whom we engage.

We use the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF, as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. We have designed and assessed our program based on the NIST CSF. This does not imply that we meet any particular technical standards, specifications or requirements.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk mitigation strategy, we also maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other relate breaches.

Key aspects of our cybersecurity risk management program include:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, and information;

•dedicated personnel principally responsible for managing our cybersecurity risk assessment processes, our security controls and our response to cybersecurity incidents;

•the conduct of regular exercises and tests of our own systems to help discover potential vulnerabilities;

•the use of external service providers, where appropriate, overseen by our IT team, to assist with assessing our systems, monitoring cybersecurity threats, including the proactive identification of vulnerabilities in our systems with threat intelligence, and our defenses against cyberattacks and providing timely cybersecurity threat alerts;

•new-hire, annual and ad hoc cybersecurity awareness training for our employees, incident response personnel and senior management;

•a cybersecurity incident response plan, or the Response Plan, that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process, overseen by our IT team, for key service providers, vendors and collaborators, including a due diligence process that involves the completion of security questionnaires and risk assessments, as appropriate, on third parties who maintain material data or information to help us evaluate and verify third party information security capabilities.

Our Response Plan sets forth our response protocol for cybersecurity threats and cybersecurity events and incidents and is maintained by our cybersecurity incident response team, or CSIRT, which reviews the Response Plan on at least an annual basis. The CSIRT is comprised of IT department leaders, including our Vice President, Information and Technology, who reports to our Senior Vice President, Chief Operating Officer and Chief Financial Officer, as well as members of our executive team and other senior management. Our Response Plan is designed to provide a framework for how we identify, evaluate, escalate, respond and recover in the event of a data security breach and designates personnel who are responsible for these functions. Our IT team, utilizing the support of external vendors and software products, evaluates security alerts received from various sources, and any alert or threat that the CSIRT identifies as a cybersecurity incident is promptly evaluated and escalated in accordance with the Response Plan for further assessment. Upon confirmation that a cybersecurity incident has occurred, our

CSIRT will establish an incident response team, which may include representatives from our internal departments, as well as internal or external legal counsel or other external cybersecurity consultants or service providers. The CSIRT aims to develop a coordinated response strategy, including with respect to risk containment, notification processes, system restoration, incident documentation and assessment, data preservation and forensic analysis.

Our Response Plan is designed to ensure that cybersecurity incidents that have had or are reasonably likely to have a material effect on our business strategy, financial condition, and results of operations are promptly escalated to relevant executive officers, including our Senior Vice President, Chief Legal Officer, for further assessment of potential materiality and, if appropriate, notification to other members of our senior management team, the chairperson of the audit committee of our board of directors, or the Audit Committee, and the full board of directors, as needed, and preparation and dissemination of public disclosure.

Cybersecurity threats have not materially affected our business strategy, results of operations or financial condition to date, but we, our collaborators and our third-party vendors and service providers may in the future be the target of cybersecurity threats, any of which could have a material adverse effect on our business. For a description of the cybersecurity risks we face and potential related impacts on us, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance and Oversight

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s ongoing activities related to our cybersecurity risk management program.

Our Audit Committee receives and provides feedback regarding periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding significant cybersecurity threats or incidents.

Our Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives briefings from our executive team, informed by our Vice President, Information & Technology, on our cybersecurity risk management program, on a periodic basis.

Our executive team, including our Senior Vice President, Chief Operating Officer and Chief Financial Officer and our Senior Vice President, Chief Legal Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The executive team has primary responsibility for our overall cybersecurity risk management program. Our Senior Vice President, Chief Operating Officer and Chief Financial Officer supervises our Vice President, Information and Technology, who leads the operational oversight of our company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare our company and our internal cybersecurity personnel and retained external cybersecurity advisors to address cybersecurity risks. Our Vice President, Information & Technology has over 25 years of experience managing IT and cybersecurity programs, including two decades of experience implementing endpoint security, network security, incident response plans and end user training programs. Our internal cybersecurity personnel collectively have experience in cybersecurity, information security, data protection, privacy, regulatory compliance and risk management within complex and international business verticals, such as pharmaceuticals/biotechnology, technology, telecommunications and financial services, and hold several related third-party certifications related to information systems management and security.

Our executive team is informed about and monitors the prevention, detection, evaluation, mitigation, and remediation of key cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external advisors engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

In an effort to deter and detect cyber threats, we annually provide all employees, including part-time and temporary, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

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
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors. We are not currently party to any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Information Regarding the Trading of Our Common Stock
Our common stock trades under the symbol “MRSN” on the Nasdaq Global Select Market. As of February 23, 2024, there were 14 holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2018 through December 31, 2023, which was the last trading day of the year. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2018, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Mersana Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$700
$600
$500
$400
$300
$200
$100
$0
12/18
12/19
12/20
12/21
12/22
12/23
Mersana Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliates Purchasers
Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2023.
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
For our discussion and analysis of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023.
Overview
We are a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged decades of industry learnings to develop two proprietary and differentiated ADC platforms: Dolasynthen and Immunosynthen. Dolasynthen is our cytotoxic ADC platform that is designed to generate site-specific, homogeneous ADCs. Dolasynthen allows for drug-to-antibody ratios, or DARs, to be optimized for specific targets and utilizes a proprietary auristatin payload that has been shown clinically to avoid dose-limiting severe neutropenia, peripheral neuropathy and ocular toxicity. Immunosynthen is our proprietary STING (stimulator of interferon genes)-agonist platform that is designed to generate systemically administered ADCs that locally activate STING signaling in both antigen-expressing tumor cells and in tumor-resident immune cells to unlock the anti-tumor potential of innate immune stimulation. We are utilizing these platforms to generate ADC product candidates for our company and collaborators that we believe have the potential to improve upon today’s standards of care.

Our two clinical-stage product candidates are XMT-1660 and XMT-2056. XMT-1660 is a B7-H4-targeting Dolasynthen ADC designed with a precise, target-optimized DAR of 6 that we are investigating in a Phase 1 clinical trial that is currently enrolling patients with various tumors, including breast, endometrial and ovarian cancers. XMT-2056 is a systemically-administered Immunosynthen ADC targeting a novel human epidermal growth factor receptor 2, or HER2, epitope with a DAR of 8 that we are investigating in a Phase 1 clinical trial for patients with HER2-expressing advanced or recurrent solid tumors, including breast, gastric, colorectal and non-small cell lung cancers.

We also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, that leverage our Immunosynthen platform.

In July 2023, we announced that our UPLIFT registrational trial of XMT-1536, otherwise known as upifitimab rilsodotin, or UpRi, had failed to meet its primary endpoint, that we had decided to discontinue the development of UpRi and that we would wind-down our UpRi-related development activities, including several clinical trials of UpRi, and our regulatory and commercial readiness efforts. At the same time, we announced that our board of directors had approved certain expense reduction measures, including a reduction of approximately 50% of our then-current employee base, or the Restructuring. Our wind-down of UpRi-related activities and the Restructuring were substantially complete as of December 31, 2023. Additionally, in May 2022, we made the decision to discontinue the development of XMT-1592, a Dolasynthen ADC that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer, or NSCLC, and to close this company-sponsored trial, which was completed in September 2022.

We have entered into a global collaboration providing GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, an exclusive option to co-develop and commercialize XMT-2056. In addition, we have established strategic research and development collaborations with Janssen Biotech, Inc., or Johnson & Johnson, and Ares Trading, S.A., a wholly-owned subsidiary Merck KGaA, Darmstadt, Germany, or each of these entities, as applicable, Merck KGaA, for the development and commercialization of additional ADC product candidates leveraging our proprietary platforms against a limited number of targets selected by our collaborators. We believe the potential of our ADC product candidates and platforms, supported by our scientific and technical expertise and enabled by our intellectual property strategy, all support our independent and collaborative efforts to discover and develop life-changing ADCs for patients fighting cancer.

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
Since inception, we have incurred significant cumulative operating losses. Our net losses were $171.7 million, $204.2 million and $170.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $826.4 million. We expect to continue to incur significant expenses and operating losses over the next several years as we:
•continue clinical development and manufacturing activities for XMT-1660 and XMT-2056;
•continue activities to discover, validate and develop additional product candidates, including XMT-2068 and XMT-2175;
•conduct research and development activities under our collaborations with Johnson & Johnson, Merck KGaA and GSK;
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
In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany. The 2022 Merck KGaA Agreement provides for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Merck KGaA's cost. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the year ended December 31, 2023, we recognized $10.7 million related to the 2022 Merck KGaA Agreement. We did not recognize revenue related to the 2022 Merck KGaA Agreement during the year ended December 31, 2022.
In August 2022, we entered into a collaboration, option and license agreement, or the GSK Agreement, with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During the years ended December 31, 2023 and 2022, we recognized $3.4 million and $2.0 million, respectively, of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into a research collaboration and license agreement, or the Johnson & Johnson Agreement, with Janssen Biotech, Inc., or Johnson & Johnson, for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. We refer to such agreement, as amended on July 14, 2023 and September 25, 2023, as the Johnson & Johnson Agreement. Johnson & Johnson is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Johnson & Johnson's cost. Johnson & Johnson has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the years ended December 31, 2023 and 2022, we recognized $16.6 million and $24.2 million, respectively, of collaboration revenue related to performance under the Johnson & Johnson Agreement, including achievement of development milestones.
In June 2014, we entered into a collaboration and commercial license agreement, or the 2014 Merck KGaA Agreement, with Merck KGaA, Darmstadt, Germany, for the development and commercialization of ADC product candidates utilizing our Dolaflexin platform for up to six target antigens. In May 2018, we entered into a supply agreement, or the 2018 Merck KGaA Supply Agreement, with Merck KGaA, Darmstadt, Germany, for the supply of materials that could be used for investigational new drug, or IND, -enabling studies and clinical trials. On December 15, 2023, we and Merck KGaA mutually agreed to terminate both the 2014 Merck KGaA Agreement and the 2018 Merck Supply Agreement. During the years ended December 31, 2023 and 2022, we recognized $3.7 million and a de minimis amount, respectively, of revenue related to the 2014 Merck KGaA Agreement and 2018 Merck KGaA Supply Agreement.
During the years ended December 31, 2023 and 2022, we recognized $2.5 million and $0.3 million, respectively, of revenue related to achievement of a development milestone and services provided, respectively, related to our collaboration agreement with Asana Biosciences, LLC, or Asana Biosciences.

For the foreseeable future, we expect substantially all of our revenue to be generated from our ongoing collaboration agreements with GSK, Johnson & Johnson and Merck KGaA. Given the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments or any royalty payments under these collaborations.

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
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. In light of our decision to discontinue further clinical development of XMT-1592, a Dolasynthen ADC that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer, in the second quarter of 2022, all costs associated with our Dolasynthen platform were prospectively re-allocated to XMT-1660, which is now our lead Dolasynthen-based product candidate, following such decision. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our product candidates XMT-2068 and XMT-2175 and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(in thousands)	2023	2022	2021
UpRi external costs	$48,902	$66,119	$45,511
XMT-1660 external costs	14,098	15,032	—
XMT-2056 external costs	5,812	4,981	—
XMT-1592 external costs	434	3,802	9,126
Preclinical and discovery costs	4,441	14,991	28,464
Internal research and development costs	74,582	68,460	48,912
Total research and development costs	$148,269	$173,385	$132,013
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

For example, on July 27, 2023 we announced our decision to discontinue the clinical development of UpRi. Consequently, we have allocated resources previously dedicated to this program into our next-generation ADCs and platforms, Dolasynthen and Immunosynthen. We expect to incur significant research and development expenses over the next several years as we continue our clinical development and manufacturing of XMT-1660 and XMT-2056, advance our preclinical pipeline and invest in improvements in our ADC technologies.
General and administrative expenses
General and administrative expenses consist primarily of salaries and other employee-related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, legal operations, information technology and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and other consulting services.
We expect to incur significant general and administrative expenses over the next several years to support continued research and development activities, including increased costs related to fees to outside consultants and patent costs, among other expenses.

Restructuring expenses
Restructuring expenses consists primarily of severance and benefit payments, notice pay, outplacement services and contract termination costs. During the year ended December 31, 2023, we recognized $8.7 million of such expenses. The Restructuring was substantially completed as of December 31, 2023.
Other income (expense)
Other income (expense) consists primarily of interest expense related to borrowings under our credit facility and associated amortization of the deferred financing costs and the accretion of debt discount. Interest income includes interest earned on cash equivalents and marketable securities.
Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the changes in those items:

	Year Ended December 31,		Dollar Change
(in thousands)	2023	2022
Collaboration revenue	$36,855	$26,581	$10,274
Operating expenses:
Research and development	148,269	173,385	(25,116)
General and administrative	59,543	56,963	2,580
Restructuring expenses	8,713	—	8,713
Total operating expenses	216,525	230,348	(13,823)
Other income (expense):
Interest income	12,073	2,883	9,190
Interest expense	(4,073)	(3,328)	(745)
Total other income (expense), net	8,000	(445)	8,445
Net loss	$(171,670)	$(204,212)	$32,542
Collaboration Revenue
Collaboration revenue increased by $10.3 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase of $14.3 million in collaboration revenue recognized under the 2022 Merck KGaA Agreement and the 2014 Merck KGaA Agreement and $3.2 million related to early development milestones achieved under the Johnson & Johnson Agreement, partially offset by a decrease of $10.8 million in collaboration revenue recognized under the Johnson & Johnson Agreement.
Research and Development Expense
Research and development expense decreased by $25.1 million from $173.4 million for the year ended December 31, 2022 to $148.3 million for the year ended December 31, 2023.
The decrease in research and development expense was primarily due to the following:
•a decrease of $17.3 million related to manufacturing and clinical development activities for UpRi as a result of the Restructuring;
•a decrease of $5.5 million primarily related to manufacturing activities for XMT-1660 and the Dolasynthen platform;
•    a decrease of $3.2 million related to manufacturing and clinical development activities for XMT-2056; and
•    a decrease of $2.0 million related to non-refundable license payments under our third-party licensing agreements.

These decreased expenses were partially offset by an increase of $2.8 million related to clinical development activities for XMT-1660.
General and Administrative Expense
General and administrative expense increased by $2.6 million from $57.0 million for the year ended December 31, 2022 to $59.5 million for the year ended December 31, 2023. The increase in general and administrative expense was primarily due to an increase of $2.9 million related to employee compensation (excluding stock-based compensation) as a result of an increase in headcount prior to the Restructuring, partially offset by a decrease of $0.3 million related to consulting and professional services.
Total Other Income (Expense), Net
Total other income (expense), net increased by $8.4 million from $(0.4) million during the year ended December 31, 2022 to $8.0 million during the year ended December 31, 2023. The increase to the net balance was primarily due to an increase in interest income earned on cash equivalents and marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic collaborations, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs.
In May 2020, we established an ATM equity offering program, or the 2020 ATM, pursuant to which we were able to offer and sell to the public through Cowen and Company, LLC, or Cowen, as sales agent, up to $100.0 million of our common stock from time to time at prevailing market prices. During the year ended December 31, 2021, we sold approximately 4.0 million shares of common stock under the 2020 ATM, resulting in gross proceeds and net proceeds of $44.1 million and $43.1 million, respectively. During the year ended December 31, 2022, we sold approximately 11.7 million shares of common stock under the 2020 ATM, resulting in gross proceeds and net proceeds of $55.9 million and $54.8 million, respectively. As of December 31, 2022, there were no amounts remaining unsold and available for sale under the 2020 ATM.
In February 2022, we entered into a new sales agreement, or the February 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. During the year ended December 31, 2022, we sold approximately 18.8 million shares of common stock under the February 2022 ATM, resulting in gross proceeds and net proceeds of $98.4 million and $96.4 million, respectively. During the year ended December 31, 2023, we sold approximately 0.3 million shares of common stock under the February 2022 ATM, resulting in gross and net proceeds of $1.6 million. As of December 31, 2023, there were no amounts remaining unsold and available for sale under the February 2022 ATM.
In November 2022, we entered into an additional sales agreement, or the November 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $150.0 million of our common stock from time to time at prevailing market prices. During the year ended December 31, 2023, we sold approximately 14.2 million shares of common stock under the November 2022 ATM, resulting in gross proceeds and net proceeds of $94.1 million and $92.2 million, respectively. Approximately $55.9 million remained unsold and available for sale under the November 2022 ATM as of December 31, 2023.

On May 8, 2019, we entered into a loan and security agreement, or the Prior Credit Facility, with Silicon Valley Bank, or former SVB, which was subsequently amended on June 29, 2019, August 28, 2020 and August 27, 2021. On October 29, 2021, we entered into a loan and security agreement, or the New Credit Facility, with Oxford Finance LLC as the collateral agent and a lender, former SVB as a lender, and the other lenders from time to time a party thereto, or together the Lenders. In March 2023, Silicon Valley Bridge Bank, N.A., or SVBB, as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or SVB, which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a lender. As of December 31, 2023, we have borrowed $25.0 million under the New Credit Facility, as amended on February 17, 2022, October 17, 2022, December 27, 2022 and March 23, 2023, and no additional borrowing amounts are available to us under the New Credit Facility, as amended to date. We are obligated to make interest-only payments through November 1, 2024, followed by equal monthly principal payments and applicable interest through the maturity date of October 1, 2026. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation. Upon entering into the New Credit Facility, we terminated all commitments by former SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by us to former SVB under the Prior Credit Facility.
As of December 31, 2023, we had cash and cash equivalents and marketable securities of $209.1 million. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our ongoing collaboration agreements with GSK, Johnson & Johnson and Merck KGaA. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash used in operating activities	$(168,882)	$(49,363)	$(139,988)
Net cash provided by (used in) investing activities	119,883	(152,716)	(648)
Net cash provided by financing activities	94,675	153,017	63,646
Increase (decrease) in cash, cash equivalents and restricted cash	$45,676	$(49,062)	$(76,990)
Net Cash Used in Operating Activities
Net cash used in operating activities was $168.9 million for the year ended December 31, 2023 and primarily consisted of a net loss of $171.7 million adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $21.1 million and net amortization of premiums and discounts on marketable securities of $4.6 million. Net cash used in operating activities was $49.4 million for the year ended December 31, 2022 and primarily consisted of a net loss of $204.2 million adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $21.5 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $119.9 million during the year ended December 31, 2023 as compared to net cash used in investing activities of $152.7 million during the year ended December 31, 2022. During the year ended December 31, 2023, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in investing activities for the year ended December 31, 2022 consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $94.7 million during the year ended December 31, 2023 as compared to $153.0 million during the year ended December 31, 2022. During the year ended December 31, 2023 net cash provided by financing activities consisted primarily of proceeds from sales of shares of common stock under our February 2022 ATM and November 2022 ATM of $93.5 million. During the year ended December 31, 2022 net cash provided by financing activities consisted primarily of proceeds from the use of our 2020 ATM and February 2022 ATM of $150.9 million.
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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $209.1 million. We believe our currently available funds will be sufficient to fund our current operating plan commitments into 2026. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of strategic collaborations, licensing arrangements, equity offerings and debt financings. We have the potential to earn cash milestone payments in connection with our ongoing agreements with GSK, Johnson & Johnson and Merck KGaA, if research and development activities are successful under our collaborations with those parties. If we raise funds through additional strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Contractual Obligations
Our material cash requirements from known contractual obligations as of December 31, 2023 primarily consist of operating and finance lease liabilities and principal and interest payments under our New Credit Facility. Our total future minimum lease payments for our finance and operating leases are included in Note 12, Leases, in the Notes to Consolidated Financial Statements. The total future undiscounted minimum lease payments, including operating and finance leases, were $9.7 million as of December 31, 2023. Our total future minimum principal payments under our New Credit Facility are included in Note 8, Debt, in the Notes to Consolidated Financial Statements. The total future minimum principal payments under our New Credit Facility were $25.0 million as of December 31, 2023.
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

Recent accounting pronouncements
See Note 2, Summary of significant accounting policies, in the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements applicable to our business.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $209.1 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities are invested in U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.

The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of December 31, 2023, there was $25.0 million outstanding under the New Credit Facility, and a potential change in the associated interest rates would be immaterial to the results of our operations.
Foreign Currency Exchange Rate Risks
As of December 31, 2023, we were not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Mersana Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mersana Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mersana Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

Accrued & Prepaid Clinical Expenses

Description of the Matter
As summarized in Note 7 to the consolidated financial statements, the Company’s accrual for clinical expenses totaled $5.1 million as of December 31, 2023. In addition, the Company’s Prepaid Expenses and Other Current Assets totaled $5.0 million, which included amounts that were paid in advance of services pursuant to clinical trials as of December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company is required to estimate clinical costs incurred and related accruals or remaining prepaid expenses based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

Auditing the Company’s accrued and prepaid clinical expenses was complex and judgmental, as the amounts are based on various estimates from third-party vendors, as well as other inputs estimated by members of management, such as, actual costs incurred but not yet billed, estimated project timelines, and the costs associated with these services. Furthermore, due to the duration of the Company’s research and development activities and the timing of invoicing received from third parties, the actual amounts incurred are not typically known by the date the financial statements are issued.

How We Addressed the Matter in Our Audit
To test the accrued and prepaid clinical expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used to estimate the amounts recorded. We corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects. We also inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. Additionally, we independently confirmed and/or reviewed information received by the Company directly from certain sites and other third parties, which included third parties’ estimates of costs incurred to date. We also performed analytical procedures over fluctuations in accrued and prepaid clinical expenses by vendor, study, or other significant work order and inspected subsequent invoices received from third parties to assess the impact to the accrued and prepaid balances.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
February 28, 2024

Mersana Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$174,561	$128,885
Short-term marketable securities	34,523	151,827
Accounts receivable	—	30,000
Prepaid expenses and other current assets	4,973	8,507
Total current assets	214,057	319,219
Property and equipment, net	3,831	3,985
Operating lease right-of-use assets	7,694	10,475
Other assets, noncurrent	478	661
Total assets	$226,060	$334,340
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,319	$13,951
Accrued expenses	21,898	43,184
Deferred revenue	28,147	30,610
Operating lease liabilities	3,252	2,798
Short-term debt	2,083	—
Other current liabilities	938	990
Total current liabilities	63,637	91,533
Operating lease liabilities, noncurrent	5,149	8,575
Long-term debt, net	23,148	24,929
Deferred revenue, noncurrent	97,167	117,043
Other liabilities, noncurrent	55	203
Total liabilities	189,156	242,283
Commitments (Note 15)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 120,711,745 and 105,144,864 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	12	11
Additional paid-in capital	863,242	746,889
Accumulated other comprehensive income (loss)	11	(152)
Accumulated deficit	(826,361)	(654,691)
Total stockholders’ equity	36,904	92,057
Total liabilities and stockholders’ equity	$226,060	$334,340
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Collaboration revenue	$36,855	$26,581	$43
Operating expenses:
Research and development	148,269	173,385	132,013
General and administrative	59,543	56,963	36,888
Restructuring expenses	8,713	—	—
Total operating expenses	216,525	230,348	168,901
Other income (expense):
Interest income	12,073	2,883	65
Interest expense	(4,073)	(3,328)	(1,267)
Total other income (expense), net	8,000	(445)	(1,202)
Net loss	$(171,670)	$(204,212)	$(170,060)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	163	(152)	—
Comprehensive loss	$(171,507)	$(204,364)	$(170,060)
Net loss attributable to common stockholders — basic and diluted	$(171,670)	$(204,212)	$(170,060)
Net loss per share attributable to common stockholders — basic and diluted	$(1.48)	$(2.18)	$(2.41)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	116,112,891	93,654,243	70,580,949
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	68,841,288	$7	$508,499	$—	$(280,419)	$228,087
Issuance of common stock from at-the-market transactions, net of issuance costs of $988	3,961,074	—	43,087	—	—	43,087
Exercise of stock options	421,381	—	1,837	—	—	1,837
Vesting of restricted stock units, net of employee tax obligation	407,060	—	(259)	—	—	(259)
Purchase of common stock under ESPP	78,253	—	640	—	—	640
Stock-based compensation expense	—	—	18,409	—	—	18,409
Net loss	—	—	—	—	(170,060)	(170,060)
Balance at December 31, 2021	73,709,056	$7	$572,213	$—	$(450,479)	$121,741
Issuance of common stock from at-the-market transactions, net of issuance costs of $3,476	30,497,875	4	150,758	—	—	150,762
Exercise of stock options	414,914	—	1,331	—	—	1,331
Exercise of common stock warrant	16,654	—	—	—	—	—
Vesting of restricted stock units	235,591	—	—	—	—	—
Purchase of common stock under ESPP	270,774	—	1,065	—	—	1,065
Stock-based compensation expense	—	—	21,522	—	—	21,522
Other comprehensive loss	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	(204,212)	(204,212)
Balance at December 31, 2022	105,144,864	$11	$746,889	$(152)	$(654,691)	$92,057
Issuance of common stock from at-the-market transactions, net of issuance costs of $2,082	14,464,531	1	93,669	—	—	93,670
Exercise of stock options	102,596	—	427	—	—	427
Vesting of restricted stock units and other stock awards	618,246	—	—	—	—	—
Purchase of common stock under ESPP	381,508	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	21,136	—	—	21,136
Other comprehensive income	—	—	—	163	—	163
Net loss	—	—	—	—	(171,670)	(171,670)
Balance at December 31, 2023	120,711,745	$12	$863,242	$11	$(826,361)	$36,904
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(171,670)	$(204,212)	$(170,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,517	927	855
Net amortization of premiums and discounts on marketable securities	(4,569)	(1,462)	—
Stock-based compensation	21,136	21,522	18,409
Non-cash operating lease expense	2,780	2,777	1,829
Other non-cash items	687	763	723
Changes in operating assets and liabilities:
Accounts receivable	30,000	(30,000)	—
Prepaid expenses and other current assets	3,534	3,863	(2,734)
Other assets	—	—	(718)
Accounts payable	(6,080)	947	483
Accrued expenses	(20,935)	13,594	12,570
Operating lease liabilities	(3,143)	(2,539)	(1,827)
Deferred revenue	(22,139)	143,709	(43)
Other liabilities	—	748	525
Net cash used in operating activities	(168,882)	(49,363)	(139,988)

Cash flows from investing activities
Maturities of marketable securities	277,970	97,000	—
Purchase of marketable securities	(155,919)	(247,519)	—
Purchase of property and equipment	(2,168)	(2,197)	(648)
Net cash provided by (used in) investing activities	119,883	(152,716)	(648)

Cash flows from financing activities
Net proceeds from at-the-market facilities	93,539	150,893	43,087
Proceeds from exercise of stock options	427	1,331	1,837
Proceeds from purchases of common stock under ESPP	1,121	1,065	640
Payment of employee tax obligations related to vesting of restricted stock units	—	—	(259)
Proceeds from issuance of debt, net of issuance costs	(150)	—	24,042
Repayment of debt	—	—	(5,486)
Payments under finance lease obligations	(262)	(272)	(215)
Net cash provided by financing activities	94,675	153,017	63,646

Increase (decrease) in cash, cash equivalents and restricted cash	45,676	(49,062)	(76,990)
Cash, cash equivalents and restricted cash, beginning of period	129,363	178,425	255,415
Cash, cash equivalents and restricted cash, end of period	$175,039	$129,363	$178,425

Supplemental disclosures of non-cash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$132	$753	$—
Debt financing costs in accrued expenses	$—	$150	$—
Common stock issuance costs in accounts payable and accrued expenses	$—	$131	$—
Cash paid for interest	$3,380	$2,463	$429
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$298	$3,783
Right-of-use assets obtained in exchange for financing lease liabilities	$—	$—	$609
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements

1. Nature of business and basis of presentation
Mersana Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates ("ADCs") that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company’s next-generation ADC platforms include Dolasynthen, which delivers a proprietary auristatin payload, and Immunosynthen, which delivers a proprietary stimulator of interferon genes ("STING") agonist payload.
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
In July 2023, the Company announced top-line data from its Phase 2 UPLIFT clinical trial of upifitamab rilsodotin ("UpRi"), which did not meet its primary endpoint. In connection with this announcement, on July 27, 2023, the Company further announced that its primary focus moving forward would be on advancing product candidates and collaborations utilizing its next-generation ADC platforms, Dolasynthen and Immunosynthen. As a result, the Company wound down its UpRi-related development activities and its regulatory and commercial readiness efforts and terminated its UPGRADE-A and Phase 3 UP-NEXT clinical trials of UpRi, on which the FDA had placed a partial clinical hold in June 2023.
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
The Company has incurred cumulative net losses since inception. The Company’s net loss was $171.7 million, $204.2 million and $170.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company expects to continue to incur operating losses for at least the next several years. As of December 31, 2023, the Company had an accumulated deficit of $826.4 million. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.
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
•costs associated with developing a NaPi2b diagnostic biomarker;
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
The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration and at each reporting period, the Company evaluates the amount of potential payment and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method better predicts the amount of consideration to which the Company will be entitled. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of its arrangements because: (a) the promised consideration approximates the cash selling price of the promised goods and services; and (b) timing of payment approximates the transfer of goods and services and performance is over a relatively short period of time within the context of the entire term of the contract.
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Accounting for Stock-based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, directors and non-employees to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. The expected stock price volatility is calculated based on a period of time commensurate with the expected term assumption. Historically, due to the lack of a public market for the Company's common stock prior to completion of its initial public offering and a lack of company-specific historical and implied volatility data, the Company based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The computation of expected volatility was based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. During 2022, the Company began to estimate its volatility by using a blend of its stock price history for the length of time it has market data for its stock and the historical volatility of similar public companies for the expected term of each grant. During 2023, the Company began to estimate its volatility solely using its stock price history. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For option grants with an expected term for which sufficient stock price history for the Company exists, expected stock price volatility is calculated using the average of volatilities for the period of the expected term prior to the grant date. For options granted to non-employees, the Company utilizes the contractual term of the option arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
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
Upon retirement or sale, the cost of the disposed assets and the related accumulated depreciation are eliminated from the balance sheet, and related gains or losses are reflected in the statements of operations and comprehensive loss. There were no material sales of assets during the years ended December 31, 2023, 2022 and 2021.
The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the Company performs an impairment review to evaluate an asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, the Company recognizes an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not recognize impairment charges during the years ended December 31, 2023, 2022 and 2021.

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
Patent Costs
The Company expenses patent application and related legal costs as incurred and classifies such costs as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Comprehensive Income (Loss)
Comprehensive income (loss) comprises net loss and other comprehensive loss. For the years ended December 31, 2023 and 2022, other comprehensive income (loss) consisted of changes in unrealized income and loss on marketable securities. For the year ended December 31, 2021, comprehensive loss equaled net loss.

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
In November 2023, the FASB issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the disclosure requirements related to the new standard.
In December 2023, the FASB, issued Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to the new standard.
3. Collaboration agreements
GSK
On August 6, 2022, the Company entered into a Collaboration, Option and License Agreement (the "GSK Agreement") with GlaxoSmithKline Intellectual Property (No. 4) Limited ("GSK"), pursuant to which the Company granted GSK an exclusive option to obtain an exclusive license (the “Option”) to co-develop and to commercialize products containing XMT-2056 (the "Licensed Products"), exercisable within a specified time period (the “Option Period”) after the Company delivers to GSK data resulting from completion of dose escalation with enrichment for breast cancer patients in a Phase 1 single-agent clinical trial of XMT-2056. GSK’s exercise of the Option may require clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Clearance” and GSK’s exercise of the Option following any applicable HSR Clearance, the “GSK Option Exercise”). Prior to the GSK Option Exercise, the Company will lead and will be responsible for the costs of manufacturing, research, and early clinical development related to its XMT-2056 program. After the GSK Option Exercise, if any, GSK has the right to elect to manufacture XMT-2056, and GSK and the Company will co-develop XMT-2056 aimed at the approval of Licensed Product(s) in the United States and the European Union, with GSK being responsible for the majority of the development costs. GSK will be responsible for all development costs aimed solely at gaining approval outside the United States and European Union.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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

During the years ended December 31, 2023 and 2022, the Company recorded collaboration revenue of $3.4 million and $2.0 million, respectively, related to its efforts under the GSK Agreement. As of December 31, 2023 and 2022 , the Company had recorded $94.6 million and $98.0 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the performance obligations.

Johnson & Johnson

In February 2022, the Company entered into a research collaboration and license agreement with Janssen Biotech Inc. ("Johnson & Johnson" and such agreement, as amended on July 14, 2023 and September 25, 2023, the "Johnson & Johnson Agreement") focused on the research, development and commercialization of novel ADCs for three oncology targets by leveraging Mersana’s ADC expertise and Dolasynthen platform with Johnson & Johnson’s proprietary antibodies. Upon execution of the Johnson & Johnson Agreement, the Company received a non-refundable upfront payment of $40.0 million from Johnson & Johnson. Pursuant to the Johnson & Johnson Agreement, the Company granted Johnson & Johnson two exclusive, nontransferable, worldwide licenses - a research license and a commercialization license (together, the "Johnson & Johnson Licenses"). The research license that forms a part of the Johnson & Johnson Licenses provides Johnson & Johnson, on a target-by-target basis, rights under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration solely to conduct Johnson & Johnson’s activities under the research and Chemistry, Manufacturing and Controls ("CMC") plans with respect to each target. The commercialization license that forms a part of the Johnson & Johnson Licenses is a royalty-bearing license granted on a target-by-target basis under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration to develop, manufacture, commercialize and otherwise exploit licensed ADCs and any licensed products containing licensed ADCs directed toward a target. Johnson & Johnson may select up to three targets and may substitute each target once prior to a substitution deadline. Johnson & Johnson is not required to pay a fee for its first substitution right, but must pay a one-time fee for access to the subsequent substitution rights following its exercise of its second substitution right. During the year ended December 31, 2023, Johnson & Johnson exercised its first substitution right for a certain target.

Pursuant to mutually agreed research and CMC plans, the Company agreed to perform bioconjugation, production development, preclinical manufacturing, and certain related research and preclinical development activities, in order to progress the targets through investigational new drug application ("IND") submission for further development, manufacture and commercialization by Johnson & Johnson. Johnson & Johnson will have sole responsibility for IND-enabling studies, IND submission, clinical development, regulatory activities and commercialization of the licensed ADCs. Both the Company and Johnson & Johnson will have equal representation on a Joint Research Committee and Joint Manufacturing Committee to oversee the research and CMC activities. The Company estimates that its activities under the research plans for the targets will be performed into 2025.

Johnson & Johnson is required to pay for the Company's CMC activities at agreed upon rates. Assuming successful development and commercialization of all three targets by Johnson & Johnson, the Company is eligible to receive up to $505 million in development and regulatory milestones and $530 million in sales milestones, as well as tiered mid single-digit to low double-digit royalties on aggregate net sales of the ADC products.

Unless earlier terminated, the Johnson & Johnson Agreement will expire upon the expiration of the last royalty term for a product under the Johnson & Johnson Agreement. The Johnson & Johnson Agreement contains customary provisions for termination by either party, including in the event of breach of the Johnson & Johnson Agreement, subject to cure, by Johnson & Johnson for convenience and by the Company upon a challenge of the licensed patents, and customary provisions regarding the effects of termination.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)

Johnson & Johnson may request that the Company perform clinical manufacturing services under a separate clinical supply agreement. Johnson & Johnson may also request that the Company perform a technology transfer of bioconjugation and manufacturing process technology, at Johnson & Johnson's cost, at an agreed upon rate.

Accounting Analysis

The Company assessed the Johnson & Johnson Agreement in accordance with ASC 606 and concluded that the contract counter party, Johnson & Johnson, is a customer. The Company identified the following seven material performance obligations under the Johnson & Johnson Agreement: (i) exclusive Johnson & Johnson Licenses and research activities for each of the three designated targets, (ii) CMC activities for each of the three designated targets and (iii) the first target substitution right.

The Company concluded that the Johnson & Johnson Licenses and research activities are one combined performance obligation for each target as the Johnson & Johnson Licenses are not capable of being distinct from the research activities given their proprietary nature. The CMC activities are considered a distinct performance obligation for each target as the activities could be performed by a third-party provider. The first target substitution right is considered a material right as there is no option exercise fee and, as such, is a distinct performance obligation.

In accordance with ASC 606, the Company determined that the initial transaction price under the Johnson & Johnson Agreement equals $40.0 million, consisting of the upfront, non-refundable and non-creditable payment. None of the development and the regulatory milestones were included in the initial transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including stage of development and the remaining risks associated with the development required to achieve the milestones, as well as whether the achievement of the milestones is outside the control of the Company or Johnson & Johnson. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as such milestones were determined to relate predominantly to the license granted to Johnson & Johnson and therefore have also been excluded from the transaction price. As of December 31, 2023, the revised total transaction price for the Johnson & Johnson Agreement was $48.0 million. During 2023, the Company revised the estimated transaction price by $6.0 million based on the reassessment of the constraint of certain development milestones and the remaining risks associated with the development required to achieve the milestones.

The Company determined that the consideration for CMC activities represents variable consideration. CMC activities for one of the three designated targets have been initiated. The Company has elected to apply the Right to Invoice practical expedient under ASC 606 related to the CMC activities. As such, the Company will recognize revenue related to the CMC activities when the services are performed over the corresponding CMC plan for a given target.

Consistent with the allocation objective under ASC 606, the Company allocated the total transaction price to the Johnson & Johnson Licenses and research activities and first substitution right based on each performance obligation’s relative standalone selling price. Each of the standalone selling prices for the Johnson & Johnson Licenses and research activities and for the first substitution right were estimated utilizing an income approach, along with the likelihood of exercise for the substitution right and included the following key assumptions: the development timeline, revenue forecast, discount rate and probabilities of technical and regulatory success. Due to Johnson & Johnson's exercise of its first substitution right, the transaction price related to that performance obligation has been reallocated to the Johnson & Johnson Licenses and research activities for the three designated targets.

The Company is recognizing revenue related to the Johnson & Johnson Licenses and research services performance obligation over the estimated period of the research services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred.

During the years ended December 31, 2023 and 2022, the Company recorded collaboration revenue of $16.6 million and $24.2 million, respectively, related to its performance obligations under the Johnson & Johnson Agreement. As of December 31, 2023 and 2022, the Company had recorded $10.4 million and $15.8 million, respectively, in deferred revenue related to the Johnson & Johnson Agreement that will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Merck KGaA
Immunosynthen Platform Agreement

In December 2022, the Company entered into a research collaboration and license agreement with Ares Trading S.A., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany (Merck KGaA and/or its affiliate, as applicable, "Merck KGaA" and such agreement, the "2022 Merck KGaA Agreement"), focused on the research, development and commercialization of novel ADCs for up to two specific target antigens by leveraging Mersana’s ADC expertise and Immunosynthen platform with Merck KGaA’s proprietary antibodies. In connection with the 2022 Merck KGaA Agreement, the Company received a non-refundable upfront payment of $30.0 million. Pursuant to the 2022 Merck KGaA Agreement, the Company granted Merck KGaA two exclusive, non-transferable, worldwide licenses - a research license and a commercialization license (together, the "Merck KGaA Licenses"). The research license that forms a part of the Merck KGaA Licenses provides Merck KGaA, on a target-by-target basis, rights under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration solely to conduct Merck KGaA’s activities under the research and CMC plans with respect to each target. The commercialization license that forms a part of the Merck KGaA Licenses is a royalty-bearing license granted on a target-by-target basis under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration to develop, manufacture, commercialize and otherwise exploit licensed ADCs and any licensed products containing licensed ADCs directed toward a target.

Pursuant to mutually agreed research and CMC plans, the Company agreed to perform bioconjugation, production development, preclinical manufacturing, and certain related research and preclinical development activities, in order to progress the targets through IND (or foreign equivalent) submission for further development, manufacture and commercialization by Merck KGaA. Merck KGaA will have sole responsibility for IND-enabling studies, IND submission, clinical development, regulatory activities and commercialization of the licensed ADCs. Both the Company and Merck KGaA will have equal representation on a Joint Research Committee and Joint Manufacturing Committee to oversee the research and CMC activities. The Company estimates that its activities under the research plans for the targets will be performed through 2026.

The Company's CMC activities will be compensated by Merck KGaA at agreed upon rates. Assuming successful development and commercialization of the two targets by Merck KGaA, the Company is eligible to receive up to $200 million in development and regulatory milestones and $600 million in sales milestones as well as tiered single-digit to low double-digit royalties on aggregate net sales of the ADC products.

Unless earlier terminated, the 2022 Merck KGaA Agreement will expire upon the expiration of the last royalty term for a product under the 2022 Merck KGaA Agreement. The 2022 Merck KGaA Agreement contains customary provisions for termination by either party, including in the event of breach of the 2022 Merck KGaA Agreement, subject to cure, by Merck KGaA for convenience and by the Company upon a challenge of the licensed patents, and customary provisions regarding the effects of termination.

Merck KGaA may request that the Company perform clinical manufacturing services under a separate clinical supply agreement. Merck KGaA may also request that the Company perform a technology transfer of bioconjugation technology, at Merck KGaA's cost, at an agreed upon rate.

Accounting Analysis

The Company assessed the 2022 Merck KGaA Agreement in accordance with ASC 606 and concluded that the contract counter party, Merck KGaA, is a customer. The Company identified the following four material performance obligations under the 2022 Merck KGaA Agreement: (i) exclusive Merck KGaA Licenses and research activities for each of the two designated targets and (ii) CMC activities for each of the two designated targets.

The Company concluded that the Merck KGaA Licenses and research activities are one combined performance obligation for each target as the Merck KGaA Licenses are not capable of being distinct from the research activities given their proprietary nature. The CMC activities are considered a distinct performance obligation for each target as the activities could be performed by a third-party provider.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
In accordance with ASC 606, the Company determined that the initial transaction price under the 2022 Merck KGaA Agreement equals $32.0 million, consisting of the $30.0 million upfront, non-refundable and non-creditable fee and certain near-term discovery milestones. The $30.0 million upfront fee was not received by the Company as of December 31, 2022, and was recorded as an accounts receivable with a corresponding deferred revenue liability for the year ended December 31, 2022. The Company subsequently received this payment in February 2023. The development and the regulatory milestones not included in the transaction price were constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including stage of development and the remaining risks associated with the development required to achieve the milestones, as well as whether the achievement of the milestones is outside the control of the Company or Merck KGaA. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as such milestones were determined to relate predominantly to the license granted to Merck KGaA and therefore have also been excluded from the transaction price.

The Company determined that the consideration for CMC activities represents variable consideration. The Company has elected to apply the Right to Invoice practical expedient under ASC 606 related to the CMC activities. As such, the Company will recognize revenue related to the CMC activities when the services are performed over the corresponding CMC plan for a given target. CMC activities for the targets have not yet been initiated.

Consistent with the allocation objective under ASC 606, the Company allocated the $32.0 million estimated transaction price to the Merck KGaA Licenses and research activities based on each performance obligation’s relative standalone selling price. Each of the standalone selling prices for the Merck KGaA Licenses and research activities were estimated utilizing an adjusted market assessment approach, which was established based on comparable transactions.

The Company is recognizing revenue related to the Merck KGaA Licenses and research services performance obligation over the estimated period of the research services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred.

During the year ended December 31, 2023, the Company recorded collaboration revenue of $10.7 million related to its efforts under the 2022 Merck KGaA Agreement. The Company did not record collaboration revenue related to the 2022 Merck KGaA Agreement during the year ended December 31, 2022. As of December 31, 2023 and 2022, the Company had recorded $20.2 million and $30.0 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
Dolaflexin Platform Agreement
In June 2014, the Company entered into a collaboration and commercial license agreement with Merck KGaA, Darmstadt Germany (as amended from time to time, the "2014 Merck KGaA Agreement"). The 2014 Merck KGaA Agreement provided Merck KGaA with the right to develop ADCs directed to six exclusive targets. In May 2018, the Company entered into a Supply Agreement with Merck KGaA, Darmstadt, Germany (as amended from time to time, the "2018 Merck KGaA Supply Agreement"). Under the terms of the 2018 Merck KGaA Supply Agreement, the Company could provide Merck KGaA preclinical non-good manufacturing practice ADC drug substance and clinical good manufacturing practice drug substance for use in clinical trials associated with one of the antibodies designated under the 2014 Merck KGaA Agreement. In the fourth quarter of 2023, the Company and Merck KGaA mutually agreed to terminate the 2014 Merck KGaA Agreement and the 2018 Merck KGaA Supply Agreement.
Accounting Analysis
The 2014 Merck KGaA Agreement and 2018 Merck KGaA Supply Agreement were terminated during the fourth quarter of 2023. As there are no further performance obligations, the Company recognized $3.7 million of revenue related to the termination of the 2014 Merck KGaA Agreement and the 2018 Merck KGaA Supply Agreement during the year ended December 31, 2023.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Prior to the termination of the agreements, the Company had identified the following performance obligations under the 2014 Merck KGaA Agreement: (i) exclusive license and research services for six designated targets, (ii) rights to future technological improvements and (iii) participation of project team leaders and providing joint research committee services.
The Company had concluded that each license for a designated target was not distinct from the research services performed related to the designated target as Merck KGaA could not obtain the benefit of the license without the related research services. Each license for a designated target and the related services performance obligation was considered distinct from every other license for a designated target and related services performance obligation as each research plan was pursued independent of every other research plan for other designated targets.
Collaboration revenue recognized related to the 2014 Merck KGaA Agreement and the 2018 Merck KGaA Supply Agreement during the year ended December 31, 2023 was $3.7 million. Collaboration revenue recognized related to the 2014 Merck KGaA Agreement and the 2018 Merck KGaA Supply Agreement during the years ended December 31, 2022 and 2021 was immaterial.
As of December 31, 2023, the Company did not have deferred revenue related to the 2014 Merck KGaA Agreement and 2018 Merck KGaA Supply Agreement. As of December 31, 2022, the Company had recorded $3.9 million in deferred revenue related to the 2014 Merck KGaA Agreement and 2018 Merck KGaA Supply Agreement, in the aggregate.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2023
Contract liabilities:
Total deferred revenue	$147,653	$5,517	$27,856	$125,314

Year ended December 31, 2022
Contract liabilities:
Total deferred revenue	$3,944	$170,000	$26,291	$147,653

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The Company did not record any contract assets associated with its collaboration agreements as of December 31, 2023 and December 31, 2022.
During the years ended December 31, 2023 and 2022 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Year ended December 31,
	2023	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$27,870	$43
Other Revenue
The Company has provided limited services for a collaborator, Asana Biosciences, LLC ("Asana Biosciences"), pursuant to a 2012 research, development and license agreement (the "Asana Biosciences Agreement"). During the year ended December 31, 2022, the Company recognized revenue of $0.3 million related to these services and did not recognize revenue related to these services during the years ended December 31, 2023 and 2021. During the year ended December 31, 2023, the Company recognized revenue of $2.5 million related to achievement of a development milestone under the Asana Biosciences Agreement.
4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value.

	December 31, 2023
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$90,649	$90,649	$—	$—
U.S. treasury securities	24,889	24,889	—	—
	$115,538	$115,538	$—	$—
Marketable securities
U.S. treasury securities	$29,548	$29,548	$—	$—
U.S government agency securities	4,975	—	4,975	—
	$34,523	$29,548	$4,975	$—

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)

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
There were no changes in valuation techniques or transfers between fair value measurement levels during the years ended December 31, 2023 and 2022.
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
As of December 31, 2023 and 2022, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 8) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 8, Debt.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)

5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of December 31, 2023 and 2022.

(in thousands)	Year Ended December 31, 2023		Year Ended December 31, 2022
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$128,885	$174,561	$177,947	$128,885
Restricted cash included in other assets, noncurrent	478	478	478	478
Total cash, cash equivalents and restricted cash per statement of cash flows	$129,363	$175,039	$178,425	$129,363
Marketable securities
The following table summarizes the Company's marketable securities held at December 31, 2023 and 2022.

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$29,535	$13	$—	$29,548
U.S. government agency securities	4,977	—	(2)	4,975
	$34,512	$13	$(2)	$34,523

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$107,964	$7	$(161)	$107,810
U.S. government agency securities	44,016	24	(23)	44,017
Total	$151,980	$31	$(184)	$151,827

All of the Company's marketable securities are due within one year or less. The Company did not realize any gains or losses on the sale of marketable securities during the years ended December 31, 2023 and 2022, and, as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.

As of December 31, 2023, the Company's debt security portfolio consisted of one security that was in an unrealized loss position and had an aggregate fair value of $5.0 million. There were no securities in an unrealized loss position for greater than 12 months as of December 31, 2023. The unrealized losses on the Company's marketable securities were caused by market interest rate increases. The Company has the intent and ability to hold such securities until recovery. The Company did not record any charges for credit-related impairments for its marketable securities during the years ended December 31, 2023 and 2022.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
6. Property and equipment
Property and equipment consists of the following as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Laboratory equipment	$8,246	$7,960
Leasehold improvements	2,206	1,943
Computers, software, and office equipment	2,449	1,824
Total property and equipment at cost	12,901	11,727
Less: Accumulated depreciation	(9,070)	(7,742)
	$3,831	$3,985
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $1.5 million, $0.9 million and $0.9 million, respectively.
7. Accrued expenses
Accrued expenses consist of the following as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Accrued payroll and related expenses	$8,807	$11,558
Accrued clinical expenses	5,063	14,822
Accrued research and non-clinical expenses	3,090	2,767
Accrued manufacturing expenses	2,566	11,536
Accrued restructuring expenses	1,047	—
Accrued professional fees	936	1,865
Accrued other	389	636
	$21,898	$43,184

8. Debt
On May 8, 2019, the Company entered into a loan and security agreement (the "Prior Credit Facility") with Silicon Valley Bank ("former SVB"), pursuant to which the Company borrowed $5.0 million. The Prior Credit Facility accrued interest at a floating per annum rate equal to the greater of (i) 4.0% and (ii) 1.50% below the Prime Rate. The Prior Credit Facility had an interest-only period through August 31, 2020.
On August 28, 2020, the Company entered into a second amendment (the "Second Amendment") to the Prior Credit Facility. Pursuant to the Second Amendment, the Company drew $5.2 million upon execution of the Second Amendment, the proceeds of which were used to repay the Company’s existing balance under the Prior Credit Facility and satisfy its obligations to former SVB. The Prior Credit Facility, as amended by the Second Amendment, accrued interest at a floating per annum rate equal to the greater of (i) 4.25% and (ii) 1.00% above the Prime Rate.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
On October 29, 2021, the Company entered into a loan and security agreement (the "New Credit Facility") with former SVB and Oxford Finance LLC ("Oxford" and, together with former SVB and the other lenders from time to time a party thereto, the "Lenders"). In March 2023, Silicon Valley Bridge Bank, N.A ("SVBB"), as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company ("SVB"), which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a Lender. The New Credit Facility as amended on February 17, 2022, October 17, 2022, December 27, 2022, and March 23, 2023, is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company drew $25.0 million upon execution of the New Credit Facility, of which $5.5 million of the proceeds was used to repay the existing balance under the Prior Credit Facility and satisfy its obligations to SVB. Upon entering into the New Credit Facility, the Company terminated all commitments by SVB to extend further credit under the Prior Credit Facility and all guarantees and security interests granted by the Company to SVB under the Prior Credit Facility. As of December 31, 2023, no additional borrowing amounts were available to the Company under the New Credit Facility, as amended.
The New Credit Facility bears interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) 5.25% above the Prime Rate. Interest is payable monthly in arrears on the first day of each month. The Company is obligated to make interest-only payments through November 1, 2024, followed by equal monthly principal payments and applicable interest through the maturity date of October 1, 2026 (the "Maturity Date"). If certain development milestones are met, then the interest-only period will be extended to November 1, 2025.
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
At the Company’s option, it may prepay the outstanding principal balance of any term loans in whole but not in part, subject to a prepayment fee of 1.0% of the term loans then extended to the Company if the prepayment occurs after the second anniversary of the funding date of such term loan but before the Maturity Date. The New Credit Facility includes customary affirmative and restrictive covenants applicable to the Company. Affirmative covenants include, among others, covenants requiring the Company to maintain its corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. The restrictive covenants include, among others, requirements relating to the Company’s ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets and agree to a change in control, in each case subject to certain customary exceptions.
The Company’s payment obligations under the New Credit Facility are subject to acceleration upon the occurrence of specified events of default, which include, but are not limited to, the occurrence of a material adverse change in the Company’s business, operations, or financial or other condition. Amounts outstanding upon the occurrence of an event of default are payable upon the Lenders' demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. As of December 31, 2023, the Company was in compliance with all covenants under the New Credit Facility. As such, as of December 31, 2023, the classification of the loan balance as stated on the balance sheet was based on the timing of defined future payment obligations.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The following is a summary of obligations under the New Credit Facility as of December 31, 2023:

(in thousands)	December 31, 2023
Total debt	$25,000
Less: Current portion of long-term-debt	(2,083)
Total debt, net of current portion	22,917
Debt financing costs, net of accretion	(237)
Accretion related to final payment	468
Long-term debt, net	$23,148
As of December 31, 2023, the estimated future principal payments due are as follows:

(in thousands)
2024	$2,083
2025	12,500
2026	10,417
Total debt	$25,000
Interest expense related to the New Credit Facility for the years ended December 31, 2023 and 2022 was $3.9 million and $3.2 million, respectively. The Company did not recognize any interest expense related to the New Credit Facility during the year ended December 31, 2021. Interest expense related to the Prior Credit Facility for the year ended December 31, 2021 was $0.8 million. The Company did not recognize any interest expense related to the Prior Credit Facility during the years ended December 31, 2023 and 2022.
9. Stockholders’ equity
Preferred stock
As of December 31, 2023, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
At-the-market ("ATM") equity offering program
In May 2020, the Company established an ATM equity offering program (the "2020 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the year ended December 31, 2021, the Company sold 3,961,074 shares of common stock, resulting in net proceeds of $43.1 million. During the year ended December 31, 2022, the Company sold 11,740,210 shares of common stock under the 2020 ATM, resulting in net proceeds of $54.8 million. As of December 31, 2022, the 2020 ATM had been fully utilized.
In February 2022, the Company established a new ATM equity offering program (the "February 2022 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the year ended December 31, 2022, the Company sold 18,757,665 shares of common stock under the February 2022 ATM, resulting in net proceeds of $96.4 million. During the year ended December 31, 2023, the Company sold 256,386 shares of common stock under the February 2022 ATM, resulting in net proceeds of $1.6 million. As of December 31, 2023, the February 2022 ATM had been fully utilized.
In November 2022, the Company established an additional ATM equity offering program (the "November 2022 ATM"), pursuant to which it is able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. During the year ended December 31, 2023, the Company sold 14,208,145 shares of common stock under the November 2022 ATM, resulting in net proceeds of $92.2 million. As of December 31, 2023, approximately $55.9 million remained unsold and available for sale under the November 2022 ATM.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Warrants
In connection with a 2013 Series A-1 Preferred Stock issuance, the Company granted to certain investors warrants to purchase shares of common stock. All such outstanding warrants expired pursuant to their terms on September 27, 2023. The warrants had a $0.05 per share exercise price and a contractual life of 10 years. The fair value of these warrants was recorded as a component of equity at the time of issuance. As of December 31, 2023, there were no warrants to purchase shares of common stock outstanding. During the year ended December 31, 2022, the Company issued 16,654 shares of common stock upon the net exercise of warrants.
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
As of December 31, 2023 and 2022 there were 14,736,953 and 11,944,664, respectively, shares of common stock reserved for the exercise of outstanding stock options, restricted stock units ("RSUs") and warrants.

	December 31, 2023	December 31, 2022
Stock options	10,902,845	10,051,283
Restricted stock units	3,834,108	1,870,791
Warrants	—	22,590
	14,736,953	11,944,664
10. Stock-based compensation
Stock incentive plans
Prior to its initial public offering, the Company granted stock options pursuant to the Company’s 2007 Stock Incentive Plan (the "2007 Plan"). The 2007 Plan expired in June 2017. Any cancellations or forfeitures of options granted under the 2007 Plan will increase the options available under the Company's 2017 Stock Incentive Plan (the "2017 Plan"), as described below.
In June 2017 the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan, shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, restricted stock units ("RSUs") or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2023, the number of shares of common stock issuable under the 2017 Plan was increased by 4,205,794 shares. During the year ended December 31, 2023, the Company granted an aggregate of 7,211,153 RSUs, options to purchase shares of common stock, and shares of common stock to employees and non-employee directors under the 2017 Plan. As of December 31, 2023 there were 2,043,328 shares available for future issuance under the 2017 Plan.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Under the 2017 Plan, both with respect to incentive stock options and nonqualified stock options, the exercise price per share will not be less than the fair market value of the common stock on the date of grant, and the vesting period for options granted to employees is generally four years. In accordance with the Company's non-employee director compensation policy, as in effect from time to time, options granted to non-employee directors in lieu of cash retainer fees earned are fully vested upon grant, options granted to non-employee directors upon initial election to the board of directors vest over three years, and options granted to non-employee directors on the date of each of annual meeting of stockholders vest over one year. Options granted under the 2017 Plan expire no later than 10 years from the date of grant. Options under the 2007 Plan were granted at an exercise price established by the Board (or an authorized committee thereof) that was not less than the fair market value of the underlying common stock on the date of grant and subject to such vesting provisions determined by the Board (or an authorized committee thereof). The Board may accelerate vesting or otherwise adjust the terms of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.
Inducement awards
From time to time, the Company grants to its employees, upon approval by the Board or an authorized committee thereof, options to purchase shares of common stock and/or RSUs as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). Prior to February 2022, only options to purchase shares of common stock were granted as inducement awards, and they were granted outside of an existing equity incentive plan. These options are subject to terms substantially the same as the 2017 Plan.
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the year ended December 31, 2023, the Company granted an aggregate of 877,575 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of December 31, 2023, there were 1,170,752 shares available for future issuance under the Inducement Plan.
As of December 31, 2023 there were options to purchase 457,500 shares of common stock outstanding which were granted as inducement awards prior to establishment of the Inducement Plan.
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	10,051,283	$9.84	7.2	$8,197
Granted	4,017,763	$4.76
Exercised	(102,596)	$4.25
Cancelled/forfeited	(3,063,605)	$12.00
Outstanding at December 31, 2023	10,902,845	$7.42	6.8	$1,786
Exercisable at December 31, 2023	6,499,540	$8.23	5.5	$711
The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021, was $3.82, $3.97 and $11.71 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021, was $0.3 million, $1.5 million, and $4.3 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was $0.4 million, $1.3 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Restricted stock units and other stock awards
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date. In accordance with its non-employee director compensation policy, as in effect from time to time, the Company annually issues RSUs with a service condition to non-employee directors that typically vest one year from the date of grant, and the Company also issues shares of common stock in lieu of cash retainer fees earned to certain non-employee directors, which shares are fully vested upon grant.

A summary of the RSU activity is as follows:

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	1,870,791	1.5	$10,963	$8.55
Granted	4,025,544	—		$4.42
Vested	(572,825)	—		$8.83
Forfeited	(1,489,402)	—		$6.25
Unvested at December 31, 2023	3,834,108	1.4	$8,895	$5.01
The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $3.1 million, $1.5 million and $5.8 million respectively.
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the "2017 ESPP"). The Company initially reserved 225,000 shares of common stock for issuance under the 2017 ESPP, plus an annual increase, to be added as of January 1st of each year, equal to the least of (i) 450,000 shares of common stock; (ii) one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31st; and (iii) the number of shares of common stock determined by the Board on or prior to such date for such year, up to maximum of 4,725,000 shares of common stock in the aggregate. The number of shares of common stock issuable under the 2017 ESPP was increased by 450,000 on January 1, 2023. During the years ended December 31, 2023 and 2022 the Company issued 381,508 and 270,774 shares, respectively, under the 2017 ESPP. As of December 31, 2023, there were 364,283 shares available for issuance under the 2017 ESPP.
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The following table presents stock-based compensation expense by award type included within the Company’s consolidated statements of operations and comprehensive loss:

	Year ended December 31,
(in thousands)	2023	2022	2021
Stock options	$14,171	$15,814	$14,528
Restricted stock units and other stock awards	6,184	5,175	3,522
Employee stock purchase plan	781	533	359
Stock-based compensation expense included in total operating expenses	$21,136	$21,522	$18,409
The following table presents stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss:

	Year ended December 31,
(in thousands)	2023	2022	2021
Research and development	$11,043	$11,386	$9,984
General and administrative	10,093	10,136	8,425
Stock-based compensation expense included in total operating expenses	$21,136	$21,522	$18,409
As of December 31, 2023, there was $14.8 million and $11.8 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted average period of 1.6 years and 2.4 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2023	2022	2021
Risk-free interest rate	3.8%	2.1%	0.9%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.05	5.99	6.06
Expected stock price volatility	103%	88%	82%
Expected volatility for the Company’s common stock is currently determined based on its historical volatility. See Note 2, Summary of significant accounting policies, for more information. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the expected term of the option. No dividend yield was assumed as the Company has not historically and does not expect to pay dividends on its common stock. The expected term of the options granted is based on the use of the simplified method, in which the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.
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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2023	2022	2021
Stock options	10,902,845	10,051,283	8,342,429
Unvested restricted stock units	3,834,108	1,870,791	817,609
Warrants	—	22,590	39,474
	14,736,953	11,944,664	9,199,512

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
On April 5, 2021, the Company entered into an Eighth Amendment to the Office Lease, which granted the Company additional office space in its existing building for five years, beginning July 1, 2021, and committed the Company to lease payments of $5.0 million over that period (the "Expansion Lease"). Independent from the option under the Office Lease, the Company has an option to extend the lease term of the Expansion Lease for an additional five years. The Company’s exercise of the options to extend the lease terms of both the Office Lease and Expansion Lease were not considered reasonably certain as of December 31, 2023.
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
The Company had a standby letter of credit agreement for the benefit of its landlord in the amount of $0.5 million in connection with the Office Lease and Expansion Lease as of December 31, 2023 and 2022.
The Company has remaining finance lease terms of one year to five years for certain equipment, some of which include options to purchase at fair value.
The components of lease expense included in research and development and general and administrative expenses in the statement of operations and comprehensive loss were as follows:

	Years ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$3,838	$3,793	$3,502

Finance lease cost:
Amortization of right-of-use assets	$185	$194	$169
Interest on lease liabilities	16	28	28
	$201	$222	$197

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Supplemental balance sheet information related to leases was as follows:

	Year ended December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets	$7,694	$10,475
Operating lease liabilities, current	$3,252	$2,798
Operating lease liabilities	$5,149	$8,575

Finance leases:
Property and equipment, gross	$1,038	$1,038
Property and equipment, accumulated depreciation	$(723)	$(539)
Other liabilities, current	$144	$240
Other liabilities	$54	$203

Weighted-average remaining lease term:
Operating leases	2.3 years	3.3 years
Finance leases	1.1 years	2.0 years

Weighted-average discount rate:
Operating leases	10.8%	10.8%
Finance leases	4.4%	5.4%
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,029	$3,865
Operating cash flows from finance leases	$16	$28
Financing cash flows from finance leases	$262	$272
Future lease payments under non-cancellable leases as of December 31, 2023 were as follows:

(in thousands)	Operating leases	Finance leases
2024	$3,975	$141
2025	4,187	48
2026	1,310	8
2027 and thereafter	—	—
Total lease payments	9,472	197
Present value adjustment	(1,069)	—
Present value of lease liabilities	$8,403	$197

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
13. Income taxes
For the years ended December 31, 2023, 2022 and 2021, the Company recorded no income tax benefit for the net operating losses ("NOLs") incurred in each year, due to the Company’s operating losses and a full valuation allowance on deferred tax assets.
A reconciliation of the effective tax rate for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Statutory US Federal Rate	21.0%	21.0%
State taxes, net of federal benefit	5.5%	5.7%
Permanent differences	(0.1)%	(0.1)%
General business credits	4.0%	4.4%
Stock compensation	(1.9)%	(1.4)%
Change in valuation allowance	(28.5)%	(29.6)%
	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022
Deferred tax assets:
Net operating losses	$126,798	$113,981
R&D capitalization	67,107	40,380
Tax credit carryforwards	28,409	21,429
Stock-based compensation	6,899	6,522
Accrued expenses	3,142	3,340
Lease liabilities	2,274	3,096
Capitalized licenses	2,725	3,077
Deferred revenue	3,688	1,062
Depreciation	353	437
Other	156	116
Total gross deferred tax assets	241,551	193,440
Valuation allowance	(239,468)	(190,588)
Net deferred tax assets less valuation allowance	2,083	2,852
Deferred tax liabilities
Right-of-use assets	(2,083)	(2,852)
Total gross deferred tax liabilities	(2,083)	(2,852)
Net deferred taxes	$—	$—
The Company has incurred NOLs since inception. At December 31, 2023, the Company had federal and state NOL carryforwards of approximately $479.0 million and $414.8 million, respectively. Of the $479.0 million of federal NOL carryforwards, $34.1 million expire at various dates through 2037. The remaining $444.8 million of federal NOL carryforwards do not expire. The state NOL carryforwards expire at various dates through 2043. At December 31, 2023, the Company had federal and state research and development tax credit carryforwards of approximately $23.2 million and $6.8 million, respectively, which expire at various dates through 2043.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
As required by ASC 740, management of the Company has evaluated the evidence bearing upon the reliability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of all of these assets. Accordingly, the Company recorded a valuation allowance of $239.5 million and $190.6 million at December 31, 2023 and December 31, 2022, respectively. The valuation allowance increased by $48.9 million during the year ended December 31, 2023, primarily a result of the Company's current year net loss and credit generation.
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
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits.
The Company commissioned a multi-year research and development credit study in 2023, which resulted in an adjustment to the Company's cumulative deferred tax asset as of December 31, 2023. The change in the deferred tax asset is offset by a full valuation allowance.
Interest and penalties related to uncertain tax positions would be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files income tax returns in the United States federal tax jurisdiction and eight state jurisdictions. The Company did not have any foreign operations during the years ended December 31, 2023, 2022 and 2021. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is closed for tax years prior to 2019, although carryforward attributes that were generated prior to tax year 2019 may still be adjusted upon examination to the extent utilized in a future period. There are no federal or state audits currently in progress.
14. Employee benefit plan
The Company has a defined contribution plan established under Section 401(k) of the Code ("401(k) Plan"), which covers substantially all employees. Employees who have attained the age of 21 and have worked more than 1,000 hours are eligible to participate in the 401(k) Plan. Employees may contribute up to 95% of eligible pay on a pre–tax basis up to the federal annual limits. For the years ended December 2023, 2022, and 2021, the Company made matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation. For the years ended December 31, 2023, 2022 and 2021, the Company recorded expense of $1.3 million, $1.1 million and $0.8 million, respectively, related to its contribution to its 401(k) Plan.
15. Commitments
License agreements
During the year ended December 31, 2023, the Company did not record research and development expense related to non-refundable license payments. During the years ended December 31, 2022 and 2021, the Company recorded research and development expense related to non-refundable license payments of $1.5 million and $3.1 million, respectively.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
During the year ended December 31, 2023, the Company did not record research and development expense related to development milestones. During the years ended December 31, 2022 and 2021, the Company recorded research and development expense related to development milestones of $0.7 million and $2.1 million, respectively. The 2022 and 2021 development milestones were associated with XMT-1660 and UpRi, respectively.
See Note 12, Leases, for the Company’s future obligations related to leases as of December 31, 2023.
16. Restructuring
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
As of December 31, 2023, the Restructuring was substantially completed. Restructuring costs incurred are included within restructuring expenses on the consolidated statements of operations and comprehensive loss.

The following table summarizes the charges incurred in connection with the Restructuring:

(in thousands)	Severance & Employee Related Costs	Contract Termination and Other Costs	Total Costs
Cumulative costs to date	$6,924	$1,789	$8,713
Costs incurred during the year ended December 31, 2023	$6,924	$1,789	$8,713

The following tables summarizes the charges incurred in connection with the Restructuring related to research and development activities and general and administrative activities:

(in thousands)	Year ended December 31, 2023
Research and development related	$5,393
General and administrative related	$3,320

Accrued restructuring costs, which are included in accrued expenses on the consolidated balance sheets, were as follows:

(in thousands)	Severance & Employee Related Costs	Contract Termination Costs	Total Costs
Balance at December 31, 2022	$—	$—	$—
Additional expense	6,924	372	7,296
Cash payments	(5,917)	—	(5,917)
Other adjustments	(252)	(80)	(332)
Balance at December 31, 2023	$755	$292	$1,047

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Director and Officer Trading Arrangements

A significant portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 193, as amended, or the Exchange Act) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons. Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

During the fourth quarter of 2023, on November 7, 2023, Martin Huber, M.D., our President and Chief Executive and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement intended to qualify as an “eligible sell to cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). This sell to cover arrangement applies to restricted stock units, or RSUs, granted to him from time to time, whether vesting is based on the passage of time and/or the achievement of performance goals (other than those RSUs which by their terms require the us to withhold shares for tax withholding obligations in connection with vesting and settlement). This arrangement provides for the automatic sale of shares of our common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in the satisfaction of the applicable withholding obligation. The number of shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price our common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement.

Other than the above, no other director or officer has adopted or terminated a Rule 10b5–1 trading arrangement or a non-10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than as noted below, the information required by this item is incorporated by reference to the information set forth in the sections titled "Proposal No. 1 – Election of Directors," "Executive Officers," and "Information Regarding the Board of Directors and Corporate Governance" and "Delinquent Section 16(a) Reports," if any, in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023, or the 2024 Proxy Statement.

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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item (other than the information required by Item 402(v) of Regulation S-K) is incorporated by reference to the information set forth in the sections titled "Executive Compensation" and "Information Regarding the Board of Directors and Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our 2024 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information set forth in the sections titled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2024 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth in the sections titled "Certain Relationships and Related Party Transactions" and "Information Regarding the Board of Directors and Corporate Governance – Director Independence" in our 2024 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in the sections titled "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy and Procedures" in our 2024 Proxy Statement.

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

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023).

4.1	Description of Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2023).

10.1†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

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

10.6+
Amendment No. 1 to the Amended and Restated Commercial License and Option Agreement, dated February 2, 2022, between Mersana Therapeutics, Inc. and Synaffix B.V. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2022).

10.7+
Research Collaboration and License Agreement, dated February 2, 2022, between Mersana Therapeutics, Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2022).

10.8+
Amendment No. 1 to the Research Collaboration and License Agreement (effective February 2, 2022), dated July 14, 2023, by and between Mersana Therapeutics, Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on November 7, 2023).

10.9+
Amendment No. 2 to the Research Collaboration and License Agreement (effective February 2, 2022), dated September 25, 2023, by and between Mersana Therapeutics, Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on November 7, 2023).

10.10+
Collaboration, Option and License Agreement, dated August 6, 2022, between Mersana Therapeutics, Inc. and GlaxoSmithKline Intellectual Property (No. 4) Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on November 7, 2022).

10.11+
Collaboration and Commercial License Agreement, dated December 22, 2022, between Mersana Therapeutics, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2023).

10.12+
Loan and Security Agreement, dated October 29, 2021, by and between Oxford Finance LLC, Silicon Valley Bank and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2022).

10.13+
First Amendment to Loan and Security Agreement, dated February 17, 2022, between Oxford Finance LLC, the Lenders named therein including Silicon Valley Bank, and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2022).

10.14+
Second Amendment to Loan and Security Agreement, dated October 17, 2022, between Oxford Finance LLC, the Lenders named therein including Silicon Valley Bank, and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2023).

10.15
Third Amendment to Loan and Security Agreement, dated December 27, 2022, between Oxford Finance LLC, the Lenders named therein including Silicon Valley Bank, and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2023).

10.16
Fourth Amendment to Loan and Security Agreement, dated March 23, 2023, between Oxford Finance LLC, the Lenders named therein including Silicon Valley Bridge Bank, N.A., and Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2023).

10.17
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

10.20†
Offer Letter, by and between Mersana Therapeutics, Inc. and Brian DeSchuytner, dated June 10, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 8, 2020).

10.21†
Offer Letter, by and between Mersana Therapeutics, Inc. and Arvin Yang, dated November 5, 2020 (incorporate by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 10, 2021).

10.22†
Offer Letter, dated March 5, 2021, by and between Mersana Therapeutics, Inc. and Alejandra Carvajal (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2022).

10.23†
Offer Letter, dated June 15, 2021, between Mersana Therapeutics, Inc. and Tushar Misra (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2022).

10.24*†	Offer Letter, dated July 20, 2021, between Mersana Therapeutics, Inc. and Mohan Bala.
10.25†
Retirement and Separation Agreement, dated September 5, 2023, by and between Mersana Therapeutics, Inc. and Anna Protopapas (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on November 7, 2023).

10.26†
Offer Letter, dated September 5, 2023, by and between Mersana Therapeutics, Inc. and Martin Huber (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on November 7, 2023).

10.27†
Letter Agreement, dated September 6, 2023, by and between Mersana Therapeutics, Inc. and Arvin Yang (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on November 7, 2023).

10.28†	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.29†
Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.30†
Form of Nonqualified Stock Option under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.31†	2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.32†
Form of Incentive Stock Option Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.33†
Form of Non-statutory Stock Option Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.34†
Form of Restricted Stock Unit under the 2017 Stock Incentive Plan, for awards granted prior to April 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 333-38129) filed with the SEC on August 6, 2021).

10.35†
Form of Restricted Stock Unit Agreement for Employees under the Mersana Therapeutics, Inc. 2017 Stock Incentive Plan, for awards granted after April 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-23819) filed with the SEC on August 8, 2023).

10.36†
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Mersana Therapeutics, Inc. 2017 Stock Incentive Plan, for awards granted after April 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-23819) filed with the SEC on August 8, 2023).

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

10.39†
Form of Inducement Restricted Stock Unit under the 2022 Inducement Stock Incentive Plan, for awards granted prior to April 2023 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2022).

10.40†
Form of Restricted Stock Unit Agreement under the Mersana Therapeutics, Inc. 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-23819) filed with the SEC on August 8, 2023).

10.41†	2017 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K (File No. 001-23819) filed with the SEC on February 28, 2023).

10.42†	2017 Cash Bonus Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.43*†	Non-Employee Director Compensation Policy, as amended through December 15, 2023.

21.1	Subsidiaries of Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2023).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*†	Amended and Restated Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
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

Mersana Therapeutics, Inc.

Date: February 28, 2024	/s/ Martin Huber
Martin Huber, M.D. President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

Signature	Title	Date

/s/ Martin Huber	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Martin Huber, M.D.

/s/ Brian DeSchuytner	Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Brian DeSchuytner

/s/ Ashish Mandelia	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Ashish Mandelia

/s/ David Mott	Chairman of the Board	February 28, 2024
David Mott

/s/ Lawrence M. Alleva	Director	February 28, 2024
Lawrence M. Alleva

/s/ Willard H. Dere	Director	February 28, 2024
Willard H. Dere, M.D.

/s/ Allene M. Diaz	Director	February 28, 2024
Allene M. Diaz

/s/ Andrew A. F. Hack	Director	February 28, 2024
Andrew A. F. Hack, M.D., Ph.D.

/s/ Kristen Hege	Director	February 28, 2024
Kristen Hege, M.D.

/s/ Anna Protopapas	Director	February 28, 2024
Anna Protopapas