Form 10-Q
period 2024-03-31
Mersana Therapeutics, Inc.
filed 2024-05-09
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 122,361,236 shares of Common Stock ($0.0001 par value per share) outstanding as of May 3, 2024.

REFERENCES TO MERSANA
Throughout this Quarterly Report on Form 10-Q, the “Company,” “Mersana,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Mersana Therapeutics, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Mersana Therapeutics, Inc.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS AND INDUSTRY DATA
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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
RISK FACTOR SUMMARY
Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, Risk Factor of this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$75,186	$174,561
Short-term marketable securities	107,960	34,523
Prepaid expenses and other current assets	4,392	4,973
Total current assets	187,538	214,057
Property and equipment, net	3,408	3,831
Operating lease right-of-use assets	6,949	7,694
Other assets, noncurrent	478	478
Total assets	$198,373	$226,060
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,086	$7,319
Accrued expenses	15,856	21,898
Deferred revenue	25,618	28,147
Operating lease liabilities	3,547	3,252
Short-term debt	5,208	2,083
Other current liabilities	91	938
Total current liabilities	53,406	63,637
Operating lease liabilities, noncurrent	4,224	5,149
Long-term debt, net	20,098	23,148
Deferred revenue, noncurrent	92,022	97,167
Other liabilities, noncurrent	638	55
Total liabilities	170,388	189,156
Commitments (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 122,359,130 and 120,711,745 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	873,730	863,242
Accumulated other comprehensive (loss) income	(90)	11
Accumulated deficit	(845,667)	(826,361)
Total stockholders’ equity	27,985	36,904
Total liabilities and stockholders’ equity	$198,373	$226,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$9,245	$7,802
Operating expenses:
Research and development	18,686	47,275
General and administrative	11,560	18,328
Total operating expenses	30,246	65,603
Other income (expense):
Interest income	2,697	2,621
Interest expense	(1,002)	(983)
Total other income, net	1,695	1,638
Net loss	(19,306)	(56,163)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(101)	164
Comprehensive loss	$(19,407)	$(55,999)
Net loss attributable to common stockholders — basic and diluted	$(19,306)	$(56,163)
Net loss per share attributable to common stockholders — basic and diluted	$(0.16)	$(0.52)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	121,424,953	107,514,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	105,144,864	$11	$746,889	$(152)	$(654,691)	$92,057
Issuance of common stock from at-the-market transactions, net of issuance costs of $558	3,535,093	—	21,795	—	—	21,795
Exercise of stock options	8,826	—	34	—	—	34
Vesting of restricted stock units	372,291	—	—	—	—	—
Stock-based compensation expense	—	—	6,407	—	—	6,407
Other comprehensive gain	—	—	—	164	—	164
Net loss	—	—	—	—	(56,163)	(56,163)
Balance at March 31, 2023	109,061,074	$11	$775,125	$12	$(710,854)	$64,294

Balance at December 31, 2023	120,711,745	$12	$863,242	$11	$(826,361)	$36,904
Issuance of common stock from at-the-market transactions, net of issuance costs of $185	1,041,201	—	5,780	—	—	5,780
Exercise of stock options	12,117	—	48	—	—	48
Vesting of restricted stock units and other stock awards	594,067	—	—	—	—	—
Stock-based compensation expense	—	—	4,660	—	—	4,660
Other comprehensive loss	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(19,306)	(19,306)
Balance at March 31, 2024	122,359,130	$12	$873,730	$(90)	$(845,667)	$27,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(19,306)	$(56,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	423	319
Net amortization of premiums and discounts on marketable securities	(1,117)	(1,411)
Stock-based compensation	4,660	6,407
Non-cash operating lease expense	745	669
Other non-cash items	70	152
Changes in operating assets and liabilities:
Accounts receivable	—	30,000
Prepaid expenses and other current assets	580	620
Accounts payable	(4,166)	4,728
Accrued expenses	(6,042)	(10,327)
Operating lease liabilities	(630)	(697)
Deferred revenue	(7,874)	(3,302)
Net cash used in operating activities	(32,657)	(29,005)

Cash flows from investing activities
Maturities of marketable securities	15,000	66,000
Purchase of marketable securities	(87,415)	(63,693)
Purchase of property and equipment	(132)	(911)
Net cash (used in) provided by investing activities	(72,547)	1,396

Cash flows from financing activities
Net proceeds from at-the-market facilities	5,846	21,730
Proceeds from exercise of stock options	48	34
Payment of debt issuance costs	—	(150)
Payments under finance lease obligations	(65)	(65)
Net cash provided by financing activities	5,829	21,549

Decrease in cash, cash equivalents and restricted cash	(99,375)	(6,060)
Cash, cash equivalents and restricted cash, beginning of period	175,039	129,363
Cash, cash equivalents and restricted cash, end of period	$75,664	$123,303

Supplemental cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$169
Common stock issuance costs in accounts payable and accrued expenses	$65	$66
Cash paid for interest	$871	$791
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements
(unaudited)

1. Nature of business and basis of presentation
Mersana Therapeutics, Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates ("ADCs") that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company’s next-generation ADC platforms include Dolasynthen, which delivers a proprietary auristatin payload, and Immunosynthen, which delivers a proprietary stimulator of interferon genes ("STING") agonist payload.
The Company is investigating XMT-1660, a B7-H4-directed Dolasynthen ADC, in a Phase 1 clinical trial enrolling patients with solid tumors, including in breast, endometrial and ovarian cancers. The Company initiated a Phase 1 clinical trial to investigate XMT-2056, an Immunosynthen STING-agonist ADC that is designed to target a novel epitope of human epidermal growth factor receptor 2 ("HER2"), in January 2023, enrolling previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers. In March 2023, following a voluntary suspension of this clinical trial by the Company, this clinical trial was placed on clinical hold by the U.S. Food and Drug Administration ("FDA"), and the FDA lifted this clinical hold in October 2023. During the three months ended March 31, 2024, the Company re-opened clinical sites and resumed patient recruitment for its Phase 1 clinical trial of XMT-2056. The Company also has two additional earlier stage preclinical candidates, XMT-2068 and XMT-2175, that leverage the Company's Immunosynthen platform.
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
The Company has incurred cumulative net losses since inception. For the three months ended March 31, 2024, the net loss was $19.3 million, compared to $56.2 million in the three months ended March 31, 2023. The Company expects to continue to incur operating losses for at least the next several years. As of March 31, 2024, the Company had an accumulated deficit of $845.7 million. The future success of the Company is dependent on, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, the statements of stockholders’ equity for the three months ended March 31, 2024 and 2023 and statements of cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period. Certain items in the prior period financial statements have been reclassified to conform to current period presentation.
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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2024 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity, or a remaining maturity at the time of purchase, of three months or less to be cash equivalents. The Company invests excess cash primarily in money market funds, treasury securities, commercial paper and government agency securities, which are highly liquid and have strong credit ratings. These investments are subject to minimal credit and market risks. Cash and cash equivalents are stated at cost, which approximates market value.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies, and the Company adopts such pronouncements as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards has had or may have a material impact on the Company's condensed consolidated financial statements or disclosures.
In November 2023, the FASB issued Accounting Standard Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact ASU 2023-07 may have on the Company's consolidated financial statements.
In December 2023, the FASB, issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-09 may have on the Company's consolidated financial statements.

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
During the three months ended March 31, 2024 and 2023, the Company recorded collaboration revenue of a de minimis amount and $0.7 million, respectively, related to its efforts under the GSK Agreement. As of March 31, 2024 and December 31, 2023, the Company had recorded $94.8 million and $94.6 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the performance obligations.

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
Pursuant to mutually agreed research and chemistry, manufacturing and controls ("CMC") plans, the Company will perform bioconjugation, production development, preclinical manufacturing, and certain related research and preclinical development activities, in order to progress the targets through investigational new drug application ("IND") submission for further development, manufacture and commercialization by Johnson & Johnson. The Company estimates that its activities under the research plans for the targets will be performed into 2025.
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
As of March 31, 2024, the revised total transaction price for the Johnson & Johnson Agreement was $48.0 million based on the reassessment of the constraint of certain development milestones and the remaining risks associated with the development required to achieve the milestones.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
In February 2024, the Company arranged to provide additional CMC activities to Johnson & Johnson (the "2024 CMC Arrangement) . These CMC activities are a single combined performance obligation. As of March 31, 2024, the transaction price was $5.0 million based on the total costs expected to be incurred to develop and manufacture drug substance. The Company is recognizing revenue related to the performance obligation over the estimated period of the CMC activities using a proportional performance model.
During the three months ended March 31, 2024 and 2023, the Company recorded collaboration revenue of $6.1 million and $1.5 million, respectively, related to its performance obligations under the Johnson & Johnson Agreement. As of March 31, 2024 and December 31, 2023, the Company had recorded $5.7 million and $10.4 million, respectively, in deferred revenue related to the Johnson & Johnson Agreement and the 2024 CMC Arrangement that will be recognized over the remaining performance period and classified as current on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
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
Pursuant to mutually agreed research and CMC plans, the Company will perform bioconjugation, production development, preclinical manufacturing, and certain related research and preclinical development activities, in order to progress the targets through IND (or foreign equivalent) submission for further development, manufacture and commercialization by Merck KGaA. The Company estimates that its activities under the research plans for the targets will be performed into 2026.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
During the three months ended March 31, 2024 and 2023, the Company recorded collaboration revenue of $3.2 million and $3.1 million, respectively, related to its efforts under the 2022 Merck KGaA Agreement. As of March 31, 2024 and December 31, 2023, the Company had recorded $17.1 million and $20.2 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2024
Contract liabilities:
Total deferred revenue	$125,314	$1,573	$9,247	$117,640

Three months ended March 31, 2023
Contract liabilities:
Total deferred revenue	$147,653	$—	$3,302	$144,351
The Company did not record any contract assets associated with its collaboration agreements as of March 31, 2024 and 2023.
During the three months ended March 31, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Three months ended March 31,
	2024	2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$9,245	$5,110
Other Revenue
The Company has provided limited services for a collaborator, Asana BioSciences, LLC ("Asana Biosciences"), pursuant to a 2012 research, development and license agreement (the "Asana Biosciences Agreement"). The Company did not recognize revenue related to these services during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recognized revenue of $2.5 million related to achievement of a development milestone under the Asana Biosciences Agreement.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value.

	March 31, 2024
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$28,658	$28,658	$—	$—
Marketable securities
U.S. treasury securities	$107,960	$107,960	$—	$—

	December 31, 2023
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$90,649	$90,649	$—	$—
U.S. treasury securities	24,889	24,889	—	—
	$115,538	$115,538	$—	$—
Marketable securities
U.S. treasury securities	$29,548	$29,548	$—	$—
U.S. government agency securities	4,975	—	4,975	—
	$34,523	$29,548	$4,975	$—
There were no changes in valuation techniques or transfers between fair value measurement levels during the three months ended March 31, 2024 or during the year ended December 31, 2023.
Investments classified as Level 1 within the valuation hierarchy generally consist of U.S. treasury securities and money market funds, as the fair value is readily determinable based on active daily markets for identical securities. Investments classified as Level 2 within the valuation hierarchy generally consist of U.S. government agency securities, as the fair value is readily determinable based on active daily markets for similar securities and other observable inputs. The Company estimates the fair values of investments by taking into consideration valuations obtained from third-party pricing sources.
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.
As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 7, Debt) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 7, Debt.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of March 31, 2024 and 2023.

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$174,561	$75,186	$128,885	$122,825
Restricted cash included in other assets, noncurrent	478	478	478	478
Total cash, cash equivalents and restricted cash per statement of cash flows	$175,039	$75,664	$129,363	$123,303
Marketable securities
The following tables summarize the Company's marketable securities held at March 31, 2024 and December 31, 2023.

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$108,050	$—	$(90)	$107,960

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$29,535	$13	$—	$29,548
U.S. government agency securities	4,977	—	(2)	4,975
Total	$34,512	$13	$(2)	$34,523
All of the Company's marketable securities are due within one year or less. The Company did not realize any gains or losses recognized on the sale of marketable securities during the three months ended March 31, 2024 and 2023, and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.
As of March 31, 2024, the Company's debt security portfolio consisted of 15 securities that were in an unrealized loss position and had an aggregate fair value of $103.1 million. There were no securities in an unrealized loss position for greater than 12 months as of March 31, 2024. The unrealized losses on the Company's marketable securities were caused by market interest rate increases. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for any debt securities in its portfolio for the three months ended March 31, 2024 and 2023.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
6. Accrued expenses
Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Accrued payroll and related expenses	$5,395	$8,807
Accrued research, development and non-clinical expenses	3,268	3,090
Accrued clinical expenses	3,119	5,063
Accrued manufacturing expenses	2,518	2,566
Accrued professional fees	995	936
Accrued restructuring expenses	202	1,047
Accrued other	359	389
	$15,856	$21,898
7. Debt
On October 29, 2021, the Company entered into a loan and security agreement (as amended on February 17, 2022, October 17, 2022, December 27, 2022, and March 23, 2023, the "New Credit Facility") with Silicon Valley Bank ("former SVB") and Oxford Finance LLC ("Oxford" and, together with former SVB and the other lenders from time to time a party thereto, the "Lenders"). In March 2023, Silicon Valley Bridge Bank, N.A ("SVBB"), as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company ("SVB"), which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a Lender. The New Credit Facility is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company has drawn $25.0 million under the New Credit Facility as of March 31, 2024. As of March 31, 2024, no additional borrowing amounts were available to the Company under the New Credit Facility.
Refer to Note 8, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information regarding the New Credit Facility. As of March 31, 2024, the Company was in compliance with all covenants under the New Credit Facility. There were no events of default under the New Credit Facility as of March 31, 2024.
The following is a summary of obligations under the New Credit Facility as of March 31, 2024:

(in thousands)	March 31, 2024
Total debt	$25,000
Less: Current portion of long-term debt	(5,208)
Total debt, net of current portion	19,792
Debt financing costs, net of accretion	(216)
Accretion related to final payment	522
Long-term debt, net	$20,098
Interest expense related to the New Credit Facility for the three months ended March 31, 2024 and 2023 was $0.9 million.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
8. Stockholders’ equity
Preferred stock
As of March 31, 2024, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
At-the-market ("ATM") equity offering program
In February 2022, the Company established an ATM equity offering program (the "February 2022 ATM"), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the three months ended March 31, 2023, the Company sold 256,386 shares of common stock under the February 2022 ATM, resulting in net proceeds of $1.6 million. As of March 31, 2023, the February 2022 ATM had been fully utilized.
In November 2022, the Company established an additional ATM equity offering program (the "November 2022 ATM"), pursuant to which it is able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. During the three months ended March 31, 2024 and 2023, the Company sold 1,041,201 and 3,278,707 shares of common stock under the November 2022 ATM, respectively, resulting in net proceeds of $5.8 million and $20.2 million, respectively. As of March 31, 2024, approximately $50.0 million remained unsold and available for sale under the November 2022 ATM.
In February 2024, the Company established an additional ATM equity offering program (the "February 2024 ATM"), pursuant to which it is able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. As of March 31, 2024, approximately $100.0 million remained unsold and available for sale under the February 2024 ATM.
Common stock
The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors of the Company (the "Board").
As of March 31, 2024 and December 31, 2023, there were 17,996,810 and 14,736,953, respectively, shares of common stock reserved for the exercise of outstanding stock options, restricted stock units ("RSUs") and warrants.

	March 31, 2024	December 31, 2023
Stock options	12,710,439	10,902,845
Restricted stock units	5,286,371	3,834,108
	17,996,810	14,736,953

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
In June 2017 the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan, shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2024, the number of shares of common stock issuable under the 2017 Plan was increased by 4,828,469 shares. During the three months ended March 31, 2024, the Company granted an aggregate of 4,580,278 RSUs and options to purchase shares of common stock to employees and non-employee directors under the 2017 Plan. As of March 31, 2024, there were 2,895,583 shares available for future issuance under the 2017 Plan.
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
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). As of March 31, 2024, there were 1,280,925 shares available for future issuance under the Inducement Plan.
As of March 31, 2024, there were options to purchase 457,500 shares of common stock outstanding which were granted as inducement awards prior to the establishment of the Inducement Plan.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2024	10,902,845	$7.42
Granted	2,289,529	$3.02
Exercised	(12,117)	$3.21
Cancelled/forfeited	(469,818)	$8.36
Outstanding at March 31, 2024	12,710,439	$6.59
Exercisable at March 31, 2024	6,626,590	$8.21
The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $2.60 and $6.06 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was immaterial. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was immaterial for the three months ended March 31, 2024 and 2023.
Restricted stock units and other awards
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date. In accordance with its non-employee director compensation policy, as in effect from time to time, the Company annually issues RSUs with a service condition to non-employee directors that typically vest one year from the date of grant, and the Company may also issue shares of common stock in lieu of cash retainer fees earned to certain non-employee directors, which shares are fully vested upon grant.
A summary of the RSU activity is as follows:

Number of Shares
Unvested at January 1, 2024	3,834,108
Granted	2,290,749
Vested	(594,067)
Forfeited(a)	(244,419)
Unvested at March 31, 2024	5,286,371
(a) Includes 14,467 rescinded RSUs.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the "2017 ESPP"). The number of shares of common stock issuable under the 2017 ESPP was increased by 450,000 on January 1, 2024. The Company did not issue shares under the 2017 ESPP during the three months ended March 31, 2024 and 2023. As of March 31, 2024, there were 814,283 shares available for issuance under the 2017 ESPP.
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
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options	$2,597	$4,219
Restricted stock units and other stock awards	1,949	1,893
Employee stock purchase plan	114	295
Stock-based compensation expense included in total operating expenses	$4,660	$6,407
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$2,528	$3,332
General and administrative	2,132	3,075
Stock-based compensation expense included in total operating expenses	$4,660	$6,407

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of March 31, 2024, there was $17.8 million and $15.9 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 2.0 years and 2.9 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.9%	3.6%
Expected dividend yield	—%	—%
Expected term (years)	6.06	6.07
Expected stock price volatility	115%	99%
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three months ended March 31, 2024	Three months ended March 31, 2023
Stock options	12,710,439	12,299,527
Unvested restricted stock units	5,286,371	3,447,387
Warrants	—	22,590
	17,996,810	15,769,504

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
11. Commitments
License agreements
During the three months ended March 31, 2024 and 2023, the Company did not record research and development expense related to non-refundable license payments.
During the three months ended March 31, 2024 and 2023, the Company did not record research and development expense related to development milestones.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission, or SEC, on February 28, 2024.
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
The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, including those risks identified under Part II, Item 1A. Risk Factors.
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
Our two clinical-stage product candidates are XMT-1660 and XMT-2056. XMT-1660 is a B7-H4-targeting Dolasynthen ADC designed with a precise, target-optimized DAR of 6 that we are investigating in a Phase 1 clinical trial. This trial is designed to assess the safety and tolerability of XMT-1660 and is currently enrolling patients with various tumors, including breast, endometrial and ovarian cancers. We have not yet established a maximum tolerated dose in this trial, and in light of the objective responses observed in the trial to date, we are continuing to enroll patients in dose escalation and backfill cohorts in order to optimize dose and schedule selection for further investigation in later stages of clinical development. We are also retrospectively assessing B7-H4 expression, based on fresh or archived tissue samples from participants in this trial, to inform our biomarker strategy. We expect to disclose initial dose escalation and backfill cohort data in the second half of 2024 and plan to initiate the expansion portion of the trial in the second half of 2024. XMT-2056 is a systemically-administered Immunosynthen ADC targeting a novel human epidermal growth factor receptor 2, or HER2, epitope with a DAR of 8 that we are investigating in a Phase 1 clinical trial for patients with HER2-expressing advanced or recurrent solid tumors, including breast, gastric, colorectal and non-small cell lung cancers. In the fourth quarter of 2023, we announced the resolution of a U.S. Food and Drug Administration, or FDA, clinical hold on our Phase 1 clinical trial of XMT-2056 in previously treated patients with advanced or recurrent solid tumors expressing HER2. During the first quarter of 2024, we re-opened clinical sites, and this trial is actively recruiting patients. We expect to advance the dose escalation portion of the trial in 2024.
We also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, that leverage our Immunosynthen platform.
In July 2023, we decided to discontinue the development of XMT-1536, otherwise known as upifitimab rilsodotin, or UpRi, and began a wind-down our UpRi-related development activities, including several clinical trials of UpRi, and our regulatory and commercial readiness efforts. At the same time, we announced that our board of directors had approved certain expense reduction measures, including a reduction of approximately 50% of our then-current employee base, or the Restructuring. Our wind-down of UpRi-related activities and the Restructuring were substantially complete as of December 31, 2023. Additionally, in May 2022, we made the decision to discontinue the development of XMT-1592, a Dolasynthen ADC that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer, or NSCLC, and to close this company-sponsored trial, which was completed in September 2022.
We have entered into a global collaboration providing GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, an exclusive option to co-develop and commercialize XMT-2056. In addition, we have established strategic research and development collaborations with Janssen Biotech, Inc., or Johnson & Johnson, and Ares Trading, S.A., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany, or each of these entities, as applicable, Merck KGaA, for the development and commercialization of additional ADC product candidates leveraging our proprietary platforms against a limited number of targets selected by our collaborators. We believe the potential of our ADC product candidates and platforms, supported by our scientific and technical expertise and enabled by our intellectual property strategy, all support our independent and collaborative efforts to discover and develop life-changing ADCs for patients fighting cancer.

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
Since inception, we have incurred significant cumulative operating losses. For the three months ended March 31, 2024, our net loss was $19.3 million, compared to $56.2 million in the three months ended March 31, 2023. As of March 31, 2024, we had an accumulated deficit of $845.7 million. We expect to continue to incur significant expenses and operating losses over the next several years as we:
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
In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany. The 2022 Merck KGaA Agreement provides for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Merck KGaA's cost. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended March 31, 2024 and 2023, we recognized $3.2 million and $3.1 million, respectively, of collaboration revenue related to the 2022 Merck KGaA Agreement.

In August 2022, we entered into a collaboration, option and license agreement, or the GSK Agreement, with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During the three months ended March 31, 2024 and 2023, we recognized a de minimis amount and $0.7 million, respectively, of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into a research collaboration and license agreement with Johnson & Johnson for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. We refer to such agreement, as amended on July 14, 2023 and September 25, 2023, as the Johnson & Johnson Agreement. Johnson & Johnson is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Johnson & Johnson's cost. Johnson & Johnson has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended March 31, 2024 and 2023 we recognized $6.1 million and $1.5 million, respectively, of collaboration revenue related to performance under the Johnson & Johnson Agreement.
During the three months ended March 31, 2023 we recognized $2.5 million of revenue related to achievement of a development milestone related to Asana BioSciences, LLC, or Asana Biosciences.
For the foreseeable future, we expect substantially all of our revenue to be generated from our collaboration agreements with GSK, Johnson & Johnson and Merck KGaA. Given the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments or any royalty payments under these collaborations.
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
We have not historically allocated our internal research and development expenses on a program-by-program basis as our employees and other resources are deployed across multiple projects under development. Internal research and development expenses are presented as one total. Our internal research and development costs are primarily personnel-related costs, stock-based compensation costs, and facility costs, including depreciation and lab consumables.
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our product candidates XMT-2068 and XMT-2175 and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the three month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
XMT-1660 external costs	$2,866	$3,507
XMT-2056 external costs	1,061	2,939
UpRi external costs	440	16,854
Preclinical and discovery costs	146	1,539
XMT-1592 external costs	—	332
Internal research and development costs	14,173	22,104
Total research and development costs	$18,686	$47,275
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

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items:

	Three Months Ended March 31,		Dollar Change
(in thousands)	2024	2023
Collaboration revenue	$9,245	$7,802	$1,443
Operating expenses:
Research and development	18,686	47,275	(28,589)
General and administrative	11,560	18,328	(6,768)
Total operating expenses	30,246	65,603	(35,357)
Other income (expense):
Interest income	2,697	2,621	76
Interest expense	(1,002)	(983)	(19)
Total other income, net	1,695	1,638	57
Net loss	$(19,306)	$(56,163)	$36,857
Collaboration Revenue
Collaboration revenue increased by $1.4 million, from $7.8 million during the three months ended March 31, 2023 to $9.2 million during the three months ended March 31, 2024, primarily due to an increase over the prior year period of $4.6 million in collaboration revenue recognized under the Johnson & Johnson Agreement partially offset by a decrease over the prior year period of $2.5 million in collaboration revenue recognized under the Asana Biosciences Agreement related to the achievement of a development milestone in 2023.
Research and Development Expense
Research and development expense decreased by $28.6 million, from $47.3 million for the three months ended March 31, 2023 to $18.7 million for the three months ended March 31, 2024.

The decrease in research and development expense was primarily attributable to the following:
•a decrease of $16.0 million related to manufacturing and clinical development activities for UpRi;
•a decrease of $6.2 million related to employee compensation (excluding stock-based compensation), primarily due to a reduction in headcount following the Restructuring;
•a decrease of $2.4 million related to manufacturing activities for XMT-1660 and the Dolasynthen platform;
•a decrease of $2.0 million related to consulting and professional services fees; and
•a decrease of $1.9 million related to manufacturing and clinical development activities for XMT-2056.
These decreased costs were partially offset by an increase of $0.9 million related to clinical development activities for XMT-1660.
Stock-based compensation expense included in research and development expense decreased by $0.8 million primarily due to a reduction in headcount following the Restructuring.
General and Administrative Expense
General and administrative expense decreased by $6.8 million, from $18.3 million during the three months ended March 31, 2023 to $11.6 million during the three months ended March 31, 2024. The decrease in general and administrative expense was primarily due to a decrease of $4.5 million related to consulting and professional services fees and a decrease of $1.5 million related to employee compensation (excluding stock-based compensation) as a result of a decrease in headcount following the Restructuring.
Stock-based compensation expense included in general and administrative expense decreased $0.9 million primarily due to a reduction in headcount following the Restructuring.
Total Other Income, net
Total other income, net was consistent at $1.7 million during the three months ended March 31, 2024 compared to $1.6 million during the three months ended March 31, 2023.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic collaborations, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs.
In February 2022, we entered into a sales agreement, or the February 2022 ATM, with Cowen and Company, LLC, or Cowen, as sales agent, under which we were able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. During the three months ended March 31, 2023, we sold approximately 0.3 million shares of common stock under the February 2022 ATM, resulting in gross and net proceeds of $1.6 million. As of March 31, 2023, there were no amounts remaining unsold and available for sale under the February 2022 ATM.

In November 2022, we entered into an additional sales agreement, or the November 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $150.0 million of our common stock from time to time at prevailing market prices. During the three months ended March 31, 2023, we sold approximately 3.3 million shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $20.7 million and $20.2 million, respectively. During the three months ended March 31, 2024, we sold approximately 1.0 million shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $6.0 million and $5.8 million, respectively. Approximately $50.0 million remained unsold and available for sale under the November 2022 ATM as of March 31, 2024.
In February 2024, we entered into an additional sales agreement, or the February 2024 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. We did not sell any shares of common stock pursuant to the February 2024 ATM during the three months ended March 31, 2024, and $100.0 million remained unsold and available for sale under the February 2024 ATM as of March 31, 2024.
On October 29, 2021, we entered into a loan and security agreement with Oxford Finance LLC as the collateral agent and a lender, Silicon Valley Bank, or former SVB, as a lender, and the other lenders from time to time a party thereto, or collectively the Lenders. In March 2023, Silicon Valley Bridge Bank, N.A., or SVBB, as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or SVB, which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a lender. we refer to this loan and security agreement, as amended on February 17, 2022, October 17, 2022, December 27, 2022 and March 23, 2023, as the New Credit Facility. As of March 31, 2024, we have borrowed $25.0 million under the New Credit Facility, and no additional borrowing amounts are available to us under the New Credit Facility. We are obligated to make interest-only payments through November 1, 2024, followed by equal monthly principal payments and applicable interest through the maturity date of October 1, 2026. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation.
As of March 31, 2024, we had cash, cash equivalents and marketable securities of $183.1 million. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our ongoing collaboration agreements with GSK, Johnson & Johnson and Merck KGaA. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.

Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(32,657)	$(29,005)
Net cash (used in) provided by investing activities	(72,547)	1,396
Net cash provided by financing activities	5,829	21,549
Decrease in cash, cash equivalents and restricted cash	$(99,375)	$(6,060)
Net Cash Used in Operating Activities
Net cash used in operating activities was $32.7 million during the three months ended March 31, 2024 and primarily consisted of a net loss of $19.3 million, adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $4.7 million and net amortization of premiums and discounts on marketable securities of $1.1 million. Net cash used in operating activities was $29.0 million during the three months ended March 31, 2023 and primarily consisted of a net loss of $56.2 million adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items including stock-based compensation of $6.4 million and net amortization of premiums and discounts on marketable securities of $1.4 million.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $72.5 million during the three months ended March 31, 2024 as compared to net cash provided by investing activities of $1.4 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities. During the three months ended March 31, 2023, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $5.8 million during the three months ended March 31, 2024 as compared to $21.5 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, net cash provided by financing activities consisted primarily of proceeds from sales of shares of common stock under our November 2022 ATM of $5.8 million. During the three months ended March 31, 2023, net cash provided by financing activities consisted primarily of proceeds from sales of common stock under our February 2022 ATM and November 2022 ATM of $21.7 million.
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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $183.1 million. We believe our currently available funds will be sufficient to fund our current operating plan commitments into 2026. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Until such time, if ever, that we can generate substantial product revenues, we expect to finance our cash needs through a combination of strategic collaborations, licensing arrangements, equity offerings and debt financings. We have the potential to earn cash milestone payments in connection with our ongoing agreements with GSK, Johnson & Johnson and Merck KGaA, if research and development activities are successful under our collaborations with those parties. If we raise funds through additional strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
Contractual Obligations
During the three months ended March 31, 2024, there were no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.
Critical Accounting Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates as reported under the heading “Critical Accounting Policies and Significant Judgements and Estimates” in Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $183.1 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities are invested in U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.
The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of March 31, 2024, there was $25.0 million outstanding under the New Credit Facility, and a potential change in the associated interest rates would likely be immaterial to the results of our operations.
Foreign Currency Exchange Rate Risks
As of March 31, 2024, we were not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2024, including our consolidated financial statements and related notes thereto, should be carefully considered before making any decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. We cannot provide assurance that any of the events discussed below will not occur.

Risks Related to Development and Approval of Our Antibody-Drug Conjugate, or ADC, Product Candidates
We are currently evaluating a limited number of ADC product candidates in clinical trials. A failure of any of our product candidates in clinical development would adversely affect our business and may require us to discontinue development of other ADC product candidates based on the same technology.
XMT-1660 and XMT-2056 are currently our only product candidates being evaluated in clinical trials. Following our announcement in July 2023 that the data in our single-arm registrational trial evaluating our former lead product candidate, upifitamab rilsodotin, or UpRi, in patients with platinum-resistant ovarian cancer, which we refer to as UPLIFT, did not meet its primary endpoint, we wound down our UpRi-related development activities, and we terminated our Phase 1 combination trial exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer, which we refer to as UPGRADE-A, and our Phase 3 clinical trial of UpRi as a monotherapy maintenance treatment following treatment with platinum doublets in recurrent platinum-sensitive ovarian cancer, which we refer to as UP-NEXT. Additionally, our clinical trial of XMT-2056 was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, between March 2023 and October 2023. This trial is now actively recruiting patients. While we have certain other preclinical programs in development, it will take additional investment and time, and regulatory clearance, for such programs to reach the clinical stage of development. In addition, we have other product candidates in our current pipeline that are based on the same platforms as XMT-1660 and XMT-2056. If a product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of XMT-1660 or XMT-2056 or of any other current or future product candidate, or if XMT-1660 or XMT-2056 or any other current or future product candidate were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

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
Similarly, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In March 2023, we announced that the FDA had issued a clinical hold on our Phase 1 trial of XMT-2056 following our communication to the FDA that we were voluntarily suspending the trial due to a Grade 5 (fatal) serious adverse event, or SAE, that was deemed to be related to XMT-2056. The SAE occurred in the second patient who had been enrolled at the initial dose level in the dose escalation portion of the Phase 1 clinical trial. On October 31, 2023, we announced that the FDA had lifted the clinical hold and that we had lowered the starting dose in our Phase 1 dose escalation design, and this trial is now actively recruiting patients.
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
From time to time, we may announce or publish preliminary, interim or top-line data from our clinical trials. Positive preliminary data may not be predictive of such trial’s subsequent or overall results. Interim data from clinical trials that we may complete do not necessarily predict final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data we may publish. We plan to disclose initial data from our Phase 1 clinical trial of XMT-1660 in the second half of 2024, but those data may be materially different from final data in the trial. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to commence, enroll or complete our current and anticipated clinical trials. In June 2023, we announced that our UP-NEXT and UPGRADE-A clinical trials of UpRi had been placed on partial clinical hold by the FDA following submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appear to occur at a higher rate than background. In July 2023, following our announcement that the data in our UPLIFT clinical trial of UpRi did not meet its primary endpoint and our plans to wind-down UpRi-related development activities, we terminated our UPGRADE-A and UP-NEXT clinical trials of UpRi. Additionally, in March 2023, we announced that our Phase 1 clinical trial of XMT-2056 had been placed on clinical hold by the FDA following a Grade 5 SAE. The FDA lifted this clinical hold in October 2023, and we have re-opened clinical sites and are actively recruiting patients for this clinical trial. If we or our collaborators are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our collaborators’ product candidates based on our technology.
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

For example, patients in our clinical trials of UpRi, for which we discontinued development in 2023 and which was developed using our Dolaflexin platform, experienced severe TRAEs including, without limitation, death, hemorrhage, aspartate aminotransferase, or AST, elevation, nausea, platelet count decrease (including thrombocytopenia), fatigue, anemia, pyrexia, alanine aminotransferase, or ALT, elevation, blood alkaline phosphatase/lactate dehydrogenase, or ALP/LDH, increase, proteinuria, vomiting, asthenia, diarrhea, headache, peripheral neuropathy, neutropenia and pneumonitis. Also, patients in our clinical trial of XMT-1592, for which we discontinued development in May 2022 and which was developed using our Dolasynthen platform, also experienced severe TRAEs of anemia and pneumonitis. Additionally, our Phase 1 clinical trial of XMT-2056, which was developed using our Immunosynthen platform, was placed on clinical hold by the FDA from March 2023 to October 2023 following a Grade 5 SAE.
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
Our cash, cash equivalents and marketable securities were $183.1 million as of March 31, 2024. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing XMT-1660, XMT-2056 and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for any current or future product candidates, including delays in enrollment of patients. We may also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities in the future.
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
We have incurred net losses since our inception. Our net loss was $19.3 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $845.7 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues for the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
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
In October 2021, we entered into a loan and security agreement with Oxford Finance LLC as the collateral agent and a lender, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender, and the other lenders party thereto, or collectively the Lenders. We refer to the loan and security agreement, as amended on February 17, 2022, October 17, 2022, December 27, 2022 and March 23, 2023, as the New Credit Facility. Pursuant to the New Credit Facility we have borrowed $25 million, and no additional borrowing amounts are available to us under the New Credit Facility. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds from intellectual property), and a negative pledge on intellectual property.
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
In the United States, the prices of pharmaceutical products are increasingly subject to review and legislative actions to exert government regulation over the costs of such products. Further, in a number of foreign countries, including member states of the European Union, or EU Member States, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other trials that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic collaborators. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic collaborators and the potential profitability of our product candidates in those countries would be negatively affected.
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

In addition, our existing licenses and collaboration agreements, including our license with Merck KGaA for intellectual property covering the Immunosynthen platform; our potential license with GSK for intellectual property covering XMT-2056; our license with Johnson & Johnson for intellectual property covering the Dolasynthen platform and our license with Synaffix B.V., or Synaffix, for intellectual property covering components included in the Dolasynthen platform, impose, and any future licenses, collaborations or other agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution, challenge and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, including, in the case of our agreement with Merck KGaA, the license for the rights covering the Immunosynthen platform; in the case of our agreement with GSK, the potential license for the rights covering XMT-2056; in the case of our agreement with Johnson & Johnson, the license for the rights covering the Dolasynthen platform; and, in the case of our agreement with Synaffix, the license for the rights covering components in the Dolasynthen platform. In the case of our agreements with Merck KGaA, GSK, and Johnson & Johnson, any such termination of the license agreement may result in the delay or termination of development of product candidates under the relevant agreement for which we may have otherwise been entitled to receive financial payments. In the case of our agreement with Synaffix B.V., any such termination of the license agreement could result in us being unable to develop, manufacture, sublicense and commercialize products covered by the licensed intellectual property such as products using the current Dolasynthen platform, including XMT-1660. Any of the foregoing could result in us being unable to develop, manufacture and sell products that are covered by the licensed intellectual property or enable a competitor to gain access to the licensed technology. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreements, including:
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
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and patent applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. We rely on outside counsel and other professional advisors to help us comply with these requirements, and in certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. Here too, we rely on outside counsel and other professional advisors to help us comply with these requirements, and in certain circumstances, we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug and Cosmetic Act, or FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
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
On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the Appeals Court decision. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision. The Supreme Court heard oral arguments in this case on March 26, 2024, and a decision is expected in July 2024.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or the PPACA, as amended by the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.
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

In addition, in October 2020, the U.S. Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act, or IRA.
On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
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
On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, if approved, any of which could adversely affect our business, results of operations and financial condition.
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
In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

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
Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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
Following the withdrawal of the United Kingdom from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. The Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is effective in the United Kingdom. Transfers of personal data from the EEA to the United Kingdom are currently lawful under the GDPR because of a June 2021 adequacy decision from the European Commission. However, this decision may be challenged in court. The United Kingdom has determined that it considers all of the European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.
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
Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU. Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
Further, some of our manufacturers and suppliers and located in China. Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. In addition, the recently proposed BIOSECURE Act introduced in the House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.
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
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on members of our senior management, including Martin Huber, M.D., our President and Chief Executive Officer, who succeeded Anna Protopapas in that role in September 2023. We also announced the departures of our Chief Medical Officer and Chief People Officer in September 2023. The loss of the services of any additional members of our senior management could impede the achievement of our research, development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
Recruiting and retaining qualified scientific, clinical, sales and marketing personnel will also be critical to our success. We conduct our operations at our facility in Cambridge, Massachusetts, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Further, in July 2023, we announced a reduction-in-force of approximately 50% of our then-current employee base, or the Restructuring, which Restructuring was substantially completed as of December 31, 2023. The Restructuring may make future retention and recruiting of qualified personnel more difficult. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed or have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
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
Our stock price has been and may continue to be volatile. During the period from May 3, 2021 to May 3, 2024, the closing price of our common stock ranged from a high of $15.77 per share to a low of $1.06 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
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
There can be no assurance that our efforts to maintain or improve our control processes will ultimately be successful or avoid potential future material weaknesses. We implemented the Restructuring in 2023, which resulted, in some instances, in different employees performing internal control activities than those who have previously performed those activities. A changing operating environment increases the risk that our system of internal controls is not designed effectively or that internal control activities will not occur as designed. The Restructuring and any further departures of accounting or finance function employees or consultants, or of individuals in other business areas responsible for overseeing key internal controls, may increase the likelihood of future internal controls deficiencies. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
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

Item 5. Other Information
None of our directors or officers adopted or terminated a Rule 10b5–1 trading arrangement or a non-10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2024.

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
10.1
Sales Agreement, dated February 28, 2024, by and between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mersana Therapeutics, Inc.

Dated: May 9, 2024	By:	/s/ Martin Huber
Martin Huber, M.D. President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: May 9, 2024	By:	/s/ Brian DeSchuytner
Brian DeSchuytner Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)