Form 10-Q
period 2024-06-30
Mersana Therapeutics, Inc.
filed 2024-08-13
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 122,675,051 shares of Common Stock ($0.0001 par value per share) outstanding as of August 9, 2024.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$58,998	$174,561
Short-term marketable securities	103,744	34,523
Accounts receivable	1,570	—
Prepaid expenses and other current assets	4,651	4,973
Total current assets	168,963	214,057
Property and equipment, net	3,005	3,831
Operating lease right-of-use assets	6,182	7,694
Other assets, noncurrent	978	478
Total assets	$179,128	$226,060
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,013	$7,319
Accrued expenses	17,782	21,898
Deferred revenue	29,345	28,147
Operating lease liabilities	3,654	3,252
Short-term debt	8,333	2,083
Other current liabilities	57	938
Total current liabilities	62,184	63,637
Operating lease liabilities, noncurrent	3,271	5,149
Long-term debt, net	17,049	23,148
Deferred revenue, noncurrent	87,571	97,167
Other liabilities, noncurrent	626	55
Total liabilities	170,701	189,156
Commitments (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 122,675,051 and 120,711,745 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	878,421	863,242
Accumulated other comprehensive (loss) income	(71)	11
Accumulated deficit	(869,935)	(826,361)
Total stockholders’ equity	8,427	36,904
Total liabilities and stockholders’ equity	$179,128	$226,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$2,293	$10,654	$11,538	$18,456
Operating expenses:
Research and development	17,245	48,968	35,931	96,243
General and administrative	10,503	18,187	22,063	36,515
Total operating expenses	27,748	67,155	57,994	132,758
Other income (expense):
Interest income	2,170	3,219	4,867	5,840
Interest expense	(983)	(1,025)	(1,985)	(2,008)
Total other income, net	1,187	2,194	2,882	3,832
Net loss	(24,268)	(54,307)	(43,574)	(110,470)
Other comprehensive loss
Unrealized gain (loss) on marketable securities	19	(61)	(82)	103
Comprehensive loss	$(24,249)	$(54,368)	$(43,656)	$(110,367)
Net loss attributable to common stockholders — basic and diluted	$(24,268)	$(54,307)	$(43,574)	$(110,470)
Net loss per share attributable to common stockholders — basic and diluted	$(0.20)	$(0.47)	$(0.36)	$(0.99)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	122,440,124	115,608,156	121,932,540	111,583,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	105,144,864	$11	$746,889	$(152)	$(654,691)	$92,057
Issuance of common stock from at-the-market transactions, net of issuance costs of $558	3,535,093	—	21,795	—	—	21,795
Exercise of stock options	8,826	—	34	—	—	34
Vesting of restricted stock units	372,291	—	—	—	—	—
Stock-based compensation expense	—	—	6,407	—	—	6,407
Other comprehensive gain	—	—	—	164	—	164
Net loss	—	—	—	—	(56,163)	(56,163)
Balance at March 31, 2023	109,061,074	$11	$775,125	$12	$(710,854)	$64,294
Issuance of common stock from at-the-market transactions, net of issuance costs of $1,524	10,929,438	1	71,874	—	—	71,875
Exercise of stock options	88,770	—	393	—	—	393
Vesting of restricted stock units	88,690	—	—	—	—	—
Purchase of common stock under ESPP	291,260	—	963	—	—	963
Stock-based compensation expense	—	—	6,643	—	—	6,643
Other comprehensive loss	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(54,307)	(54,307)
Balance at June 30, 2023	120,459,232	$12	$854,998	$(49)	$(765,161)	$89,800

Balance at December 31, 2023	120,711,745	$12	$863,242	$11	$(826,361)	$36,904
Issuance of common stock from at-the-market transactions, net of issuance costs of $185	1,041,201	—	5,780	—	—	5,780
Exercise of stock options	12,117	—	48	—	—	48
Vesting of restricted stock units and other stock awards	594,067	—	—	—	—	—
Stock-based compensation expense	—	—	4,660	—	—	4,660
Other comprehensive loss	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(19,306)	(19,306)
Balance at March 31, 2024	122,359,130	$12	$873,730	$(90)	$(845,667)	$27,985
Exercise of stock options	2,106	—	8	—	—	8
Vesting of restricted stock units and other stock awards	160,086	—	—	—	—	—
Purchase of common stock under ESPP	153,729	—	258	—	—	258
Stock-based compensation expense	—	—	4,425	—	—	4,425
Other comprehensive gain	—	—	—	19	—	19
Net loss	—	—	—	—	(24,268)	(24,268)
Balance at June 30, 2024	122,675,051	$12	$878,421	$(71)	$(869,935)	$8,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(43,574)	$(110,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	826	643
Net amortization of premiums and discounts on marketable securities	(2,402)	(3,191)
Stock-based compensation	9,085	13,050
Non-cash operating lease expense	1,512	1,344
Other non-cash items	153	319
Changes in operating assets and liabilities:
Accounts receivable	(1,570)	30,000
Prepaid expenses and other current assets	321	(1,992)
Other assets	(500)	—
Accounts payable	(4,174)	3,337
Accrued expenses	(4,116)	(9,502)
Operating lease liabilities	(1,476)	(1,421)
Deferred revenue	(8,597)	(12,956)
Net cash used in operating activities	(54,512)	(90,839)

Cash flows from investing activities
Maturities of marketable securities	40,000	119,000
Purchase of marketable securities	(106,901)	(121,733)
Purchase of property and equipment	(132)	(1,310)
Net cash used in investing activities	(67,033)	(4,043)

Cash flows from financing activities
Net proceeds from at-the-market facilities	5,780	93,620
Proceeds from exercise of stock options	56	427
Proceeds from purchases of common stock under ESPP	258	963
Payment of debt issuance costs	—	(150)
Payments under finance lease obligations	(112)	(131)
Net cash provided by financing activities	5,982	94,729

Decrease in cash, cash equivalents and restricted cash	(115,563)	(153)
Cash, cash equivalents and restricted cash, beginning of period	175,039	129,363
Cash, cash equivalents and restricted cash, end of period	$59,476	$129,210

Supplemental cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$367
Common stock issuance costs in accounts payable and accrued expenses	$—	$81
Cash paid for interest	$1,751	$1,637
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
The Company is investigating XMT-1660, a B7-H4-directed Dolasynthen ADC, in a Phase 1 clinical trial enrolling patients with solid tumors, including in breast, endometrial and ovarian cancers. The Company initiated a Phase 1 clinical trial to investigate XMT-2056, an Immunosynthen STING-agonist ADC that is designed to target a novel epitope of human epidermal growth factor receptor 2 ("HER2"), in January 2023, enrolling previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers. In March 2023, following a voluntary suspension of this clinical trial by the Company, this clinical trial was placed on clinical hold by the U.S. Food and Drug Administration ("FDA"), and the FDA lifted this clinical hold in October 2023. The Company is currently enrolling patients in its Phase 1 clinical trial of XMT-2056. The Company also has two additional earlier stage preclinical candidates, XMT-2068 and XMT-2175, that leverage the Company's Immunosynthen platform.
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
The Company has incurred cumulative net losses since inception. For the three months ended June 30, 2024, the net loss was $24.3 million, compared to $54.3 million in the three months ended June 30, 2023. For the six months ended June 30, 2024, the net loss was $43.6 million, compared to $110.5 million in the six months ended June 30, 2023. The Company expects to continue to incur operating losses for at least the next several years. As of June 30, 2024, the Company had an accumulated deficit of $869.9 million. The future success of the Company is dependent upon, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023, the statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and statements of cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period. Certain items in the prior period financial statements have been reclassified to conform to current period presentation.
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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2024 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

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
During the three and six months ended June 30, 2024, the Company recorded collaboration revenue of a de minimis amount related to its efforts under the GSK agreement. During the three and six months ended June 30, 2023, the Company recorded collaboration revenue of $0.6 million and $1.3 million, respectively, related to its efforts under the GSK Agreement. As of June 30, 2024 and December 31, 2023, the Company had recorded $94.5 million and $94.6 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the performance obligations.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Johnson & Johnson
In February 2022, the Company entered into a research collaboration and license agreement with Janssen Biotech Inc. ("Johnson & Johnson" and such agreement, as amended on July 14, 2023 and September 25, 2023, the "Johnson & Johnson Agreement") focused on the research, development and commercialization of novel ADCs for three oncology targets by leveraging Mersana’s ADC expertise and Dolasynthen platform with Johnson & Johnson’s proprietary antibodies. Upon execution of the Johnson & Johnson Agreement, the Company received a non-refundable upfront payment of $40.0 million. Johnson & Johnson may select up to three targets and may substitute each target once prior to a substitution deadline. Johnson & Johnson is not required to pay a fee for its first substitution right, but must pay a one-time fee for access to the subsequent substitution rights following its exercise of its second substitution right. During the year ended December 31, 2023, Johnson & Johnson exercised its first substitution right for a certain target.
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
Johnson & Johnson is required to pay for the Company's CMC activities at agreed-upon rates. Unless earlier terminated, the Johnson & Johnson Agreement will expire upon the expiration of the last royalty term for a product under the Johnson & Johnson Agreement.
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
The Company determined that the consideration for CMC activities represents variable consideration. CMC activities for one of the three designated targets have been initiated. The Company has elected to apply the right to invoice practical expedient in accordance with ASC 606 related to the CMC activities under the Johnson & Johnson Agreement. As such, the Company will recognize revenue related to the CMC activities when the services are performed over the corresponding CMC plan for a given target.
As of June 30, 2024, the revised total transaction price for the Johnson & Johnson Agreement was $48.0 million based on the reassessment of the constraint of certain development milestones and the remaining risks associated with the development required to achieve the milestones. As of June 30, 2024, the Company considered these milestones to be fully constrained as achievement was outside the control of the Company.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
In February 2024, the Company arranged to provide additional CMC activities to Johnson & Johnson (the "2024 CMC Arrangement"). These CMC activities are a single combined performance obligation. As of June 30, 2024, the transaction price was $5.0 million based on the total costs expected to be incurred to develop and manufacture drug substance. The Company is recognizing revenue related to the performance obligation over the estimated period of the CMC activities using a proportional performance model. During the three months ended June 30, 2024, the Company charged Johnson & Johnson $1.6 million pursuant to the 2024 CMC Arrangement, which amount has been recorded as an accounts receivable on the consolidated balance sheet. As of June 30, 2024, no revenue has been recognized under the 2024 CMC Arrangement.
During the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023 the Company recorded collaboration revenue of $1.8 million, $7.5 million, $7.9 million, and $9.1 million, respectively, related to its performance obligations under the Johnson & Johnson Agreement. During the three months ended June 30, 2023, the Company recognized revenue of $2.0 million related to achievement of a development milestone under the Johnson & Johnson Agreement for which performance obligations were previously completed. As of June 30, 2024 and December 31, 2023, the Company had recorded $5.4 million and $10.4 million, respectively, in deferred revenue related to the Johnson & Johnson Agreement and the 2024 CMC Arrangement that will be recognized over the remaining performance period and classified as current on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
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
During the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023 the Company recorded collaboration revenue of a de minimis amount, $2.5 million, $3.2 million, and $5.6 million, respectively, related to its efforts under the 2022 Merck KGaA Agreement. As of June 30, 2024 and December 31, 2023, the Company had recorded $17.0 million and $20.2 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2024
Contract liabilities:
Total deferred revenue	$125,314	$2,940	$11,338	$116,916

Six months ended June 30, 2023
Contract liabilities:
Total deferred revenue	$147,653	$808	$13,764	$134,697
The Company did not record any contract assets associated with its collaboration agreements as of June 30, 2024 and 2023.
During the three and six months ended June 30, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$2,293	$8,497	$11,231	$13,607
Other Revenue
The Company has provided limited services for a collaborator, Asana BioSciences, LLC ("Asana Biosciences"), pursuant to a 2012 research, development and license agreement (the "Asana Biosciences Agreement"). The Company did not recognize revenue related to these services during the three and six months ended June 30, 2024 and 2023. During the six months ended June 30, 2023, the Company recognized revenue of $2.5 million related to achievement of a development milestone under the Asana Biosciences Agreement for which performance obligations were previously completed.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value.

	June 30, 2024
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$34,586	$34,586	$—	$—
Marketable securities
U.S. treasury securities	$103,744	$103,744	$—	$—

	December 31, 2023
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$90,649	$90,649	$—	$—
U.S. treasury securities	24,889	24,889	—	—
	$115,538	$115,538	$—	$—
Marketable securities
U.S. treasury securities	$29,548	$29,548	$—	$—
U.S. government agency securities	4,975	—	4,975	—
	$34,523	$29,548	$4,975	$—
There were no changes in valuation techniques or transfers between fair value measurement levels during the six months ended June 30, 2024 or during the year ended December 31, 2023.
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
As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 7, Debt) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 7, Debt.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of June 30, 2024 and 2023.

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$174,561	$58,998	$128,885	$128,732
Restricted cash included in other assets, noncurrent	478	478	478	478
Total cash, cash equivalents and restricted cash per statement of cash flows	$175,039	$59,476	$129,363	$129,210
The restricted cash is held as a security deposit for a standby letter of credit related to the Company's facility lease.
Marketable securities
The following tables summarize the Company's marketable securities held at June 30, 2024 and December 31, 2023.

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$103,815	$1	$(72)	$103,744

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$29,535	$13	$—	$29,548
U.S. government agency securities	4,977	—	(2)	4,975
Total	$34,512	$13	$(2)	$34,523
All of the Company's marketable securities are due within one year or less. The Company did not realize any gains or losses recognized on the sale of marketable securities during the six months ended June 30, 2024 and 2023, and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.
As of June 30, 2024, the Company's debt security portfolio consisted of 13 securities that were in an unrealized loss position and had an aggregate fair value of $89.1 million. There were no securities in an unrealized loss position for greater than 12 months as of June 30, 2024. The unrealized losses on the Company's marketable securities were caused by market interest rate increases. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for any debt securities in its portfolio for the six months ended June 30, 2024 and 2023.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
6. Accrued expenses
Accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Accrued payroll and related expenses	$7,810	$8,807
Accrued research, development and non-clinical expenses	3,039	3,090
Accrued manufacturing expenses	2,950	2,566
Accrued clinical expenses	2,813	5,063
Accrued professional fees	817	936
Accrued restructuring expenses	—	1,047
Accrued other	353	389
	$17,782	$21,898
7. Debt
On October 29, 2021, the Company entered into a loan and security agreement (as amended on February 17, 2022, October 17, 2022, December 27, 2022, and March 23, 2023, the "New Credit Facility") with Silicon Valley Bank ("former SVB") and Oxford Finance LLC ("Oxford" and, together with former SVB and the other lenders from time to time a party thereto, the "Lenders"). In March 2023, Silicon Valley Bridge Bank, N.A ("SVBB"), as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company ("SVB"), which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a Lender. The New Credit Facility is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company has drawn $25.0 million under the New Credit Facility as of June 30, 2024. As of June 30, 2024, no additional borrowing amounts were available to the Company under the New Credit Facility.
Refer to Note 8, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, for more information regarding the New Credit Facility. As of June 30, 2024, the Company was in compliance with all covenants under the New Credit Facility. There were no events of default under the New Credit Facility as of June 30, 2024.
The following is a summary of obligations under the New Credit Facility as of June 30, 2024:

(in thousands)	June 30, 2024
Total debt	$25,000
Less: Current portion of long-term debt	(8,333)
Total debt, net of current portion	16,667
Debt financing costs, net of accretion	(194)
Accretion related to final payment	576
Long-term debt, net	$17,049
Interest expense related to the New Credit Facility for each of the three months ended June 30, 2024 and 2023 was $1.0 million and for each of the six months ended June 30, 2024 and 2023 was $1.9 million.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
8. Stockholders’ equity
Preferred stock
As of June 30, 2024, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
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
In November 2022, the Company established an additional ATM equity offering program (the "November 2022 ATM"), pursuant to which it is able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. During the six months ended June 30, 2024 and 2023, the Company sold 1,041,201 and 14,208,145 shares of common stock under the November 2022 ATM, respectively, resulting in net proceeds of $5.8 million and $92.2 million, respectively. As of June 30, 2024, approximately $50.0 million remained unsold and available for sale under the November 2022 ATM.
In February 2024, the Company established an additional ATM equity offering program (the "February 2024 ATM"), pursuant to which it is able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. As of June 30, 2024, $100.0 million remained unsold and available for sale under the February 2024 ATM.
Common stock
The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors of the Company (the "Board").
As of June 30, 2024 and December 31, 2023, there were 17,583,202 and 14,736,953 shares, respectively, of common stock reserved for the exercise of outstanding stock options and restricted stock units ("RSUs").

	June 30, 2024	December 31, 2023
Stock options	12,642,352	10,902,845
Restricted stock units	4,940,850	3,834,108
	17,583,202	14,736,953

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
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan, shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2024, the number of shares of common stock issuable under the 2017 Plan was increased by 4,828,469 shares. During the six months ended June 30, 2024, the Company granted an aggregate of 4,969,274 RSUs and options to purchase shares of common stock to employees and non-employee directors under the 2017 Plan. As of June 30, 2024, there were 3,167,915 shares available for future issuance under the 2017 Plan.
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
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the "Inducement Plan"), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the six months ended June 30, 2024, the Company granted an aggregate of 70,200 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of June 30, 2024, there were 1,224,852 shares available for future issuance under the Inducement Plan.
As of June 30, 2024, there were options to purchase 422,343 shares of common stock outstanding which were granted as inducement awards prior to the establishment of the Inducement Plan.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2024	10,902,845	$7.42
Granted	2,678,525	$2.91
Exercised	(14,223)	$3.25
Cancelled/forfeited	(924,795)	$7.23
Outstanding at June 30, 2024	12,642,352	$6.48
Exercisable at June 30, 2024	7,121,556	$8.16
The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 was $2.50 and $4.88 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was de minimis and $0.3 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was de minimis and $0.4 million, respectively, for the six months ended June 30, 2024 and 2023.
Restricted stock units and other awards
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date. In accordance with its non-employee director compensation policy, as in effect from time to time, in 2023, the Company issued RSUs with a service condition to non-employee directors that generally vested one year from the date of grant, and the Company may also issue shares of common stock in lieu of cash retainer fees earned to certain non-employee directors, which shares are fully vested upon grant.
A summary of the RSU activity is as follows:

Number of Shares
Unvested at January 1, 2024	3,834,108
Granted	2,360,949
Vested	(754,153)
Forfeited(a)	(500,054)
Unvested at June 30, 2024	4,940,850
(a) Includes 14,467 rescinded RSUs.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the "2017 ESPP"). The number of shares of common stock issuable under the 2017 ESPP was increased by 450,000 on January 1, 2024. The Company issued 153,729 and 291,260 shares, respectively, under the 2017 ESPP during the six months ended June 30, 2024 and 2023. As of June 30, 2024, there were 660,554 shares available for issuance under the 2017 ESPP.
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
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock options	$2,498	$4,288	$5,095	$8,507
Restricted stock units and other stock awards	1,813	2,060	3,762	3,953
Employee stock purchase plan	114	295	228	590
Stock-based compensation expense included in total operating expenses	$4,425	$6,643	$9,085	$13,050
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$2,362	$3,396	$4,890	$6,728
General and administrative	2,063	3,247	4,195	6,322
Stock-based compensation expense included in total operating expenses	$4,425	$6,643	$9,085	$13,050

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of June 30, 2024, there was $14.6 million and $13.4 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 1.8 years and 2.8 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.4%	3.7%	4.0%	3.6%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.49	5.84	5.98	6.04
Expected stock price volatility	118%	100%	116%	99%
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and Six Months Ended June 30, 2024	Three and Six Months ended June 30, 2023
Stock options	12,642,352	12,359,185
Unvested restricted stock units	4,940,850	3,671,153
Warrants	—	22,590
	17,583,202	16,052,928

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
11. Commitments
License agreements
During the three and six months ended June 30, 2024 and 2023, the Company did not record research and development expense related to non-refundable license payments or development milestones.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and the audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission, or SEC, on February 28, 2024.
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

Overview
We are a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged decades of industry learnings to develop two proprietary and differentiated ADC platforms: Dolasynthen and Immunosynthen. Dolasynthen is our cytotoxic ADC platform that is designed to generate site-specific, homogeneous ADCs. Dolasynthen allows for drug-to-antibody ratios, or DARs, to be optimized for specific targets and utilizes a proprietary auristatin payload that has been shown clinically to avoid dose-limiting severe neutropenia, peripheral neuropathy and ocular toxicity. Immunosynthen is our proprietary STING (stimulator of interferon genes)-agonist platform that is designed to generate systemically administered ADCs that locally activate STING signaling in both antigen-expressing tumor cells and in tumor-resident immune cells to unlock the anti-tumor potential of innate immune stimulation. We are utilizing these platforms to generate ADC product candidates for our company and collaborators that we believe have the potential to be used as monotherapy and in combination with other agents to improve upon today’s standards of care.
Our two clinical-stage product candidates are XMT-1660 and XMT-2056. XMT-1660 is a B7-H4-targeting Dolasynthen ADC designed with a precise, target-optimized DAR of 6 that we are investigating in a Phase 1 clinical trial designed to assess the safety and tolerability of XMT-1660. We continue to advance this trial, which is currently enrolling patients with various tumors, including endometrial, ovarian and breast cancers, including recurrent triple-negative and hormone-receptor positive breast cancers. The dose escalation portion of the trial is ongoing at a dose of 80 mg/m2 delivered every four weeks, and we have not yet established a maximum tolerated dose in this trial. We have also been exploring more frequent dosing and enrolling patients in backfill cohorts to inform the optimal dose and schedule for further investigation in the expansion portion of the trial. Additionally, we are retrospectively assessing B7-H4 expression, based on fresh or archived tissue samples from participants in this trial, to inform our biomarker strategy. We plan to share initial safety, tolerability, efficacy and biomarker data from dose escalation and backfill cohorts and plan to initiate the expansion portion of the trial in the second half of 2024. XMT-2056 is a systemically-administered Immunosynthen ADC targeting a novel human epidermal growth factor receptor 2, or HER2, epitope with a DAR of 8 that we are investigating in a Phase 1 clinical trial for patients with HER2-expressing advanced or recurrent solid tumors, including breast, gastric, colorectal and non-small cell lung cancers. In the fourth quarter of 2023, we announced the resolution of a U.S. Food and Drug Administration, or FDA, clinical hold on our Phase 1 clinical trial of XMT-2056 in previously treated patients with advanced or recurrent solid tumors expressing HER2. During the first quarter of 2024, we re-opened clinical sites, and during the second quarter of 2024, we resumed patient enrollment in this trial. We expect to advance the dose escalation portion of the trial in 2024.
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
Since inception, we have incurred significant cumulative operating losses. For the six months ended June 30, 2024, our net loss was $43.6 million, compared to $110.5 million in the six months ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $869.9 million. We expect to continue to incur significant expenses and operating losses over the next several years as we:
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

In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany. The 2022 Merck KGaA Agreement provides for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Merck KGaA's cost. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023 we recognized a de minimis amount, $2.5 million, $3.2 million, and $5.6 million, respectively, of collaboration revenue related to the 2022 Merck KGaA Agreement.
In August 2022, we entered into a collaboration, option and license agreement, or the GSK Agreement, with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During each of the three and six months ended June 30, 2024, we recognized a de minimis amount of collaboration revenue related to the GSK Agreement. During the three and six months ended June 30, 2023, we recognized $0.6 million and $1.3 million, respectively, of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into a research collaboration and license agreement with Johnson & Johnson for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. We refer to such agreement, as amended on July 14, 2023 and September 25, 2023, as the Johnson & Johnson Agreement. Johnson & Johnson is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Johnson & Johnson's cost. Johnson & Johnson has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023 we recognized $1.8 million, $7.5 million, $7.9 million, and $9.1 million, respectively, of collaboration revenue related to performance under the Johnson & Johnson Agreement.
During the six months ended June 30, 2023 we recognized $2.5 million of revenue related to the achievement of a development milestone related to a 2012 research, development and license agreement, or the Asana Biosciences Agreement, with Asana BioSciences, LLC, or Asana Biosciences, for which performance obligations were previously completed.
For the foreseeable future, we expect substantially all of our revenue to be generated from our ongoing agreements with GSK, Johnson & Johnson and Merck KGaA. Given the uncertain nature and timing of clinical development, we cannot predict when or whether we will receive further milestone payments or any royalty payments under these collaborations.
Expenses
Research and development expenses
Research and development expenses include our drug discovery efforts, manufacturing and the development of our product candidates, which consist of:
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
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our product candidates XMT-2068 and XMT-2175 and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the three and six month periods ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
XMT-1660 external costs	$3,077	$3,392	$5,943	$6,900
XMT-2056 external costs	986	1,040	2,047	3,978
Preclinical and discovery costs	164	1,916	310	3,453
UpRi external costs	129	19,246	569	36,101
XMT-1592 external costs	—	68	—	400
Internal research and development costs	12,889	23,306	27,062	45,411
Total research and development costs	$17,245	$48,968	$35,931	$96,243

The successful development of our product candidates is highly uncertain. As such, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, we will generate revenue from commercialization and sale of any of our product candidates that obtain regulatory approval. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•successful completion of preclinical studies and investigational new drug, or IND, -enabling studies;
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

Results of Operations
Comparison of the three months ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the changes in those items:

	Three Months Ended June 30,		Dollar Change
(in thousands)	2024	2023
Collaboration revenue	$2,293	$10,654	$(8,361)
Operating expenses:
Research and development	17,245	48,968	(31,723)
General and administrative	10,503	18,187	(7,684)
Total operating expenses	27,748	67,155	(39,407)
Other income (expense):
Interest income	2,170	3,219	(1,049)
Interest expense	(983)	(1,025)	42
Total other income, net	1,187	2,194	(1,007)
Net loss	$(24,268)	$(54,307)	$30,039
Collaboration Revenue
Collaboration revenue decreased by $8.4 million, from $10.7 million during the three months ended June 30, 2023 to $2.3 million during the three months ended June 30, 2024, primarily due to decreases of $5.7 million and $2.4 million in collaboration revenue recognized under the Johnson & Johnson Agreement and 2022 Merck KGaA Agreement, respectively.
Research and Development Expense
Research and development expense decreased by $31.7 million, from $49.0 million for the three months ended June 30, 2023 to $17.2 million for the three months ended June 30, 2024.

The decrease in research and development expense was primarily attributable to the following:
•a decrease of $20.5 million related to manufacturing and clinical development activities for UpRi;
•a decrease of $6.2 million related to employee compensation (excluding stock-based compensation), primarily due to a reduction in headcount following the Restructuring;
•a decrease of $3.3 million related to consulting and professional services fees; and
•a decrease of $1.2 million related to manufacturing activities for XMT-1660 and the Dolasynthen platform.
Stock-based compensation expense included in research and development expense decreased by $1.0 million primarily due to a reduction in headcount following the Restructuring.
These decreased costs were partially offset by an increase of $0.8 million related to clinical development activities for XMT-1660.
General and Administrative Expense
General and administrative expense decreased by $7.7 million, from $18.2 million during the three months ended June 30, 2023 to $10.5 million during the three months ended June 30, 2024. The decrease in general and administrative expense was primarily due to a decrease of $3.8 million related to consulting and professional services fees and a decrease of $2.7 million related to employee compensation (excluding stock-based compensation) as a result of a reduction in headcount following the Restructuring.
Stock-based compensation expense included in general and administrative expense decreased by $1.2 million primarily due to a reduction in headcount following the Restructuring.
Total Other Income, net
Total other income, net decreased by $1.0 million, from $2.2 million during the three months June 30, 2023 to $1.2 million during the three months ended June 30, 2024. The decrease was primarily due to a decrease in interest income earned on marketable securities.

Comparison of the six months ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Dollar Change
(in thousands)	2024	2023
Collaboration revenue	$11,538	$18,456	$(6,918)
Operating expenses:
Research and development	35,931	96,243	(60,312)
General and administrative	22,063	36,515	(14,452)
Total operating expenses	57,994	132,758	(74,764)
Other income (expense):
Interest income	4,867	5,840	(973)
Interest expense	(1,985)	(2,008)	23
Total other income, net	2,882	3,832	(950)
Net loss	$(43,574)	$(110,470)	$66,896
Collaboration Revenue
Collaboration revenue decreased by $6.9 million, from $18.5 million during the six months ended June 30, 2023 to $11.5 million during the six months ended June 30, 2024, primarily due to decreases of $2.5 million related to achievement of a development milestone by Asana Biosciences in 2023, $2.4 million in collaboration revenue recognized under the 2022 Merck KGaA Agreement, and $1.2 million in collaboration revenue recognized under the Johnson & Johnson Agreement.
Research and Development Expense
Research and development expense decreased by $60.3 million, from $96.2 million for the six months ended June 30, 2023 to $35.9 million for the six months ended June 30, 2024.
The decrease in research and development expense was primarily attributable to the following:
•a decrease of $37.2 million related to manufacturing and clinical development activities for UpRi;
•a decrease of $12.4 million related to employee compensation (excluding stock-based compensation), primarily due to a reduction in headcount following the Restructuring;
•a decrease of $5.3 million related to consulting and professional service fees;
•a decrease of $3.3 million related to manufacturing activities for XMT-1660 and the Dolasynthen platform; and
•a decrease of $1.9 million related to manufacturing activities for XMT-2056.
Stock-based compensation expense included in research and development expense decreased by $1.8 million, primarily due to a reduction in headcount following the Restructuring.
These decreased costs were partially offset by an increase of $1.8 million related to clinical development activities for XMT-1660.

General and Administrative Expense
General and administrative expense decreased by $14.5 million, from $36.5 million during the six months ended June 30, 2023 to $22.1 million during the six months ended June 30, 2024. The decrease in general and administrative expense was primarily due to a decrease of $8.1 million related to consulting and professional services fees and a decrease of $4.2 million related to employee compensation (excluding stock-based compensation) as a result of a reduction in headcount following the Restructuring.
Stock-based compensation expense included in general and administrative expense decreased by $2.1 million primarily due to a reduction in headcount following the Restructuring.
Total Other Income, net
Total other income, net decreased by $1.0 million, from $3.8 million during the six months ended June 30, 2023 to $2.9 million during the six months ended June 30, 2024. The decrease to the net balance was primarily due to a decrease in interest income earned on marketable securities.

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
In November 2022, we entered into an additional sales agreement, or the November 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $150.0 million of our common stock from time to time at prevailing market prices. During the six months ended June 30, 3023, we sold approximately 14.2 million shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $94.1 million and $92.2 million, respectively. During the six months ended June 30, 2024, we sold approximately 1.0 million shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $6.0 million and $5.8 million, respectively. Approximately $50.0 million remained unsold and available for sale under the November 2022 ATM as of June 30, 2024.
In February 2024, we entered into an additional sales agreement, or the February 2024 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. We did not sell any shares of common stock pursuant to the February 2024 ATM during the six months ended June 30, 2024, and $100.0 million remained unsold and available for sale under the February 2024 ATM as of June 30, 2024.

On October 29, 2021, we entered into a loan and security agreement with Oxford Finance LLC as the collateral agent and a lender, Silicon Valley Bank, or former SVB, as a lender, and the other lenders from time to time a party thereto, or collectively the Lenders. In March 2023, Silicon Valley Bridge Bank, N.A., or SVBB, as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or SVB, which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a lender. we refer to this loan and security agreement, as amended on February 17, 2022, October 17, 2022, December 27, 2022 and March 23, 2023, as the New Credit Facility. As of June 30, 2024, we have borrowed $25.0 million under the New Credit Facility, and no additional borrowing amounts are available to us under the New Credit Facility. We are obligated to make interest-only payments through November 1, 2024, followed by equal monthly principal payments and applicable interest through the maturity date of October 1, 2026. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation.
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $162.7 million. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our ongoing collaboration agreements with GSK, Johnson & Johnson and Merck KGaA. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(54,512)	$(90,839)
Net cash used in investing activities	(67,033)	(4,043)
Net cash provided by financing activities	5,982	94,729
Decrease in cash, cash equivalents and restricted cash	$(115,563)	$(153)
Net Cash Used in Operating Activities
Net cash used in operating activities was $54.5 million during the six months ended June 30, 2024 and primarily consisted of a net loss of $43.6 million, adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $9.1 million and net amortization of premiums and discounts on marketable securities of $2.4 million. Net cash used in operating activities was $90.8 million during the six months ended June 30, 2023 and primarily consisted of a net loss of $110.5 million adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items including stock-based compensation of $13.1 million and net amortization of premiums and discounts on marketable securities of $3.2 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $67.0 million during the six months ended June 30, 2024 as compared to net cash used in investing activities of $4.0 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities. During the six months ended June 30, 2023, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $6.0 million during the six months ended June 30, 2024 as compared to $94.7 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, net cash provided by financing activities consisted primarily of proceeds from sales of shares of common stock under our November 2022 ATM of $5.8 million. During the six months ended June 30, 2023, net cash provided by financing activities consisted primarily of proceeds from sales of common stock under our February 2022 ATM and November 2022 ATM of $93.6 million.
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
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $162.7 million. We believe our currently available funds will be sufficient to fund our current operating plan commitments into 2026. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Contractual Obligations
During the six months ended June 30, 2024, there were no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.
Critical Accounting Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. During the six months ended June 30, 2024, there were no material changes to our critical accounting estimates as reported under the heading “Critical Accounting Policies and Significant Judgements and Estimates” in Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $162.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities are invested in U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.
The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of June 30, 2024, there was $25.0 million outstanding under the New Credit Facility, and a potential change in the associated interest rates would likely be immaterial to the results of our operations.
Foreign Currency Exchange Rate Risks
As of June 30, 2024, we were not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
XMT-1660 and XMT-2056 are currently our only product candidates being evaluated in clinical trials. Following our announcement in July 2023 that the data in our single-arm registrational trial evaluating our former lead product candidate, upifitamab rilsodotin, or UpRi, in patients with platinum-resistant ovarian cancer, which we refer to as UPLIFT, did not meet its primary endpoint, we wound down our UpRi-related development activities, and we terminated our Phase 1 combination trial exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer, which we refer to as UPGRADE-A, and our Phase 3 clinical trial of UpRi as a monotherapy maintenance treatment following treatment with platinum doublets in recurrent platinum-sensitive ovarian cancer, which we refer to as UP-NEXT. Additionally, our clinical trial of XMT-2056 was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, between March 2023 and October 2023. This trial has now resumed and is enrolling patients. While we have certain other preclinical programs in development, it will take additional investment and time, and regulatory clearance, for such programs to reach the clinical stage of development. In addition, we have other product candidates in our current pipeline that are based on the same platforms as XMT-1660 and XMT-2056. If a product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of XMT-1660 or XMT-2056 or of any other current or future product candidate, or if XMT-1660 or XMT-2056 or any other current or future product candidate were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.

Failure of a discovery program or product candidate may occur at any stage of preclinical, non-clinical or clinical development, and, because our and our collaborators' discovery programs and our product candidates are in early stages of preclinical or clinical development, there is a high risk of failure. We or our collaborators may never succeed in obtaining regulatory approval and generating revenue from such discovery programs or product candidates.
We are in the early stages our clinical development efforts of our lead product candidates. We are conducting Phase 1 clinical trials of XMT-1660 and XMT-2056 and have not yet completed a clinical trial for either of these product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. The results from our preclinical and non-clinical studies of XMT-1660 and XMT-2056 and the results from preclinical and non-clinical studies or early clinical trials of any other current or future product candidates are not necessarily predictive of the results from our ongoing or future discovery programs, preclinical or non-clinical studies or clinical trials. Promising results in preclinical and non-clinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in earlier stages of clinical development, and we have faced and may again face similar setbacks. For instance, in July 2023, we announced that our UPLIFT Phase 2 clinical trial of UpRi did not meet its primary efficacy endpoint, despite promising efficacy data from our Phase 1b clinical trial of UpRi. Other companies’ setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy events in preclinical or clinical trials, including previously unreported adverse events. We similarly have identified new safety signals as our clinical trials have advanced, such as our assessment that serious bleeding events appear to occur in patients who received UpRi at a higher rate than background, which assessment led us to submit an aggregate data safety report to the FDA in June 2023.
Similarly, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In March 2023, we announced that the FDA had issued a clinical hold on our Phase 1 trial of XMT-2056 following our communication to the FDA that we were voluntarily suspending the trial due to a Grade 5 (fatal) serious adverse event, or SAE, that was deemed to be related to XMT-2056. The SAE occurred in the second patient who had been enrolled at the initial dose level in the dose escalation portion of the Phase 1 clinical trial. On October 31, 2023, we announced that the FDA had lifted the clinical hold and that we had lowered the starting dose in our Phase 1 dose escalation design, and this trial has now resumed and is enrolling patients.
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

There can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, preclinical, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical and non-clinical studies and clinical trials have nonetheless failed to obtain FDA approval. Even if we or our collaborators believe that the results of clinical trials of our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.
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
From time to time, we may announce or publish preliminary, interim or top-line data from our clinical trials. Positive preliminary data may not be predictive of such trial’s subsequent or overall results. Interim data from clinical trials that we may complete do not necessarily predict final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data we may publish. We plan to disclose initial dose escalation and backfill cohort data from our Phase 1 clinical trial of XMT-1660 in the second half of 2024, but those data may be materially different from final data in the trial. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to commence, enroll or complete our current and anticipated clinical trials. In June 2023, we announced that our UP-NEXT and UPGRADE-A clinical trials of UpRi had been placed on partial clinical hold by the FDA following submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appear to occur at a higher rate than background. In July 2023, following our announcement that the data in our UPLIFT clinical trial of UpRi did not meet its primary endpoint and our plans to wind-down UpRi-related development activities, we terminated our UPGRADE-A and UP-NEXT clinical trials of UpRi. Additionally, in March 2023, we announced that our Phase 1 clinical trial of XMT-2056 had been placed on clinical hold by the FDA following a Grade 5 SAE. The FDA lifted this clinical hold in October 2023, and we have re-opened clinical sites and are again enrolling patients in this clinical trial. If we or our collaborators are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our collaborators’ product candidates based on our technology.
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
We are also conducting a Phase 1 clinical trial of XMT-1660, which was developed using our Dolasynthen platform. Because our product candidates share some but not all platform technologies, payloads and targets, we may find it difficult to predict or assess whether safety events reported for any one product candidate are related to such shared attributes. We may observe undesirable side effects, including severe TRAEs, including those that may result in death, or other SAEs or potential safety issues in non-clinical studies or in clinical trials at any stage of development of our product candidates, including XMT-1660 and XMT-2056. Any such severe TRAEs, SAEs or other potential safety issues may be similar to or in addition to other severe TRAEs, SAEs or other safety issues we have previously observed in our clinical trials of UpRi, XMT-1592 or any other product candidate.
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
Our cash, cash equivalents and marketable securities were $162.7 million as of June 30, 2024. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing XMT-1660, XMT-2056 and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for any current or future product candidates, including delays in enrollment of patients. We may also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities in the future.
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
We have incurred net losses since our inception. Our net loss was $24.3 million for the three months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $869.9 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues for the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
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
We rely on third-party contract manufacturers to manufacture our preclinical and clinical trial product supplies, as well as to support our manufacturing obligations under our current collaborations, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must be acceptable to the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our marketing application or relevant foreign regulatory submission to the applicable regulatory agency. There can be no assurance that our preclinical and clinical development product supplies will be sufficient, uninterrupted or of satisfactory quality or will continue to be available at acceptable prices. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Additionally, if geopolitical events that are beyond our control or the control of our contract manufacturers create barriers to performance that impede their ability to manufacture for or deliver manufactured supplies to us, we may be unable to secure an adequate inventory of preclinical and clinical development product supplies. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

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
The precise incidence and prevalence of B7-H4-expressing cancers and human epidermal growth factor receptor 2-, or HER2-, expressing cancers are uncertain. Our estimates of the number of people who have these diseases, as well as the subset of people who have the potential to benefit from treatment with our product candidates, are based on estimates. The total addressable market opportunity for XMT-1660, XMT-2056 or any of our other current or future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate if our product candidates are approved for sale for these indications, acceptance by the medical community, and patient access, drug pricing and reimbursement. The number of patients who can be treated with XMT-1660, XMT-2056 or any of our other current or future product candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs or we may face increasing difficulties in identifying or gaining access to new patients, all of which would adversely affect our results of operations and our business.
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
Furthermore, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs and revise the eligibility for expedited pathways, in addition to other changes, was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council, and the proposals may, therefore, be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.
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
In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance, when finalized, will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.
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
Finally, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or APA.
Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and the Center for Medicare & Medicaid Services, or CMS, on which we rely. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to European Union rules. The United Kingdom and the European Union have, however, agreed to the Windsor Framework, which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. From January 1, 2025 on, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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
Finally, our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company's drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of any then-existing drug products could be at risk and could be delayed, undermined or subject to protracted litigation.
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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities.
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
With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of a new drug application or a BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
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
Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or the Tax Act, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed a challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, the U.S. Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing working groups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA, and on January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.
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
In August 2022, the Inflation Reduction Act, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties have also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, if approved, any of which could adversely affect our business, results of operations and financial condition.
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
In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Further, some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. In addition, the recently proposed BIOSECURE Act introduced in the House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

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
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on members of our senior management, including Martin Huber, M.D., our President and Chief Executive Officer, who succeeded Anna Protopapas in that role in September 2023. We also announced the departures of our Chief Medical Officer and Chief People Officer in September 2023, and our Chief Manufacturing Officer departed in June 2024. The loss of the services of any additional members of our senior management could impede the achievement of our research, development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
Our stock price has been and may continue to be volatile. During the period from August 9, 2021 to August 9, 2024, the closing price of our common stock ranged from a high of $14.47 per share to a low of $1.06 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
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

Item 5. Other Information
None of our directors or officers adopted or terminated a Rule 10b5–1 trading arrangement or a non-10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2024.

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

Mersana Therapeutics, Inc.

Dated: August 13, 2024	By:	/s/ Martin Huber
Martin Huber, M.D. President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: August 13, 2024	By:	/s/ Brian DeSchuytner
Brian DeSchuytner Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)