Form 10-Q
period 2024-09-30
Mersana Therapeutics, Inc.
filed 2024-11-13
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 123,532,909 shares of Common Stock ($0.0001 par value per share) outstanding as of November 8, 2024.

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
•our ability to quickly and efficiently identify and develop additional product candidates and to innovate with respect to our existing or future antibody-drug conjugate, or ADC, platforms;
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$78,868	$174,561
Short-term marketable securities	76,303	34,523
Accounts receivable	1,000	—
Prepaid expenses and other current assets	4,386	4,973
Total current assets	160,557	214,057
Property and equipment, net	2,603	3,831
Operating lease right-of-use assets	5,392	7,694
Other assets, noncurrent	978	478
Total assets	$169,530	$226,060
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,033	$7,319
Accrued expenses	18,628	21,898
Deferred revenue	31,372	28,147
Operating lease liabilities	3,753	3,252
Short-term debt	11,458	2,083
Other current liabilities	1,057	938
Total current liabilities	68,301	63,637
Operating lease liabilities, noncurrent	2,295	5,149
Long-term debt, net	13,999	23,148
Deferred revenue, noncurrent	83,865	97,167
Other liabilities, noncurrent	21	55
Total liabilities	168,481	189,156
Commitments (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 122,866,659 and 120,711,745 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	882,448	863,242
Accumulated other comprehensive income	25	11
Accumulated deficit	(881,436)	(826,361)
Total stockholders’ equity	1,049	36,904
Total liabilities and stockholders’ equity	$169,530	$226,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$12,598	$7,698	$24,136	$26,154
Operating expenses:
Research and development	14,803	30,531	50,734	126,774
General and administrative	9,864	12,894	31,927	49,409
Restructuring expenses	—	8,214	—	8,214
Total operating expenses	24,667	51,639	82,661	184,397
Other income (expense):
Interest income	1,972	3,302	6,839	9,142
Interest expense	(986)	(1,017)	(2,971)	(3,025)
Total other income, net	986	2,285	3,868	6,117
Loss before income taxes	(11,083)	(41,656)	(54,657)	(152,126)
Income tax expense	(418)	—	(418)	—
Net loss	(11,501)	(41,656)	(55,075)	(152,126)
Other comprehensive loss
Unrealized gain on marketable securities, net of tax	96	50	14	153
Comprehensive loss	$(11,405)	$(41,606)	$(55,061)	$(151,973)
Net loss attributable to common stockholders — basic and diluted	$(11,501)	$(41,656)	$(55,075)	$(152,126)
Net loss per share attributable to common stockholders — basic and diluted	$(0.09)	$(0.35)	$(0.45)	$(1.33)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	122,721,918	120,521,985	122,197,585	114,595,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	105,144,864	$11	$746,889	$(152)	$(654,691)	$92,057
Issuance of common stock from at-the-market transactions, net of issuance costs of $558	3,535,093	—	21,795	—	—	21,795
Exercise of stock options	8,826	—	34	—	—	34
Vesting of restricted stock units	372,291	—	—	—	—	—
Stock-based compensation expense	—	—	6,407	—	—	6,407
Other comprehensive gain	—	—	—	164	—	164
Net loss	—	—	—	—	(56,163)	(56,163)
Balance at March 31, 2023	109,061,074	$11	$775,125	$12	$(710,854)	$64,294
Issuance of common stock from at-the-market transactions, net of issuance costs of $1,524	10,929,438	1	71,874	—	—	71,875
Exercise of stock options	88,770	—	393	—	—	393
Vesting of restricted stock units	88,690	—	—	—	—	—
Sales of common stock pursuant to ESPP	291,260	—	963	—	—	963
Stock-based compensation expense	—	—	6,643	—	—	6,643
Other comprehensive loss	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(54,307)	(54,307)
Balance at June 30, 2023	120,459,232	$12	$854,998	$(49)	$(765,161)	$89,800
Vesting of restricted stock units and other stock awards	89,748	—	—	—	—	—
Stock-based compensation expense	—	—	4,001	—	—	4,001
Other comprehensive gain	—	—	—	50	—	50
Net loss	—	—	—	—	(41,656)	(41,656)
Balance at September 30, 2023	120,548,980	$12	$858,999	$1	$(806,817)	$52,195

Balance at December 31, 2023	120,711,745	$12	$863,242	$11	$(826,361)	$36,904
Issuance of common stock from at-the-market transactions, net of issuance costs of $185	1,041,201	—	5,780	—	—	5,780
Exercise of stock options	12,117	—	48	—	—	48
Vesting of restricted stock units and other stock awards	594,067	—	—	—	—	—
Stock-based compensation expense	—	—	4,660	—	—	4,660
Other comprehensive loss	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(19,306)	(19,306)
Balance at March 31, 2024	122,359,130	$12	$873,730	$(90)	$(845,667)	$27,985
Exercise of stock options	2,106	—	8	—	—	8
Vesting of restricted stock units and other stock awards	160,086	—	—	—	—	—
Sales of common stock pursuant to ESPP	153,729	—	258	—	—	258
Stock-based compensation expense	—	—	4,425	—	—	4,425
Other comprehensive gain	—	—	—	19	—	19
Net loss	—	—	—	—	(24,268)	(24,268)
Balance at June 30, 2024	122,675,051	$12	$878,421	$(71)	$(869,935)	$8,427
Vesting of restricted stock units	191,608	—	—	—	—	—
Stock-based compensation expense	—	—	4,027	—	—	4,027
Other comprehensive gain	—	—	—	96	—	96
Net loss	—	—	—	—	(11,501)	(11,501)
Balance at September 30, 2024	122,866,659	$12	$882,448	$25	$(881,436)	$1,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(55,075)	$(152,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,228	1,070
Net amortization of premiums and discounts on marketable securities	(3,335)	(4,239)
Stock-based compensation	13,112	17,051
Non-cash operating lease expense	2,302	2,051
Other non-cash items	230	536
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	30,000
Prepaid expenses and other current assets	585	(244)
Other assets	(500)	—
Accounts payable	(5,154)	(659)
Accrued expenses	(3,271)	(13,617)
Operating lease liabilities	(2,353)	(2,186)
Other liabilities	418	—
Deferred revenue	(10,276)	(14,557)
Net cash used in operating activities	(63,089)	(136,920)

Cash flows from investing activities
Maturities of marketable securities	95,000	232,970
Purchase of marketable securities	(133,431)	(131,453)
Purchase of property and equipment	(132)	(1,782)
Net cash (used in) provided by investing activities	(38,563)	99,735

Cash flows from financing activities
Net proceeds from at-the-market facilities	5,780	93,539
Proceeds from exercise of stock options	56	427
Proceeds from sales of common stock pursuant to ESPP	258	963
Payment of debt issuance costs	—	(150)
Payments under finance lease obligations	(135)	(196)
Net cash provided by financing activities	5,959	94,583

(Decrease) increase in cash, cash equivalents and restricted cash	(95,693)	57,398
Cash, cash equivalents and restricted cash, beginning of period	175,039	129,363
Cash, cash equivalents and restricted cash, end of period	$79,346	$186,761

Supplemental cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$442
Cash paid for interest	$2,630	$2,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements
(unaudited)

1. Nature of business and basis of presentation
Mersana Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates (“ADCs”) that offer a clinically meaningful benefit for cancer patients with significant unmet need. The Company’s next-generation ADC platforms include Dolasynthen, which delivers a proprietary auristatin payload, and Immunosynthen, which delivers a proprietary stimulator of interferon genes (“STING”) agonist payload.
The Company is investigating XMT-1660, a B7-H4-directed Dolasynthen ADC, in a Phase 1 clinical trial enrolling patients with solid tumors, including in breast, endometrial and ovarian cancers. The Company initiated a Phase 1 clinical trial to investigate XMT-2056, an Immunosynthen STING-agonist ADC that is designed to target a novel epitope of human epidermal growth factor receptor 2 (“HER2”), in January 2023, enrolling previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers. In March 2023, following a voluntary suspension of this clinical trial by the Company, this clinical trial was placed on clinical hold by the U.S. Food and Drug Administration (“FDA”), and the FDA lifted this clinical hold in October 2023. The Company is currently enrolling patients in its Phase 1 clinical trial of XMT-2056. The Company also has two additional earlier stage preclinical candidates, XMT-2068 and XMT-2175, that leverage the Company's Immunosynthen platform.
In July 2023, the Company announced top-line data from its Phase 2 UPLIFT clinical trial of upifitamab rilsodotin (“UpRi”), which did not meet its primary endpoint. In connection with this announcement, on July 27, 2023, the Company further announced that its primary focus moving forward would be on advancing product candidates and collaborations utilizing its next-generation ADC platforms, Dolasynthen and Immunosynthen. As a result, the Company wound down its UpRi-related development activities and its regulatory and commercial readiness efforts and terminated its UPGRADE-A and Phase 3 UP-NEXT clinical trials of UpRi, on which the FDA had placed a partial clinical hold in June 2023.
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
The Company has incurred cumulative net losses since inception. For the three months ended September 30, 2024, the net loss was $11.5 million, compared to $41.7 million in the three months ended September 30, 2023. For the nine months ended September 30, 2024, the net loss was $55.1 million, compared to $152.1 million in the nine months ended September 30, 2023. The Company expects to continue to incur operating losses for at least the next several years. As of September 30, 2024, the Company had an accumulated deficit of $881.4 million. The future success of the Company is dependent upon, among other factors, its ability to identify and develop its product candidates and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023, the statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and statements of cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period. Certain items in the prior period financial statements have been reclassified to conform to current period presentation.
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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2024 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
3. Collaboration agreements
GSK
On August 6, 2022, the Company entered into a Collaboration, Option and License Agreement (the “GSK Agreement”) with GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”), pursuant to which the Company granted GSK an exclusive option to obtain an exclusive license (the “Option”) to co-develop and to commercialize products containing XMT-2056 (the “Licensed Products”), exercisable within a specified time period (the “Option Period”) after the Company delivers to GSK data resulting from completion of dose escalation with enrichment for breast cancer patients in a Phase 1 single-agent clinical trial of XMT-2056. GSK’s exercise of the Option may require clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Clearance” and GSK’s exercise of the Option following any applicable HSR Clearance, the “GSK Option Exercise”). Prior to the GSK Option Exercise, the Company will lead and will be responsible for the costs of manufacturing, research, and early clinical development related to its XMT-2056 program.
Pursuant to the GSK Agreement, GSK paid the Company a non-refundable, upfront fee of $100.0 million in August 2022. Following the GSK Option Exercise, if any, GSK is obligated to pay the Company an option exercise payment of $90.0 million (the “Option Payment”).
The GSK Agreement will terminate at the end of the Option Period if GSK does not exercise its Option. In the event of the GSK Option Exercise, unless earlier terminated, the GSK Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all Licensed Products in all countries have expired.
Accounting Analysis
The Company assessed the GSK Agreement in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. The Company identified the following two material performance obligations under the GSK Agreement: (i) development activities, including manufacturing, research and early clinical development activities, necessary to deliver the package of data, information and materials specified in the GSK Agreement (the “Development Activities”) and (ii) the Option to co-develop and to commercialize Licensed Products (the “License Option”).
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
During the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, the Company recorded collaboration revenue of $0.5 million, $0.5 million, $0.6 million and $1.8 million, respectively, related to its efforts under the GSK Agreement. As of September 30, 2024 and December 31, 2023, the Company had recorded $94.0 million and $94.6 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the performance obligations.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Johnson & Johnson
In February 2022, the Company entered into a research collaboration and license agreement with Janssen Biotech Inc. (“Johnson & Johnson” and such agreement, as amended on July 14, 2023 and September 25, 2023, the “Johnson & Johnson Agreement”) focused on the research, development and commercialization of novel ADCs for three oncology targets by leveraging Mersana’s ADC expertise and Dolasynthen platform with Johnson & Johnson’s proprietary antibodies. Upon execution of the Johnson & Johnson Agreement, the Company received a non-refundable upfront payment of $40.0 million. Johnson & Johnson may select up to three targets and may substitute each target once prior to a substitution deadline. Johnson & Johnson is not required to pay a fee for its first substitution right, but must pay a one-time fee for access to the subsequent substitution rights following its exercise of its second substitution right. During the year ended December 31, 2023, Johnson & Johnson exercised its first substitution right for a certain target.
Pursuant to mutually agreed research and chemistry, manufacturing and controls (“CMC”) plans, the Company agreed to perform bioconjugation, production development, preclinical manufacturing, and certain related research and preclinical development activities, in order to progress the targets through investigational new drug application (“IND”) submission for further development, manufacture and commercialization by Johnson & Johnson. The Company estimates that its activities under the research plans for the targets will be performed into 2025.
Johnson & Johnson is required to pre-pay for the Company's preclinical CMC activities at agreed-upon rates, and the parties may enter into one or more clinical supply agreements related to clinical manufacturing services for each licensed ADC for a selected target, pursuant to which Johnson & Johnson would pre-pay for such services at agreed-upon rates. Unless earlier terminated, the Johnson & Johnson Agreement will expire upon the expiration of the last royalty term for a product under the Johnson & Johnson Agreement.
In August 2024, the Company entered into a clinical supply agreement with Johnson and Johnson (the “2024 Johnson & Johnson CSA” and, together with the Johnson & Johnson Agreement, the “Johnson & Johnson Agreements”). Under the terms of the 2024 Johnson & Johnson CSA, the Company will perform clinical manufacturing services for Johnson & Johnson related to a licensed ADC for a selected target. Johnson & Johnson is required to pre-pay for such services at agreed-upon rates. The Company may enter into future clinical supply agreements should Johnson & Johnson request clinical supply services either beyond the scope of the 2024 Johnson & Johnson CSA or with respect to any other licensed ADC or target. Johnson & Johnson may also request that the Company perform a technology transfer of bioconjugation and manufacturing process technology, at Johnson & Johnson's cost, at an agreed upon rate.
Accounting Analysis
The Company assessed the Johnson & Johnson Agreements in accordance with ASC 606. With respect to the Johnson & Johnson Agreement, the Company concluded that the contract counter party, Johnson & Johnson, is a customer. The Company identified the following seven material performance obligations under the Johnson & Johnson Agreement: (i) exclusive Johnson & Johnson licenses and research activities for each of the three designated targets, (ii) preclinical CMC activities for each of the three designated targets and (iii) the first target substitution right.
The Company determined that the consideration for preclinical CMC activities represents variable consideration. Preclinical CMC activities for one of the three designated targets were initiated. The Company has elected to apply the right to invoice practical expedient in accordance with ASC 606 related to the preclinical CMC activities under the Johnson & Johnson Agreement. As such, the Company will recognize revenue related to the preclinical CMC activities when the services are performed over the corresponding CMC plan for a given target.
As of September 30, 2024, the revised total transaction price for the Johnson & Johnson Agreement was $56.0 million based on the reassessment of the constraint of certain development milestones and the remaining risks associated with the development required to achieve the milestones. As of September 30, 2024, the Company considered the remaining milestones to be fully constrained as achievement was outside the control of the Company.

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
During the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, the Company recorded collaboration revenue of $8.4 million, $4.9 million, $16.3 million and $14.0 million, respectively, related to its performance obligations under the Johnson & Johnson Agreement. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $8.0 million and $2.0 million, respectively, related to achievement of development milestones under the Johnson & Johnson Agreement for which performance obligations were previously completed.
With respect to the 2024 Johnson & Johnson CSA, the Company concluded that each manufacturing batch of the licensed ADC that the Company committed to deliver in the next twelve months represents a material performance obligation. As of September 30, 2024, the transaction price was $8.5 million based on the total costs expected to be incurred to develop and manufacture the licensed ADC. The Company is recognizing revenue related to the performance obligations over the estimated period of the clinical manufacturing services using a proportional performance model. During each of the three and nine months ended September 30, 2024, the Company recorded clinical supply revenue of $0.4 million related to its performance obligations under the 2024 Johnson & Johnson CSA.
As of September 30, 2024 and December 31, 2023, the Company had recorded $6.6 million and $10.4 million, respectively, in deferred revenue related to the Johnson & Johnson Agreements that will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
Merck KGaA
Immunosynthen Platform Agreement
In December 2022, the Company entered into a research collaboration and license agreement with Ares Trading S.A., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany (Merck KGaA and/or its affiliate, as applicable, “Merck KGaA” and such agreement, the “2022 Merck KGaA Agreement”), focused on the research, development and commercialization of novel ADCs for up to two specific target antigens by leveraging Mersana’s ADC expertise and Immunosynthen platform with Merck KGaA’s proprietary antibodies. In connection with the 2022 Merck KGaA Agreement, the Company received a non-refundable upfront payment of $30.0 million. Pursuant to the 2022 Merck KGaA Agreement, the Company granted Merck KGaA two exclusive, non-transferable, worldwide licenses - a research license and a commercialization license (together, the “Merck KGaA Licenses”).
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
During the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, the Company recorded collaboration revenue of $3.4 million, $2.3 million, $6.6 million and $7.9 million, respectively, related to its efforts under the 2022 Merck KGaA Agreement. As of September 30, 2024, the Company recorded $1.0 million in accounts receivable related to the achievement of a development milestone. As of September 30, 2024 and December 31, 2023, the Company had recorded $14.6 million and $20.2 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2024
Contract liabilities:
Total deferred revenue	$125,314	$5,860	$15,937	$115,237

Nine months ended September 30, 2023
Contract liabilities:
Total deferred revenue	$147,653	$1,710	$16,267	$133,096
The Company did not record any contract assets associated with its collaboration agreements as of September 30, 2024 and 2023.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
During the three and nine months ended September 30, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$4,388	$4,503	$14,875	$17,963
Other Revenue
The Company has provided limited services for a collaborator, Asana BioSciences, LLC (“Asana Biosciences”), pursuant to a 2012 research, development and license agreement (the “Asana Biosciences Agreement”). The Company did not recognize revenue related to these services during the three and nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2023, the Company recognized revenue of $2.5 million related to achievement of a development milestone under the Asana Biosciences Agreement for which performance obligations were previously completed.

4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value.

	September 30, 2024
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$43,638	$43,638	$—	$—
Marketable securities
U.S. treasury securities	$76,303	$76,303	$—	$—

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)

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
There were no changes in valuation techniques or transfers between fair value measurement levels during the nine months ended September 30, 2024 or during the year ended December 31, 2023.
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
As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 7, Debt) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 7, Debt.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of September 30, 2024 and 2023.

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$174,561	$78,868	$128,885	$186,283
Restricted cash included in other assets, noncurrent	478	478	478	478
Total cash, cash equivalents and restricted cash per statement of cash flows	$175,039	$79,346	$129,363	$186,761
The restricted cash is held as a security deposit for a standby letter of credit related to the Company's facility lease.
Marketable securities
The following tables summarize the Company's marketable securities held at September 30, 2024 and December 31, 2023.

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$76,278	$26	$(1)	$76,303

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$29,535	$13	$—	$29,548
U.S. government agency securities	4,977	—	(2)	4,975
Total	$34,512	$13	$(2)	$34,523
All of the Company's marketable securities are due within one year or less. The Company did not realize any gains or losses recognized on the sale of marketable securities during the nine months ended September 30, 2024 and 2023, and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.
As of September 30, 2024, the Company's debt security portfolio consisted of 2 securities that were in an unrealized loss position and had an aggregate fair value of $17.7 million. There were no securities in an unrealized loss position for greater than 12 months as of September 30, 2024. The unrealized losses on the Company's marketable securities were caused by market interest rate increases. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for any debt securities in its portfolio for the nine months ended September 30, 2024 and 2023.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
6. Accrued expenses
Accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Accrued payroll and related expenses	$10,207	$8,807
Accrued clinical expenses	2,843	5,063
Accrued manufacturing expenses	2,452	2,566
Accrued research, development and non-clinical expenses	1,879	3,090
Accrued professional fees	930	936
Accrued other	317	389
Accrued restructuring expenses	—	1,047
	$18,628	$21,898
7. Debt
On October 29, 2021, the Company entered into a loan and security agreement (as amended on February 17, 2022, October 17, 2022, December 27, 2022, and March 23, 2023, the “New Credit Facility”) with Silicon Valley Bank (“former SVB”) and Oxford Finance LLC (“Oxford” and, together with former SVB and the other lenders from time to time a party thereto, the “Lenders”). In March 2023, Silicon Valley Bridge Bank, N.A (“SVBB”), as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a Lender. The New Credit Facility is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company has drawn $25.0 million under the New Credit Facility as of September 30, 2024. As of September 30, 2024, no additional borrowing amounts were available to the Company under the New Credit Facility.
Refer to Note 8, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, for more information regarding the New Credit Facility. As of September 30, 2024, the Company was in compliance with all covenants under the New Credit Facility. There were no events of default under the New Credit Facility as of September 30, 2024.
The following is a summary of obligations under the New Credit Facility as of September 30, 2024:

(in thousands)	September 30, 2024
Total debt	$25,000
Less: Current portion of long-term debt	(11,458)
Total debt, net of current portion	13,542
Debt financing costs, net of accretion	(173)
Accretion related to final payment	630
Long-term debt, net	$13,999
Interest expense related to the New Credit Facility for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2024 and 2023 was $0.9 million, $1.0 million, $2.8 million, and $2.9 million, respectively.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
8. Stockholders’ equity
Preferred stock
As of September 30, 2024, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
At-the-market (“ATM”) equity offering program
In February 2022, the Company established an ATM equity offering program (the “February 2022 ATM”), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the three months ended March 31, 2023, the Company sold 256,386 shares of common stock under the February 2022 ATM, resulting in net proceeds of $1.6 million. As of March 31, 2023, the February 2022 ATM had been fully utilized.
In November 2022, the Company established an additional ATM equity offering program (the “November 2022 ATM”), pursuant to which it is able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. During the nine months ended September 30, 2024 and 2023, the Company sold 1,041,201 and 14,208,145 shares of common stock under the November 2022 ATM, respectively, resulting in net proceeds of $5.8 million and $92.2 million, respectively. As of September 30, 2024, approximately $50.0 million remained unsold and available for sale under the November 2022 ATM.
In February 2024, the Company established an additional ATM equity offering program (the “February 2024 ATM”), pursuant to which it is able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. As of September 30, 2024, $100.0 million remained unsold and available for sale under the February 2024 ATM.
Common stock
The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors of the Company (the “Board”).
As of September 30, 2024 and December 31, 2023, there were 17,274,942 and 14,736,953 shares, respectively, of common stock reserved for the exercise of outstanding stock options and restricted stock units (“RSUs”).

	September 30, 2024	December 31, 2023
Stock options	12,527,245	10,902,845
Restricted stock units	4,747,697	3,834,108
	17,274,942	14,736,953

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
9. Stock-based compensation
Stock incentive plans
Prior to its initial public offering, the Company granted stock options pursuant to the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan expired in June 2017. Any cancellations or forfeitures of options granted under the 2007 Plan will increase the options available under the Company's 2017 Stock Incentive Plan (the “2017 Plan”), as described below.
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan, shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2024, the number of shares of common stock issuable under the 2017 Plan was increased by 4,828,469 shares. During the nine months ended September 30, 2024, the Company granted an aggregate of 5,074,786 RSUs and options to purchase shares of common stock to employees and non-employee directors under the 2017 Plan. As of September 30, 2024, there were 3,280,443 shares available for future issuance under the 2017 Plan.
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
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the nine months ended September 30, 2024, the Company granted an aggregate of 70,200 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of September 30, 2024, there were 1,228,976 shares available for future issuance under the Inducement Plan.
As of September 30, 2024, there were options to purchase 422,343 shares of common stock outstanding which were granted as inducement awards prior to the establishment of the Inducement Plan.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2024	10,902,845	$7.42
Granted	2,687,497	$2.91
Exercised	(14,223)	$3.25
Cancelled/forfeited	(1,048,874)	$7.98
Outstanding at September 30, 2024	12,527,245	$6.41
Exercisable at September 30, 2024	7,716,813	$7.81
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $2.50 and $3.85 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was de minimis and $0.3 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was de minimis and $0.4 million, respectively, for the nine months ended September 30, 2024 and 2023.
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
A summary of the RSU activity is as follows:

Number of Shares
Unvested at January 1, 2024	3,834,108
Granted	2,457,489
Vested	(945,761)
Forfeited(a)	(598,139)
Unvested at September 30, 2024	4,747,697
(a) Includes 14,467 rescinded RSUs.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”). The number of shares of common stock issuable under the 2017 ESPP was increased by 450,000 on January 1, 2024. The Company issued 153,729 and 291,260 shares, respectively, under the 2017 ESPP during the nine months ended September 30, 2024 and 2023. As of September 30, 2024, there were 660,554 shares available for issuance under the 2017 ESPP.
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
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock options	$2,284	$3,211	$7,379	$11,718
Restricted stock units and other stock awards	1,670	694	5,432	4,647
Employee stock purchase plan	73	96	301	686
Stock-based compensation expense included in total operating expenses	$4,027	$4,001	$13,112	$17,051
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$2,305	$2,153	$7,195	$8,881
General and administrative	1,722	1,848	5,917	8,170
Stock-based compensation expense included in total operating expenses	$4,027	$4,001	$13,112	$17,051

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of September 30, 2024, there was $12.1 million and $11.4 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 1.8 years and 2.7 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	4.4%	4.4%	4.0%	3.8%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.00	6.09	5.98	6.06
Expected stock price volatility	118%	113%	116%	103%
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
For purposes of the diluted net loss per share calculation, stock options and unvested RSUs to purchase common stock are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and Nine Months Ended September 30, 2024	Three and Nine Months ended September 30, 2023
Stock options	12,527,245	12,178,126
Unvested restricted stock units	4,747,697	4,122,365
	17,274,942	16,300,491

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
11. Commitments
License agreements
During the three and nine months ended September 30, 2024 and 2023, the Company did not record research and development expense related to non-refundable license payments or development milestones.
12. Restructuring
On July 27, 2023, the Company announced decisions to reprioritize its areas of focus and to discontinue its clinical development of UpRi following an evaluation of top-line data from the Company’s UPLIFT Phase 2 clinical trial of UpRi in patients with platinum-resistant ovarian cancer, which did not meet its primary endpoint. In connection with these decisions, on July 26, 2023, the Company’s board of directors approved certain expense reduction measures, including a reduction of approximately 50% of the Company’s then-current total employee base (the “Restructuring”). Affected employees were eligible to receive severance and benefit payments, notice pay and outplacement services in connection with the reduction.
As of December 31, 2023, the Restructuring was substantially completed. Restructuring costs incurred are included within restructuring expenses on the consolidated statements of operations and comprehensive loss. The Company did not recognize any costs related to the Restructuring during the three and nine months ended September 30, 2024.
The following table summarizes the charges incurred in connection with the Restructuring:

(in thousands)	Severance & Employee Related Costs	Contract Termination and Other Costs	Total Costs
Cumulative costs to date (1)	$6,924	$1,789	$8,713
Costs incurred during the three and nine months ended September 30, 2023	$6,425	$1,789	$8,214
(1) The Restructuring was substantially completed as of December 31, 2023.
The following tables summarizes the charges incurred in connection with the Restructuring related to research and development activities and general and administrative activities:

(in thousands)	Three and nine months ended September 30, 2023
Research and development related	$4,927
General and administrative related	$3,287
13. Income taxes
The Company incurred income tax expense of $0.4 million for each of the three and nine months ended September 30, 2024, primarily due to the timing of revenue recognition for tax purposes related to consideration received under its collaboration agreements.

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
Our two clinical-stage product candidates are XMT-1660 and XMT-2056. XMT-1660 is a B7-H4-targeting Dolasynthen ADC designed with a precise, target-optimized DAR of 6 that we are investigating in a Phase 1 clinical trial designed to assess safety and tolerability. We continue to advance this trial, which is currently enrolling patients with various tumors, including endometrial, ovarian and breast cancers, including recurrent triple-negative and hormone-receptor positive breast cancers. The dose escalation portion of the trial is ongoing. We have not yet established a maximum tolerated dose in this trial, and we recently escalated dosing to 115 mg/m2, or approximately 3.1 mg/kg, administered every four weeks. In parallel, we have also been exploring more frequent dosing schedules and enrolling patients in backfill cohorts to inform the optimal dose and schedule for further investigation in the expansion portion of the trial. Additionally, we are retrospectively assessing B7-H4 expression, based on fresh or archived tissue samples from participants in this trial, to inform our biomarker strategy. Approximately 75% of the patients enrolled in the trial to date have either triple negative breast cancer, or TNBC, or hormone receptor-positive breast cancer, or HR+BC. Among the enrolled patients with TNBC, approximately 90% have received a prior topoisomerase-1, or topo-1, ADC, and among the enrolled patients with HR+BC, approximately half have received a prior topo-1 ADC. Additionally, we recently presented new preclinical data demonstrating XMT-1660’s anti-tumor activity following topo-1 treatment at World ADC 2024. By the end of 2024, we plan both to share initial safety, tolerability, efficacy and biomarker data from our Phase 1 dose escalation and backfill cohorts at a company event and to initiate the expansion portion of the trial in patients with TNBC who have previously been treated with at least one topo-1 ADC.
XMT-2056 is a systemically-administered Immunosynthen ADC targeting a novel human epidermal growth factor receptor 2, or HER2, epitope with a DAR of 8 that we are investigating in a Phase 1 clinical trial for patients with HER2-expressing advanced or recurrent solid tumors, including breast, gastric, colorectal and non-small cell lung cancers. In the fourth quarter of 2023, we announced the resolution of a U.S. Food and Drug Administration, or FDA, clinical hold on our Phase 1 clinical trial of XMT-2056 in previously treated patients with advanced or recurrent solid tumors expressing HER2. We resumed patient enrollment in this trial in mid-2024, and we expect to advance the dose escalation portion of the trial in 2024. At the Society for Immunotherapy of Cancer 2024 Annual Meeting in November 2024, we presented new preclinical data demonstrating XMT-2056’s ability to activate STING signaling and inhibit tumor growth at very low doses.
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
Since inception, we have incurred significant cumulative operating losses. For the nine months ended September 30, 2024, our net loss was $55.1 million, compared to $152.1 million in the nine months ended September 30, 2023. As of September 30, 2024, we had an accumulated deficit of $881.4 million. We expect to continue to incur significant expenses and operating losses over the next several years as we:
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
In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany. The 2022 Merck KGaA Agreement provides for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Merck KGaA's cost. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, we recognized $3.4 million, $2.3 million, $6.6 million and $7.9 million, respectively, of collaboration revenue related to the 2022 Merck KGaA Agreement.
In August 2022, we entered into a collaboration, option and license agreement, or the GSK Agreement, with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, we recognized $0.5 million, $0.5 million, $0.6 million and $1.8 million, respectively, of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into a research collaboration and license agreement with Johnson & Johnson for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. We refer to such agreement, as amended on July 14, 2023 and September 25, 2023, as the Johnson & Johnson Agreement. Johnson & Johnson is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Johnson & Johnson's cost. Johnson & Johnson has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In August 2024, we entered into a clinical supply agreement with Johnson & Johnson, or the 2024 Johnson & Johnson CSA, for the clinical manufacturing services related to a licensed ADC for a selected target. During the three months ended September 30, 2024, we recognized $8.0 million of collaboration revenue related to development milestone that was earned under the Johnson & Johnson Agreement. During the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, we recognized $8.8 million, $4.9 million, $16.7 million and $14.0 million, respectively, of collaboration revenue related to performance under the Johnson & Johnson Agreement and the 2024 Johnson & Johnson CSA.
During the nine months ended September 30, 2023, we recognized $2.5 million of revenue related to the achievement of a development milestone related to a 2012 research, development and license agreement, or the Asana Biosciences Agreement, with Asana BioSciences, LLC, or Asana Biosciences, for which performance obligations were previously completed.
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
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our product candidates XMT-2068 and XMT-2175 and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the three and nine month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
XMT-1660 external costs	$3,470	$4,342	$9,413	$11,241
XMT-2056 external costs	1,314	635	3,361	4,614
Preclinical and discovery costs (1)	(1,036)	608	(726)	4,062
UpRi external costs	(182)	9,107	387	45,208
XMT-1592 external costs	—	34	—	434
Internal research and development costs	11,237	15,805	38,299	61,215
Total research and development costs	$14,803	$30,531	$50,734	$126,774
(1) The amounts for the three and nine months ended September 30, 2024 primarily reflect the favorable resolution of an outstanding accrual balance.
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
For example, on July 27, 2023, we announced our decision to discontinue the clinical development of UpRi. Consequently, we have allocated resources previously dedicated to this program into our next-generation ADCs and platforms, Dolasynthen and Immunosynthen. We expect to incur significant research and development expenses over the next several years as we continue our clinical development and manufacturing of XMT-1660 and XMT-2056, advance our preclinical pipeline and invest in improvements in our ADC technologies.

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

Results of Operations
Comparison of the three months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items:

	Three Months Ended September 30,		Dollar Change
(in thousands)	2024	2023
Collaboration revenue	$12,598	$7,698	$4,900
Operating expenses:
Research and development	14,803	30,531	(15,728)
General and administrative	9,864	12,894	(3,030)
Restructuring expenses	—	8,214	(8,214)
Total operating expenses	24,667	51,639	(26,972)
Other income (expense):
Interest income	1,972	3,302	(1,330)
Interest expense	(986)	(1,017)	31
Total other income, net	986	2,285	(1,299)
Loss before income taxes	(11,083)	(41,656)	30,573
Income tax expense	(418)	—	(418)
Net loss	$(11,501)	$(41,656)	$30,155

Collaboration Revenue
Collaboration revenue increased by $4.9 million, from $7.7 million during the three months ended September 30, 2023 to $12.6 million during the three months ended September 30, 2024, primarily due to increases of $3.9 million and $1.0 million in collaboration revenue recognized under the Johnson & Johnson Agreement and 2022 Merck KGaA Agreement, respectively. The collaboration revenue recognized under the Johnson & Johnson Agreement included an $8.0 million development milestone that was earned during the three months ended September 30, 2024.
Research and Development Expense
Research and development expense decreased by $15.7 million, from $30.5 million for the three months ended September 30, 2023 to $14.8 million for the three months ended September 30, 2024.
The decrease in research and development expense was primarily attributable to the following:
•a decrease of $10.8 million related to manufacturing and clinical development activities for UpRi;
•a decrease of $2.6 million related to employee compensation (excluding stock-based compensation), primarily due to a reduction in headcount following the Restructuring;
•a decrease of $1.8 million related to consulting and professional services fees; and
•a decrease of $1.6 million related to manufacturing activities for XMT-1660 and the Dolasynthen platform.
These decreased costs were partially offset by an increase of $0.7 million related to clinical development activities for XMT-1660 and an increase of $0.7 million related to clinical development activities for XMT-2056.
General and Administrative Expense
General and administrative expense decreased by $3.0 million, from $12.9 million during the three months ended September 30, 2023 to $9.9 million during the three months ended September 30, 2024. The decrease in general and administrative expense was primarily due to a decrease of $2.3 million related to consulting and professional services fees and a decrease of $0.7 million related to employee compensation (excluding stock-based compensation) as a result of a reduction in headcount following the Restructuring.
Total Other Income, net
Total other income, net decreased by $1.3 million, from $2.3 million during the three months ended September 30, 2023 to $1.0 million during the three months ended September 30, 2024. The decrease was primarily due to a decrease in interest income earned on invested marketable securities.

Comparison of the nine months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Dollar Change
(in thousands)	2024	2023
Collaboration revenue	$24,136	$26,154	$(2,018)
Operating expenses:
Research and development	50,734	126,774	(76,040)
General and administrative	31,927	49,409	(17,482)
Restructuring expenses	—	8,214	(8,214)
Total operating expenses	82,661	184,397	(101,736)
Other income (expense):
Interest income	6,839	9,142	(2,303)
Interest expense	(2,971)	(3,025)	54
Total other income, net	3,868	6,117	(2,249)
Loss before income taxes	(54,657)	(152,126)	97,469
Income tax expense	(418)	—	(418)
Net loss	$(55,075)	$(152,126)	$97,051
Collaboration Revenue
Collaboration revenue decreased by $2.0 million, from $26.2 million during the nine months ended September 30, 2023 to $24.1 million during the nine months ended September 30, 2024, primarily due to decreases in collaboration revenue recognized of $2.5 million, $1.3 million and $1.1 million under the Asana Biosciences, 2022 Merck KGaA Agreement and GSK Agreement, respectively. These decreases were partially offset by an increase related to collaboration revenue recognized of $2.7 million under the Johnson & Johnson Agreement.
Research and Development Expense
Research and development expense decreased by $76.0 million, from $126.8 million for the nine months ended September 30, 2023 to $50.7 million for the nine months ended September 30, 2024.
The decrease in research and development expense was primarily attributable to the following:
•a decrease of $48.0 million related to manufacturing and clinical development activities for UpRi;
•a decrease of $14.9 million related to employee compensation (excluding stock-based compensation), primarily due to a reduction in headcount following the Restructuring;
•a decrease of $7.1 million related to consulting and professional service fees;
•a decrease of $4.9 million related to manufacturing activities for XMT-1660 and the Dolasynthen platform;
•a decrease of $1.9 million related to manufacturing activities for XMT-2056; and
•a decrease of $1.2 million related to non-clinical research activities for the Dolasynthen platform.
Stock-based compensation expense included in research and development expense decreased by $1.7 million, primarily due to a reduction in headcount following the Restructuring.

These decreased costs were partially offset by an increase of $2.5 million and $1.1 million, related to clinical development activities for XMT-1660 and XMT-2056, respectively.
General and Administrative Expense
General and administrative expense decreased by $17.5 million, from $49.4 million during the nine months ended September 30, 2023 to $31.9 million during the nine months ended September 30, 2024. The decrease in general and administrative expense was primarily due to a decrease of $10.4 million related to consulting and professional services fees and a decrease of $4.9 million related to employee compensation (excluding stock-based compensation) as a result of a reduction in headcount following the Restructuring.
Stock-based compensation expense included in general and administrative expense decreased by $2.3 million primarily due to a reduction in headcount following the Restructuring.
Total Other Income, net
Total other income, net decreased by $2.2 million, from $6.1 million during the nine months ended September 30, 2023 to $3.9 million during the nine months ended September 30, 2024. The decrease was primarily due to a decrease in interest income earned on invested marketable securities.

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
In November 2022, we entered into an additional sales agreement, or the November 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $150.0 million of our common stock from time to time at prevailing market prices. During the nine months ended September 30, 2023, we sold approximately 14.2 million shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $94.1 million and $92.2 million, respectively. During the nine months ended September 30, 2024, we sold approximately 1.0 million shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $6.0 million and $5.8 million, respectively. Approximately $50.0 million remained unsold and available for sale under the November 2022 ATM as of September 30, 2024.
In February 2024, we entered into an additional sales agreement, or the February 2024 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. We did not sell any shares of common stock pursuant to the February 2024 ATM during the nine months ended September 30, 2024, and $100.0 million remained unsold and available for sale under the February 2024 ATM as of September 30, 2024.

On October 29, 2021, we entered into a loan and security agreement with Oxford Finance LLC as the collateral agent and a lender, Silicon Valley Bank, or former SVB, as a lender, and the other lenders from time to time a party thereto, or collectively the Lenders. In March 2023, Silicon Valley Bridge Bank, N.A., or SVBB, as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or SVB, which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a lender. We refer to this loan and security agreement, as amended on February 17, 2022, October 17, 2022, December 27, 2022 and March 23, 2023, as the New Credit Facility. As of September 30, 2024, we have borrowed $25.0 million under the New Credit Facility, and no additional borrowing amounts are available to us under the New Credit Facility. We are obligated to make interest-only payments through November 1, 2024, followed by equal monthly principal payments and applicable interest through the maturity date of October 1, 2026. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation.
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $155.2 million. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our ongoing collaboration agreements with GSK, Johnson & Johnson and Merck KGaA. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(63,089)	$(136,920)
Net cash (used in) provided by investing activities	(38,563)	99,735
Net cash provided by financing activities	5,959	94,583
(Decrease) increase in cash, cash equivalents and restricted cash	$(95,693)	$57,398
Net Cash Used in Operating Activities
Net cash used in operating activities was $63.1 million during the nine months ended September 30, 2024 and primarily consisted of a net loss of $55.1 million, adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $13.1 million and net amortization of premiums and discounts on marketable securities of $3.3 million. Net cash used in operating activities was $136.9 million during the nine months ended September 30, 2023 and primarily consisted of a net loss of $152.1 million, adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $17.1 million and net amortization of premiums and discounts on marketable securities of $4.2 million.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $38.6 million during the nine months ended September 30, 2024 as compared to net cash provided by investing activities of $99.7 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities. During the nine months ended September 30, 2023, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $6.0 million during the nine months ended September 30, 2024 as compared to $94.6 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, net cash provided by financing activities consisted primarily of proceeds from sales of shares of common stock under our November 2022 ATM of $5.8 million. During the nine months ended September 30, 2023, net cash provided by financing activities consisted primarily of proceeds from sales of common stock under our February 2022 ATM and November 2022 ATM of $93.5 million.
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
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $155.2 million. We believe our currently available funds will be sufficient to fund our current operating plan commitments into 2026. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Contractual Obligations
During the nine months ended September 30, 2024, there were no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.
Critical Accounting Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. During the nine months ended September 30, 2024, there were no material changes to our critical accounting estimates as reported under the heading “Critical Accounting Policies and Significant Judgements and Estimates” in Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $155.2 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities are invested in U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.
The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of September 30, 2024, there was $25.0 million outstanding under the New Credit Facility, and a potential change in the associated interest rates would likely be immaterial to the results of our operations.
Foreign Currency Exchange Rate Risks
As of September 30, 2024, we were not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are in the early stages of our clinical development efforts of our lead product candidates. We are conducting Phase 1 clinical trials of XMT-1660 and XMT-2056 and have not yet completed a clinical trial for either of these product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. The results from our preclinical and non-clinical studies of XMT-1660 and XMT-2056 and the results from preclinical and non-clinical studies or early clinical trials of any other current or future product candidates are not necessarily predictive of the results from our ongoing or future discovery programs, preclinical or non-clinical studies or clinical trials. Promising results in preclinical and non-clinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in earlier stages of clinical development, and we have faced and may again face similar setbacks. For instance, in July 2023, we announced that our UPLIFT Phase 2 clinical trial of UpRi did not meet its primary efficacy endpoint, despite promising efficacy data from our Phase 1b clinical trial of UpRi. Other companies’ setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy events in preclinical or clinical trials, including previously unreported adverse events. We similarly have identified safety signals as our clinical trials have advanced, such as our assessment that serious bleeding events appeared to occur in patients who received UpRi at a higher rate than background, which assessment led us to submit an aggregate data safety report to the FDA in June 2023.
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
Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates, or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other product candidates in our pipeline. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for our product candidates. For example, in June 2023, following our submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appeared to occur at a higher rate than background, the FDA placed a partial clinical hold on our UPGRADE-A and UP-NEXT clinical trials, and in July 2023, we decided to wind down future development of UpRi, including our UP-NEXT and UPGRADE-A clinical trials, after our UPLIFT clinical trial failed to meet its primary endpoint. Additionally, a patient in our Phase 1 clinical trial of XMT-2056 suffered a Grade 5 SAE, resulting in the clinical hold placed on the trial by the FDA between March 2023 and October 2023. We expect that certain patients in our ongoing clinical trials of XMT-1660 and XMT-2056 and in future clinical trials will experience adverse events, including those that may result in death, as our product candidates progress through clinical development.

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
From time to time, we may announce or publish preliminary, interim or top-line data from our clinical trials. Positive preliminary data may not be predictive of such trial’s subsequent or overall results. Interim data from clinical trials that we may complete do not necessarily predict final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data we may publish. We plan to disclose initial dose escalation and backfill cohort data from our Phase 1 clinical trial of XMT-1660 by the end of 2024, but those data may be materially different from final data in the trial. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim or top-line data and final data could significantly harm our business prospects.
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
Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to commence, enroll or complete our current and anticipated clinical trials. In June 2023, we announced that our UP-NEXT and UPGRADE-A clinical trials of UpRi had been placed on partial clinical hold by the FDA following our submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appeared to occur at a higher rate than background. In July 2023, following our announcement that the data in our UPLIFT clinical trial of UpRi did not meet its primary endpoint and our plans to wind-down UpRi-related development activities, we terminated our UPGRADE-A and UP-NEXT clinical trials of UpRi. Additionally, in March 2023, we announced that our Phase 1 clinical trial of XMT-2056 had been placed on clinical hold by the FDA following a Grade 5 SAE. The FDA lifted this clinical hold in October 2023, and we have re-opened clinical sites and are again enrolling patients in this clinical trial. If we or our collaborators are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our collaborators’ product candidates based on our technology.
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
Our cash, cash equivalents and marketable securities were $155.2 million as of September 30, 2024. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing XMT-1660, XMT-2056 and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for any current or future product candidates, including delays in enrollment of patients. We may also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities in the future.
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

We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan commitments into 2026. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently anticipate. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our future establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.
We have incurred net losses since our inception, we have no products approved for commercial sale and we anticipate that we will continue to incur substantial operating losses for at least the next several years. We may never achieve or sustain profitability.
We have incurred net losses since our inception. Our net loss was $11.5 million for the three months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $881.4 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues for the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current good manufacturing practices, or cGMP. We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. In the event that any of our manufacturers fails to comply with regulatory requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within our budget. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.
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
•a delay in submitting regulatory applications, or delay or failure to receive regulatory approvals, for product candidates;
•a loss of the cooperation of an existing or future strategic collaborator;
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
We designed the ongoing clinical trials of XMT-1660 and XMT-2056, the trial for XMT-1592 that closed in 2022 and our UPLIFT, UPGRADE-A and UP-NEXT clinical trials of UpRi, for which we discontinued development in 2023, and we intend to design any future clinical trials for any future product candidates that we may develop if preclinical studies are successful and we do not have a strategic collaborator responsible for such trial design. However, we rely on CROs, SMOs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, SMOs, investigators and other third parties are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with current good laboratory practices or current good clinical practices, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
In addition to patent and other intellectual property protection, we may seek market and data exclusivity for our biological product candidates subject to the biologics license application, or BLA, process at the FDA, which is currently 12 years in the United States, 10 years in Europe and other durations in other countries, where available. The term of the patents covering our product candidates may not extend beyond the data and market exclusivities. There is a risk that this data and market exclusivity could be shortened due to legislative action in the United States or other countries where such protection is currently available, potentially creating the risk that biosimilar competition could enter the market sooner than anticipated. In addition, the extent to which any biosimilar competitive product, once approved, may be substituted for our relevant reference product is not yet clear, and will depend on many market and regulatory factors that are uncertain.
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
Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies' abilities to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and the Center for Medicare & Medicaid Services, or CMS, on which we rely. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
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
Finally, our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company's drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging the FDA's actions. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of any then-existing drug products could be at risk and could be delayed, undermined or subject to protracted litigation.
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
Further, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, as well as opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On October 2, 2024, in final guidance, CMS indicated that it will announce the selection of up to 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
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
In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties have also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and oral arguments took place on October 30, 2024. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, if approved, any of which could adversely affect our business, results of operations and financial condition.
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
Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.
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
Further, some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. In addition, in September 2024, the U.S. House or Representatives passed the BIOSECURE Act (H.R. 7085), and the Senate has advanced a substantially similar bill, which legislation, if passed by the Senate and enacted into law, would restrict the ability of U.S. biotechnology companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and authorizes the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.
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
Our stock price has been and may continue to be volatile. During the period from November 8, 2021 to November 8, 2024, the closing price of our common stock ranged from a high of $9.61 per share to a low of $1.06 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
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
For the years ended December 31, 2023, 2022 and 2021, we recorded no income tax benefit for the net operating losses, or NOLs, incurred in each year, due to the uncertainty of realizing a benefit from those items. We have incurred NOLs since our inception. As of December 31, 2023 , we have federal NOLs of approximately $479.0 million and state NOLs of approximately $414.8 million. Of the $479.0 million of federal NOLs, $34.1 million expire at various dates through 2037. The remaining $444.8 million of federal NOLs do not expire. The state NOLs will expire at various dates through 2043. As of December 31, 2023, we had federal and state research and development tax credit carryforwards of approximately $23.2 million and $6.8 million, respectively, which expire at various dates through 2043. Under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Section 382 of the Internal Revenue Code, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have determined that ownership changes have occurred since our inception and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs and research and development tax credit carryforwards. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs and research and development tax credit carryforwards. Furthermore, our ability to utilize our NOLs and research and development tax credit carryforwards is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for at least the next several years; thus, we do not know when we will generate the U.S. federal taxable income necessary to utilize our NOLs. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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

Item 5. Other Information
None of our directors or officers adopted or terminated a Rule 10b5–1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or a non-10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

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

Mersana Therapeutics, Inc.

Dated: November 13, 2024	By:	/s/ Martin Huber
Martin Huber, M.D. President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: November 13, 2024	By:	/s/ Brian DeSchuytner
Brian DeSchuytner Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)