Form 10-K
period 2024-12-31
Mersana Therapeutics, Inc.
filed 2025-03-03
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.              ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).            Yes  ☐  No  ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $226,275,877, based on the last reported sale price of such stock on the Nasdaq Global Select Market as of such date.
As of February 26, 2025, the registrant had 124,631,339 shares of common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement that will be filed for the 2025 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
These forward-looking statements include, among other things, statements about:
•the initiation, cost, timing, progress and results of our current and future research and development activities, preclinical studies and clinical trials, including our Phase 1 clinical trials of emiltatug ledadotin (XMT-1660), which we refer to as Emi-Le, and XMT-2056;
•our ability to secure additional capital in the near term or to implement other strategies needed to alleviate our current substantial doubt about our ability to continue as a going concern;
•our estimates regarding expenses and future revenue and our expectations regarding our ability to fund our operating expenses with our existing cash resources and the period in which we expect that such cash resources will enable us to fund such operating requirements;
•the potential benefits of our existing strategic collaborations and our ability to enter into additional strategic collaborations;
•the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•our ability to quickly and efficiently identify and develop additional product candidates and to innovate with respect to our existing or future antibody-drug conjugate platforms;
•our ability to advance any product candidate into, and successfully complete, clinical trials;
•unmet needs of patients with cancer indications;
•our intellectual property position, including with respect to our trade secrets; and
•our strategic priorities
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
•Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.
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
•We are in the early stages in our clinical development efforts. We have two product candidates, Emi-Le and XMT-2056, in Phase 1 clinical development, and we have not yet completed a clinical trial for either of these product candidates.
•We have a credit facility that requires us to meet certain affirmative and negative covenants and places restrictions on our operating and financial flexibility.
•We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.
•Drug discovery and development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. We can provide no assurance of the successful and timely development of new antibody-drug conjugate products.
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

Our two clinical-stage product candidates are emiltatug ledadotin (XMT-1660), which we refer to as Emi-Le, and XMT-2056. Emi-Le is a B7-H4-targeting Dolasynthen ADC designed with a precise, target-optimized DAR of 6 that we are investigating in a Phase 1 clinical trial that is currently enrolling patients with various tumors, including breast, endometrial and ovarian cancers, as well as adenoid cystic carcinoma type 1, or ACC-1. XMT-2056 is a systemically-administered Immunosynthen ADC targeting a novel human epidermal growth factor receptor 2, or HER2, epitope with a DAR of 8 that we are investigating in a Phase 1 clinical trial in patients with HER2-expressing advanced or recurrent solid tumors, including breast, gastric, colorectal and non-small cell lung cancers. Additionally, we have entered into strategic collaborations with Janssen Biotech, Inc., or Johnson & Johnson, and Ares Trading S.A., an affiliate of Merck KGaA, Darmstadt, Germany, or Merck KGaA, focused on the discovery, development and commercialization of additional ADC product candidates leveraging our Dolasynthen and Immunosynthen platforms, respectively. We have also granted GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, an exclusive option for an exclusive global license to co-develop and commercialize XMT-2056.

We have assembled a management team with extensive and relevant experience, including specific ADC experience, from prior work at leading pharmaceutical companies such as Bayer AG; Centocor Inc.; Constellation Pharmaceuticals, Inc.; Cubist Pharmaceuticals, Inc.; F. Hoffmann-La Roche Ltd.; GlaxoSmithKline plc; Merck & Co.; Millennium Pharmaceuticals, Inc.; Momenta Pharmaceuticals, Inc.; Sanofi S.A.; Tesaro, Inc. and Vertex Pharmaceuticals Incorporated. We are supported by a board of directors and scientific advisors who offer complementary experience in drug discovery, development and commercialization, business development and public company management. We believe that our highly differentiated platforms, product candidates, collaborators and team position us well to discover and develop life-changing ADCs for patients fighting cancer.

Our current pipeline is summarized in the chart below:

Our Strategy
Although currently approved ADCs are providing substantial benefits to certain patient populations and more product candidates are in development, we believe significant platform and payload limitations are preventing this therapeutic class from realizing its full potential. We are focused on developing novel platforms and payloads that can be utilized to create ADCs with meaningfully improved safety and efficacy for patients with a range of cancers. We believe that executing against the following strategic objectives will help us achieve our goal:

•Leverage Our ADC Platforms While Continuing to Innovate: We believe that our two proprietary ADC platforms, Dolasynthen and Immunosynthen, can be utilized to develop impactful cytotoxic and immunostimulatory ADCs, respectively. These platforms were designed to address key limitations of today’s ADCs by reducing dose-limiting platform toxicities, avoiding payload resistance mechanisms and providing new payload alternatives. We believe continued platform, payload and product candidate innovation may enable us to become an ADC leader, and we have built a core team of internal research and discovery personnel that is seeking new and improved approaches to ADC design. Through these efforts, we aspire to identify and capitalize on opportunities to further differentiate our company within the field of ADCs and to maintain a robust and differentiated pipeline of product candidates.
•Advance the Clinical Development of Emi-Le. Emi-Le is a B7-H4-targeting Dolasynthen ADC. We believe Emi-Le has the potential to address unmet needs for patients with a range of cancers that express B7-H4. In January 2025, we announced positive initial clinical data from dose escalation and backfill cohorts of our ongoing Phase 1 clinical trial of Emi-Le, and we continue to investigate doses up to 95 mg/m2 per cycle in patients with breast cancer, endometrial cancer, ovarian cancer and ACC-1 in dose escalation and backfill cohorts. Based on the initial clinical data we reported in January 2025, we have advanced a dose of 67.4 mg/m2 administered every four weeks, or Q4W, into a dose expansion cohort in patients with triple negative breast cancer, or TNBC, who have received one to four prior treatment lines, including at least one prior topoisomerase-1 inhibitor, or topo-1, ADC. We refer to this indication as “post-topo-1 TNBC.” In the first half of 2025, we plan to continue enrollment in the expansion portion of our Phase 1 clinical trial of Emi-Le in this initial expansion cohort. Additionally, in 2025, we expect to initiate enrollment in expansion at a second dose in post-topo-1 TNBC and to present additional Phase 1 clinical data from dose escalation and backfill cohorts of the trial.
•Advance the Clinical Development of XMT-2056. XMT-2056 is a systemically administered Immunosynthen ADC that is designed to target a novel epitope of HER2 and to locally activate STING signaling in both tumor-resident immune cells and in antigen-expressing tumor cells in a target-dependent manner. We believe this approach may enable the treatment of patients with HER2-high or -low tumors as monotherapy and in combination with standard-of-care agents. In late 2023, we announced the resolution of a U.S. Food and Drug Administration, or FDA, clinical hold on our Phase 1 clinical trial of XMT-2056 in previously treated patients with advanced or recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers, and in the first half of 2024, we restarted the trial and advanced dose escalation. We continue to enroll patients in the dose escalation portion of the trial and expect to present initial clinical pharmacodynamic STING activation data in 2025.
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
ADC Background and Existing Limitations
ADCs are now a validated, well-established therapeutic modality in oncology, with 12 products currently approved for use by the FDA and well over 100 being tested in clinical trials. According to a January 2024 report from Leerink Partners, global revenues for ADC medicines reached $6.6 billion in 2022 and are expected to exceed $42 billion by 2030.

In oncology, cytotoxic ADCs traditionally consist of a monoclonal antibody attached, or conjugated, to a chemotherapeutic “payload,” or a cell-killing agent, via a chemical linker. The antibody provides targeting capability to a selected antigen that is over-expressed on tumor cells relative to healthy tissues, thereby providing the opportunity for preferential, targeted delivery to the tumor. Upon binding to the antigen, the ADC is internalized by the tumor cell, and the payload is released through either cleavage of the linker or degradation of the antibody. Tumor cell death results once a sufficient amount of the cytotoxic payload has been internalized by the target cell. Some ADCs utilize payloads that can freely cross cell membranes in an antigen-independent manner once they are released from the antibody, which may enhance efficacy in tumors with heterogeneous antigen expression. This phenomenon, known as “bystander effect,” may have positive impacts if it is a tumor cell that is impacted, but negative consequences if healthy cells are impacted.

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

ADC Platform Toxicity Limitations

When off-target toxicity is seen across multiple product candidates based on the same ADC platform, it can be considered antigen-independent, which we refer to as “platform toxicity.” Many ADC platforms have well-established platform toxicity limitations affecting efficacy and tolerability, regardless of the antigen to which they are targeted. First-generation ADCs primarily include tubulin inhibitor payloads that interfere with the role of microtubules in cell division to kill rapidly dividing neoplastic cells while sparing normal tissues. While multiple ADCs have been approved utilizing these platforms, patients often experience severe treatment-related adverse events, or TRAEs, such as neutropenia, peripheral neuropathy and ocular toxicity during treatment. These types of platform-related adverse events often limit dosing and are believed to be due, at least in part, to the non-specific uptake of the payload to healthy tissue.

More recent ADC platforms have utilized topo-1 payloads that inhibit the role of the topoisomerase-1 enzyme in DNA replication and transcription to kill neoplastic cells while sparing normal tissue. Patients treated with ADCs using topo-1 payloads have reported experiencing severe TRAEs such as neutropenia, anemia, thrombocytopenia, leukopenia and interstitial lung disease and/or pneumonitis, regardless of the antigen being targeted.

Because severe TRAEs, including platform toxicities, often dictate an ADC’s maximum tolerated dose, we believe innovative ADCs that are able to reduce the incidence and severity of these kinds of adverse events may be more efficacious monotherapies and enable broad use in combination with other therapies.

Payload Resistance Limitations

A common mechanism of resistance to treatment in cancer is the up-regulation of multi-drug resistance, or MDR, pumps, such as P-glycoproteins, or PgPs, which can actively pump drugs out of cancer cells to help them survive. For example, MDR pumps have been shown to confer resistance of cancer cells to ADCETRIS® (brentuximab vedotin) and KADCYLA® (ado-trastuzumab emtansine), which are first-generation ADCs approved by the FDA for the treatment of Hodgkin’s lymphoma and breast cancer, respectively.

Emerging clinical data also suggest that patients can develop resistance to topo-1 ADCs, which are becoming standard of care in various indications. This is believed to be, at least in part, the result of cancer cells upregulating the enzyme topoisomerase-2, which can substitute for and reduce the cell’s dependence on the topoisomerase-1 enzyme. As a consequence, and as suggested by emerging clinical data, a patient’s duration of clinical benefit may be greatly reduced if the patient receives another, different topo-1 ADC after disease progression following initial treatment with a topo-1 ADC. Three topo-1 ADCs have been approved by the FDA to date: ENHERTU® (fam-trastuzumab deruxtecan-nxki), TRODELVY®(sacituzumab govitecan-hziy) and DATROWAY® (datopotamab deruxtecan-dlnk), each of which are indicated for the treatment of breast and certain other cancers.

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

We are aware that a number of diverse factors have the potential to impact the properties of an ADC, including payload, DAR, site and method of conjugation and homogeneity. For different antibodies or target antigens, the optimal combination of these factors may differ. Unlike the “one-size-fits-all” approach used by some ADC developers, we have designed our novel and differentiated Dolasynthen and Immunosynthen platforms to allow us to optimize these properties for a given target, which we believe may enable the use of ADCs as both monotherapy and in combination with other standards of care.

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

Our first-generation ADC platform, Dolaflexin, used an intrinsically heterogeneous natural polymer-derived scaffold to balance payload characteristics on average for high-DAR ADC applications. In developing our next generation platforms, Dolasynthen and Immunosynthen, we designed fully synthetic, homogenous, and precisely balanced modular scaffold approaches. Because our Dolasynthen and Immunosynthen scaffolds are modular and synthetically defined, we believe that they permit optimization against a set of design objectives. Each platform scaffold is the culmination of years of preclinical exploration of structure-activity relationships to identify both the optimal characteristics and the areas of modulation that may be fine-tuned to match with a specific target.

Dolasynthen – Our Next-Generation Cytotoxic Platform

Our Dolasynthen platform was developed both to improve upon our Dolaflexin platform and to allow us to differentiate further within the broader ADC field. Because of the nature of the scaffold used in Dolaflexin as well as its stochastic means of conjugation, Dolaflexin ADCs were inherently heterogeneous and consisted of sub-populations with different properties, including those with high DAR and low DAR. Based on preclinical data, we believe that high-DAR Dolaflexin subpopulations may have resulted in significantly reduced efficacy and increased delivery of payload to healthy tissues in comparison to lower DAR Dolaflexin subpopulations, correlating with reduced efficacy and reduced tolerability in the preclinical models studied.

We hypothesized that homogeneous ADCs, in which DAR and other important properties could be precisely controlled, could result in distinct efficacy, tolerability and therapeutic index advantages over Dolaflexin and other existing ADC platforms. This led us to develop Dolasynthen. Dolasynthen, with its precisely defined, fully synthetic scaffold, linker and cytotoxic payload, allows us to customize ADCs for specific targets by altering the DAR and optimizing water solubility and other properties to tailor an ADC to a specific target. To ensure the homogeneity of our Dolasynthen ADCs, the Dolasynthen scaffold is bioconjugated to the antibody in a site-specific manner to create precisely defined, fully homogeneous ADCs with consistent properties. Figure 1 illustrates the homogeneity of a Dolasynthen ADC (single, sharp peak) as compared to the heterogeneity of a Dolaflexin ADC (broad peak) both created with the same antibody, as can be observed by hydrophobic interaction chromatography.

Figure 1

Dolasynthen utilizes the same proprietary auristatin anti-tubulin payload that was utilized in Dolaflexin. Our proprietary auristatin payload has been shown in in vitro and in vivo preclinical studies to control the bystander effect by locking the cytotoxic drug inside cells after allowing a short period of antigen-independent diffusion throughout the tumor. As the drug diffuses through neighboring cells, the payload is metabolized to a form that is still highly potent but is designed to no longer be able to cross the cell membrane. We believe this “controlled bystander effect” has the potential to allow for enhanced safety and efficacy. In multiple of our clinical trials of several product candidates, including Emi-Le, which trials collectively enrolled approximately 700 patients, we observed that the dose-limiting neutropenia, peripheral neuropathy and ocular toxicity frequently reported in trials of ADCs based on other third-party platforms were uncommon with our auristatin anti-tubulin payload. In addition, the low permeability form of our payload is not a substrate for MDR pumps, such as PgP, which may allow it to avoid this resistance mechanism. Moreover, because our auristatin payload targets tubulin, it is not dependent on the expression or mutational status of topoisomerase-1 or topoisomerase-2 enzymes, which we believe may allow it to avoid topo-1-related resistance mechanisms. Finally, unlike topo-1 DNA-damaging agents, auristatin payloads are selectively toxic to dividing cells. As we disclosed in the initial clinical data from our Phase 1 clinical trial of Emi-Le in January 2025, we observed multiple confirmed responses in patients who were previously treated with at least one topo-1 ADC in this trial.

In preclinical studies, we have observed that our payload led to immunogenic cell death and can stimulate the immune system through dendritic cell activation. Consistent with this, preclinical data suggest our payload may be synergistic with immuno-oncology agents such as programmed cell death protein 1 or programmed cell death ligand 1, or PD-(L)1, inhibitors.

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

Figure 3

We also observed, as illustrated in Figure 4, that a vcMMAE ADC, shown in green, resulted in a reduction in neutrophils, or white blood cells, while the Dolasynthen ADC, shown in blue, did not experience the same reduction when tested in direct comparison in this preclinical model. These preclinical data, as they relate to dosage with the vcMMAE ADC, are consistent with clinical reports of adverse events of severe neutropenia following dosage with many vcMMAE ADCs.

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

Figure 5

Our lead Dolasynthen product candidate, Emi-Le, is a B7-H4-targeting ADC that we are investigating in a Phase 1 clinical trial of patients with various tumors, including breast, endometrial and ovarian cancers and ACC-1. We are evaluating new targets to pursue with our Dolasynthen platform for our proprietary pipeline. Additionally, we are continuing to advance work under our Dolasynthen collaboration and license agreement with Johnson & Johnson.

Immunosynthen – Our Immunostimulatory ADC Platform

Immunosynthen is our novel immunostimulatory ADC platform designed to take ADCs beyond the delivery of traditional cytotoxic payloads by enabling the targeted stimulation of the innate immune system.

STING agonism has been shown preclinically to have significant potential as an anti-cancer therapeutic approach. A variety of STING agonist product candidates have been investigated clinically by third parties, delivered either as systemic agents or via intratumoral injections. Systemic STING agonists have often been limited to sub-therapeutic clinical doses due to safety risks associated with systemic immune activation. Intratumoral STING agonist injections, meanwhile, have also shown limited therapeutic impact due to the impracticality of tumor accessibility, the need for repeat invasive procedures to access the tumors and the potential for diffusion of the STING agonist outside of the tumor.

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

We are conducting a Phase 1 clinical trial of XMT-2056, our lead Immunosynthen ADC, which targets a novel epitope of HER2. We also are evaluating new targets to pursue with Immunosynthen in our proprietary pipeline. Additionally, we are continuing to advance work under our collaboration and license agreement with Merck KGaA focused on discovering novel Immunosynthen ADCs for up to two targets.

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

We are advancing Emi-Le, our lead Dolasynthen ADC, and XMT-2056, our lead Immunosynthen ADC, in Phase 1 clinical trials. We also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, that leverage our Immunosynthen platform. In addition, our collaborators have multiple ADC product candidates in various stages of development.

Emi-Le: Our Lead Dolasynthen ADC Candidate

Emi-Le is a B7-H4-targeted Dolasynthen ADC with a precise, target-optimized DAR of 6 that we are investigating in a Phase 1 clinical trial enrolling patients with various tumors, including breast, endometrial and ovarian cancers and ACC-1. B7-H4 is a member of the CD28/B7 family of cell surface proteins that promotes tumorigenesis by suppressing anti-tumor immunity and serves as a negative prognostic indicator for multiple tumor types. Its expression in normal human tissue is generally reported to be limited, but it is highly expressed on multiple tumor types with high unmet need, including breast, endometrial and ovarian cancers and ACC-1.

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

We generated favorable preclinical efficacy and tolerability data with Dolasynthen ADCs targeting B7-H4 with precise DARs of 2 and 6 and compared these against a B7-H4 Dolaflexin ADC with a DAR of approximately 12. We selected the DAR6 variant for Emi-Le based on these preclinical data. We believe that targeting B7-H4 with Emi-Le provides significant opportunities for development in areas of high unmet need.

We are conducting a Phase 1 open-label clinical trial evaluating the safety and tolerability of Emi-Le. In January 2025, we announced positive initial clinical data from the dose escalation and backfill cohorts of our Phase 1 clinical trial of Emi-Le and announced the initiation of the dose expansion portion of the clinical trial.

As of the December 13, 2024 data cut date, the dose escalation portion of our Phase 1 clinical trial of Emi-Le had enrolled a total of 130 patients with advanced/metastatic TNBC; hormone-receptor-positive, HER2-negative, or HR+/HER2-negative, breast cancer; ovarian cancer; endometrial cancer and ACC-1. The enrolled patient population was heavily pretreated, with patients receiving up to 15 and a median of 4.5 prior lines of therapy, and approximately 92% of enrolled patients with TNBC had been previously treated with at least one topo-1 ADC. We retrospectively analyzed tumor samples from patients in the trial for B7-H4 expression. As of the data cut date, we had determined B7-H4 tumor expression for 103 patients. Among the 103 patients with known B7-H4 tumor expression, approximately 44% had a tumor proportion score of 70% or higher, which we have preliminarily characterized as “B7-H4 High.”

Emi-Le was observed to be generally well tolerated, with no Grade 4 or 5 TRAEs. The most common TRAEs of any grade across the entire patient population were transient aspartate aminotransferase, or AST, increase (38% of patients), generally asymptomatic and reversible proteinuria (31%), generally low-grade nausea (29%) and low-grade fatigue (28%). The only Grade 3 TRAEs in ≥5% or more of all patients were AST increase (14%) and proteinuria (9%). Across the entire enrolled patient population, TRAEs leading to discontinuation, dose reduction and dose delay were observed in 2.3%, 9.2% and 12.3% of patients, respectively. No dose-limiting treatment-related neutropenia, neuropathy, ocular toxicity, interstitial lung disease or thrombocytopenia were reported, which we believe differentiates Emi-Le from many other approved and clinical-stage ADCs and which could potentially permit combinations with other standards of care, including anti-PD-(L)1, other ADCs and chemotherapy.

The dose escalation portion of the clinical trial evaluated doses ranging from 7.2 mg/m2 to 115 mg/m2, as well as the following dosing schedules: Q4W; once every three weeks; and on days 1 and 8 of a 28-day cycle. The trial protocol allows for the enrollment of patients in backfill cohorts at selected dose levels. We analyzed initial trial data as of the data cut date across the entire trial population and in three dose groups: those in a “Subtherapeutic Dose Range” from 7.2 to 28.7 mg/m2 per cycle, an “Intermediate Dose Range” from 38.1 to 67.4 mg/m2 per cycle and a “High Dose Range” at or above 76.2 mg/m2 per cycle.

In the Intermediate Dose Range, Emi-Le was generally well tolerated with a confirmed objective response rate, or ORR, among evaluable patients (i.e., those with measurable disease at baseline and at least one post-baseline scan) of 23% (6 of 26 patients) across all B7-H4 High tumors and 23% (3 of 13 patients) with B7-H4 High TNBC. Evaluable B7-H4 High TNBC patients in the Intermediate Dose Range had a median of 4 prior lines of therapy and all had previously been treated with at least one topo-1 ADC.

In the ASCENT Phase 3 clinical trial of sacituzumab govitecan, a topo-1 ADC, in TNBC, the ORR was 23% in patients receiving sacituzumab govitecan following more than 3 prior treatment lines. In this same trial, the ORR for standard-of-care single-agent chemotherapy in relapsed/refractory TNBC was approximately 5% with progression free survival of approximately seven weeks. Based on the encouraging initial Emi-Le data in the Intermediate Dose Range, we have advanced a dose of 67.4 mg/m2 Q4W into a dose expansion cohort in patients with post-topo-1 TNBC.

In the High Dose Range, the confirmed ORR among evaluable patients was 22% (2 of 9 patients) across all B7-H4 High tumors. Additionally, 78% (7 of 9 patients) had ≥30% tumor reduction in target lesions. In the High Dose Range, objective responses in multiple evaluable patients with B7-H4 High tumors were not confirmed after protocol-mandated dose delays for proteinuria. In January 2025, we amended our clinical trial protocol to mitigate proteinuria-related dose delays. We continue to explore the High Dose Range in dose escalation and backfill cohorts to identify a second dose for investigation in post-topo-1 TNBC in the expansion portion of the trial.

B7-H4-Expressing Cancers of Immediate Interest

While a variety of cancers express B7-H4, HER2-negative breast cancer, including TNBC and hormone-receptor-positive, or HR+, HER2-negative breast cancer; endometrial cancer; ovarian cancer and ACC-1 are among those reported to most frequently overexpress this antigen. We are enrolling patients in these indications in the dose escalation portion of our Phase 1 clinical trial of Emi-Le, and we are enrolling patients with TNBC who have received one to four prior treatment lines, including at least one prior topo-1 ADC, in the first dose expansion cohort of this trial.
•HER2-Negative Breast Cancer: According to the U.S. National Cancer Institute, or NCI, there were approximately 297,790 new cases of breast cancer in 2023. HER2-negative breast cancer represents approximately 80% of all breast cancer, according to the NCI, and includes tumors that are both hormone receptor positive, or HR+, and hormone receptor negative, or HR-negative, including TNBC.
◦TNBC: According to NCI, TNBC accounts for approximately 10-15% of all breast cancer cases. Additionally, some breast cancer patients may experience endocrine receptor loss during disease progression and transition to becoming TNBC patients over time, and some endocrine receptor low breast cancers may be treated in the same way as TNBC. The first line of treatment for TNBC is typically single-agent chemotherapy for PD-L1 negative patients and pembrolizumab plus single agent chemotherapy for PD-L1 positive patients, followed by second line or later treatment with a topo-1 ADC. Single-agent chemotherapy is then typically utilized again for treatment of TNBC that has progressed following treatment with a topo-1 ADC such as TRODELVY® (sacituzumab govitecan-hziy) or ENHERTU® (fam-trastuzumab deruxtecan-nxki). Emerging data suggest that patients who have previously been treated with a topo-1 ADC receive reduced clinical benefit from subsequent topo-1 ADC treatments. In 2022, Emi-Le was granted a Fast Track designation by the FDA for the treatment of adult patients with advanced or metastatic TNBC who have received at least one prior line of chemotherapy in the metastatic setting. In January 2025, the FDA granted an additional Fast Track designation to Emi-Le for the treatment of advanced or metastatic breast cancer in patients with HER2-low (IHC 1+ or IHC 2+/ISH–) or HER2-negative (IHC 0) disease, including TNBC, who have received a prior topo-1 ADC.

•HR+, HER2-negative Breast Cancer: According to NCI, approximately 65% of all breast cancer is HR+, HER2-negative. Endocrine sensitive HR+, HER2-negative breast cancer patients are treated with hormone therapy and CDK4/6 inhibitors, while patients with certain specified mutations and genetic alterations may be treated with targeted therapy. Once HR+, HER2-negative breast cancer patients become endocrine resistant, their treatment generally consists of systemic chemotherapy or a topo-1 ADC such as ENHERTU®, DATROWAY® (datopotamab deruxtecan-dlnk) or TRODELVY®. Single-agent chemotherapy is then utilized for later-line treatment of endocrine resistant HR+, HER2-negative breast cancer that has progressed following treatment with a topo-1 ADC Emerging data suggest that patients who have previously been treated with a topo-1 ADC receive reduced clinical benefit from subsequent topo-1 ADC treatments. As noted above, Emi-Le has been granted a Fast Track designation by the FDA for the treatment of advanced or metastatic breast cancer in patients with HER2-low (IHC 1+ or IHC 2+/ISH–) or HER2-negative (IHC 0) disease, who have received a prior topo-1 ADC; HR+ patients should also have received or be ineligible for endocrine therapy.
•Ovarian Cancer: According to NCI, there were approximately 19,710 new cases of ovarian cancer and 13,270 related deaths in the United States in 2023, making this the most common cause of gynecologic cancer death in the United States. Standard-of-care treatment consists of repeated lines of platinum-containing chemotherapy followed by observation or maintenance with either PARP inhibitors or bevacizumab until the patient becomes resistant to platinum chemotherapy. These patients are then eligible for single-agent non-platinum chemotherapy or, if they are determined to have high folate receptor alpha expression, the anti-tubulin ADC ELAHERE® (mirvetuximab soravtansine-gynx).
•Endometrial Cancer: According to NCI, there were approximately 66,200 new cases of endometrial/uterine cancer and 13,030 related deaths in the United States in 2023, making this the country’s most common gynecological malignancy. Surgery followed by systemic therapy is the mainstay of treatment for advanced endometrial cancer, with systemic therapy guided by microsatellite instability/mismatch repair deficient, or MSI/dMMR, status. Immunotherapy in combination with chemotherapy or tyrosine kinase inhibitors is standard of care, with limited subsequent treatment options.
•ACC-1: ACC-1 is a rare cancer that develops in secretory glands, most typically in the salivary glands or other areas of the head and neck. Treatment for ACC-1 is typically characterized by surgical removal of the tumor, if possible, followed by radiation for metastatic or recurrent disease or in cases in which the tumor is not amenable to surgery. Systemic chemotherapy is not typically a part of treatment for ACC-1, and there are currently no approved therapies to treat advanced disease.

We believe there remains significant unmet need for novel treatment options such as Emi-Le, particularly in the recurrent setting, given the high rate of relapse in all of these cancer types and emerging evidence of resistance to treatment with topo-1 ADCs.

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

In late 2023, we announced that the FDA had lifted the clinical hold on our Phase 1 clinical trial of XMT-2056. We lowered the starting dose in our Phase 1 dose escalation design, resumed the trial and advanced dose escalation in 2024. We continue to enroll patients in the dose escalation portion of the trial and expect to present initial clinical pharmacodynamic STING activation data in 2025.

HER2-Expressing Cancers of Immediate Interest

While a variety of cancers express HER2, we are enrolling patients with various tumors, including breast cancer, gastric cancer, colorectal cancer and non-small-cell lung cancer, or NSCLC, in our Phase 1 clinical trial of XMT-2056.
•Breast Cancer: Of the 297,790 new cases of breast cancer in the United States in 2023, approximately 15-20% of these tumors are believed to be HER2+ according to NCI. These patients are usually treated with HER2-targeting agents such as trastuzumab and pertuzumab, among others. ENHERTU®, a topo-1 ADC, has recently become the standard of care treatment in the recurrent metastatic HER2+ setting and is increasingly being utilized in earlier lines of treatment.
•Gastric Cancer: According to NCI, there were approximately 26,500 new U.S. cases of gastric (stomach) cancer and 11,130 related deaths in 2023, and 15-20% of these tumors are believed to be HER2+. Gastrectomy surgery, chemotherapy and radiation are the primary treatments for initial disease. Immunotherapy and/or HER2-targeting agents such as trastuzumab, pertuzumab or ENHERTU® may also be utilized. XMT-2056 was granted orphan drug designation by the FDA for the treatment of gastric cancer in 2022.
•Colorectal Cancer: According to NCI, there were approximately 153,020 new U.S. cases of colorectal cancer and 52,550 related deaths in 2023, and 5% of these tumors are believed to be HER2+. Colorectal surgery, chemotherapy and radiation are the primary treatments for initial disease. Immunotherapy and/or HER2-targeting agents such as trastuzumab or pertuzumab may also be utilized.
•NSCLC: According to NCI, there were approximately 238,340 new U.S. cases of lung cancer and 127,070 related deaths in 2023, with an estimated 80-85% of these cases being considered non-small cell lung cancer, or NSCLC, and 15-20% of these tumors believed to be HER2+. Lung resection surgery, chemotherapy and immunotherapy are the primary treatments for initial disease. Radiation therapy and certain targeted therapies, including trastuzumab, pertuzumab or ENHERTU®, are utilized in later lines and later stages of disease.

We believe there remains significant unmet need for novel treatment options such as XMT-2056, particularly in the recurrent setting, given the high rate of relapse in all of these cancer types and emerging evidence of topo-1 ADC resistance mechanisms.

Discontinued Product Candidates

In July 2023, we discontinued the development of XMT-1536, otherwise known as upifitimab rilsodotin, or UpRi, which was an ADC targeting the sodium-dependent phosphate transport protein NaPi2b that we developed utilizing our first-generation Dolaflexin platform. This decision followed topline data from UPLIFT, a single-arm clinical trial that enrolled platinum-resistant ovarian cancer patients with one to four prior treatment regimens that did not meet its primary endpoint.

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

2022 Merck KGaA Collaboration

In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Merck KGaA. Pursuant to the 2022 Merck KGaA Agreement, we have granted Merck KGaA an exclusive license to use our proprietary technology to develop, manufacture and commercialize Immunosynthen ADCs directed to up to two specific target antigens, or the Designated Targets, selected by Merck KGaA within a certain period following the effectiveness of the 2022 Merck KGaA Agreement. Merck KGaA has already selected the first and second Designated Targets under the 2022 Merck KGaA Agreement.

Under the terms of the 2022 Merck KGaA Agreement, the parties will conduct up to two research programs. Each research program will involve activities related to Immunosynthen ADCs for a selected Target (with each such ADC developed under the 2022 Merck KGaA Agreement being a Licensed ADC (as defined under the 2022 Merck KGaA Agreement)) until the submission of an investigational new drug application, or IND, (or foreign equivalents) for a Licensed ADC directed at such Designated Target, or each a Merck KGaA Licensed Product, or until the earlier expiration of the defined research period. Each research program will follow a research plan agreed between the parties. For each Designated Target, Merck KGaA is responsible for providing up to a specified number of antibodies against such Designated Target, and we are responsible for conjugating such antibodies using our Immunosynthen platform to create Licensed ADCs. Each party will be responsible for their own costs under the research programs. In addition, we will be responsible for certain chemistry, manufacturing and controls development and certain manufacturing activities for the Licensed ADCs, up to and including manufacturing of drug substance for Licensed ADCs to be used in certain preclinical studies and clinical trials, in each case at Merck KGaA’s expense, some of which will be prepaid by Merck KGaA. Except as provided above, Merck KGaA is solely responsible for in vitro and in vivo characterization of any Licensed ADCs, other preclinical work, and all clinical development and potential commercialization activities relating to any resulting Merck KGaA Licensed Products.

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

In the event the commercialization of the Merck KGaA Licensed Product results in commercial sales, commercial milestones will be payable by Merck KGaA to us for each program upon the achievement of specified aggregate sales thresholds for a Merck KGaA Licensed Product for the applicable Designated Target, with an aggregate total of up to $600 million in the event Merck KGaA Licensed Products directed to both Designated Targets are commercialized by Merck KGaA. In addition, we are eligible to receive tiered royalties at percentages ranging from the single digits to the low double digits on future net sales of Merck KGaA Licensed Products.

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

Johnson & Johnson Collaboration

In February 2022, we entered into a research collaboration and license agreement with Johnson & Johnson. We refer to this agreement, as amended on July 14, 2023 and September 25, 2023, as the Johnson & Johnson Agreement. Pursuant to the Johnson & Johnson Agreement, we granted Johnson & Johnson an exclusive license to use our proprietary Dolasynthen platform and other technology to develop, manufacture and commercialize ADCs directed to up to three targets selected by Johnson & Johnson. Our responsibilities are to perform bioconjugation activities to create ADCs for Johnson & Johnson based on antibodies provided by Johnson & Johnson. We also perform certain chemistry, manufacturing and controls development and early-stage manufacturing activities for ADCs that Johnson & Johnson progresses through development, up to and including the manufacturing of clinical drug substance, at Johnson & Johnson’s cost. Except with respect to this limited manufacturing, Johnson & Johnson is responsible for the further development, manufacturing and commercialization of the ADCs developed under the Johnson & Johnson Agreement, including obtaining any necessary regulatory approvals, at Johnson & Johnson’s cost.

Under the terms of the Johnson & Johnson Agreement, we received an upfront payment of $40 million. Certain development and regulatory milestones also were or will be payable by Johnson & Johnson for the research programs, including upon certain discovery milestones, initiation of certain clinical trials, and regulatory approval of certain licensed products in certain geographies In the event the ADCs developed by Johnson & Johnson are commercialized, we are eligible to receive certain commercial milestones upon the achievement of specified aggregate sales thresholds based on all ADCs for an applicable target. In addition, we are eligible to receive tiered royalties at percentages ranging from the mid-single digits to the low-double digits on future net sales of ADCs.

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

Between the execution of the Johnson & Johnson Agreement in 2022 and December 31, 2023, Johnson & Johnson selected three targets under the Johnson & Johnson Agreement. In August 2024, we entered into a clinical supply agreement with Johnson & Johnson, or the 2024 Johnson & Johnson CSA. Under the terms of the 2024 Johnson & Johnson CSA, we are performing clinical manufacturing services for Johnson & Johnson related to a licensed ADC directed to one of these targets. Johnson & Johnson is required to pre-pay for such services at agreed-upon rates. We may enter into future clinical supply agreements should Johnson & Johnson request clinical supply services either beyond the scope of the 2024 Johnson & Johnson CSA or with respect to any other licensed ADC. Johnson & Johnson may also request that we perform a technology transfer of bioconjugation and manufacturing process technology, at Johnson & Johnson's cost, at an agreed upon rate. In late 2024, Johnson & Johnson terminated without cause its development of ADCs directed to the other two targets it had previously selected. As a result, there is currently one ongoing ADC development program directed to the remaining target. Assuming successful continued development and commercialization of one or more ADCs directed to the ongoing active target by Johnson & Johnson, we are eligible to receive up to an aggregate of $169 million in development and regulatory milestones and an aggregate of $175 million in sales milestones.

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

Asana Biosciences Collaboration

In March 2012, we entered into a collaboration agreement with Asana Biosciences, LLC (by assignment from Endo Pharmaceuticals Inc.), or Asana Biosciences. Pursuant to the terms of this agreement, we used Asana’s novel antibodies to develop novel ADCs using components of our Dolaflexin platform. Asana Biosciences is responsible for product development, manufacturing and commercialization of any ADC products.

Synaffix Commercial License Agreement

In January 2019, we entered into a commercial license agreement with Synaffix B.V., or Synaffix, which we amended and restated in November 2021 to expand our relationship with Synaffix and amended again in February 2022 in connection with our collaboration with Johnson & Johnson. We refer to the amended and restated agreement as the Synaffix License. Under the Synaffix License, we have the right to develop, manufacture and commercialize ADCs directed to targets using Synaffix’s proprietary site-specific conjugation technology for up to twelve targets. We currently have licensed four targets in connection with our development programs and collaborations, and we have the right to license up to six additional targets. We have paid $6.8 million related to the Synaffix License, comprised of $4.0 million in reservation and license fees, $1.3 million in milestone payments and $1.5 million related to the execution of February 2022 amendment. The $1.5 million execution fee can be applied to reservation and license fees or to certain portions of development milestones owed to Synaffix following execution of the February 2022 amendment. As of December 31, 2024, $1.0 million of this execution fee remains available to be applied to our future obligations. Assuming successful development and commercialization of such targets, we will be obligated to pay up to $48 million per target for development, regulatory and commercial milestones for each of the four targets currently licensed, or up to $197 million in the aggregate for these four targets. If we license any of the six additional targets available to us, we would need to pay up to an additional $127.0 million for license fees and development, regulatory and commercial milestones for each of these license targets.

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
Manufacturing
We do not own or operate and currently have no plans to establish any current good manufacturing practices, or cGMP, compliant manufacturing facilities. We currently rely, and expect to continue to rely, on external Contract Manufacturing Organizations, or CMOs, for the manufacture of product to support our activities through regulatory approval and commercial manufacturing, as well as to support our manufacturing obligations under our current collaborations. We have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs. In the future, we expect to use these CMOs to manufacture commercial supply of our products, which may require these CMOs to increase scale of production. We do not currently have qualified alternate suppliers in the event the current CMOs that we utilize are unable to scale production for commercial manufacturing. The Dolasynthen and Immunosynthen manufacturing processes involve readily available starting materials and use unit operations that are well-precedented in the field of chemical/pharmaceutical production. The current supply chains for Emi-Le and XMT-2056 have several vendors in common, and based on what we know today, we believe we could use these vendors or would be able to identify and contract with other vendors on commercially reasonable terms for commercialization purposes.
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

•preparation and submission to the FDA of a biologics licensing application, or BLA, requesting licensure authorizing marketing of the product for one or more proposed indications;
•payment of application and program user fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
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
With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act, or PHSA, that required animal testing in support of a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models.
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
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. This group provides authorization as to whether or not a trial may move forward at designated checkpoints based on review of available data from the trial, to which only the DMC maintains access. Suspension or termination of development during any phase of a clinical trial can occur if the DMC determines that the participants or patients are being exposed to an unacceptable health risk.

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
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for Diversity Action Plans, or DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.
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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, clinical trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the long delay of the U.S. Department of Health and Human Services, or HHS, the FDA, as of December 19, 2024, issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.
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
At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA will not indicate whether an NDA or BLA will be approved, but it will provide guidance to the sponsor on various questions, including whether an application should be submitted in the first place on the basis of the studies and data proposed by the sponsor. The agency may also generally express support for the sponsor’s approach in the clinical development program but indicate that questions concerning whether the data support approval will be subject to review by the agency following its acceptance for filing of the NDA or BLA. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA. Further, Section 505B of the FDCA, as amended by the FDA Reauthorization Act of 2017, requires that any original new drug application, or NDA, or BLA submitted on or after August 18, 2020, for a new active ingredient, must contain reports on the molecularly targeted pediatric cancer investigation, unless the requirement is waived or deferred, if the drug that is the subject of the application is: (1) intended for the treatment of an adult cancer, and (2) directed at a molecular target that the Secretary determines to be substantially relevant to the growth or progression of a pediatric cancer in accordance with FDA guidance. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.
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
•Accelerated approval. Biologic products studied for their safety, potency and purity in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
With the passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the product’s predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, as well as opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the FDA plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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
Submission and filing of BLAs
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission of a BLA under PDUFA is substantial (for example, for federal fiscal year 2025, this application fee is approximately $4,310,002), and the sponsor of an approved BLA is also subject to an annual program fee, currently set at $403,889 per eligible prescription drug product for federal fiscal year 2025. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, including where the applicant is a small business submitting its first human therapeutic application for review.
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
The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times, and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities, including the review of both NDAs and BLAs.
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
Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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
In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.
If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes products, as well as adverse public relations and reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a supplemental application, which may require the sponsor to develop additional data or conduct additional preclinical studies and clinical trials. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety, potency and purity in the new indication. Even if such trials are conducted, the FDA may not approve any expansion of the labeled indications for use in a timely fashion, or at all. There also are continuing, annual user fee requirements that are now assessed as program fees for certain products. Under the timelines established pursuant to PDUFA, the standard review time for a supplemental NDA or supplemental BLA is 10 months from receipt of the application by the FDA.
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
A reference biological product is granted 12 years of exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. Even if a product is considered to be a reference product eligible for exclusivity, however, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, potency and purity of their product.
The BPCIA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

The FDA maintains a publicly-available online database of licensed biological products, which is commonly referred to as the “Purple Book.” The Purple Book lists product names, dates of licensure, and applicable periods of exclusivity. Further, the reference product sponsor must provide patent information and patent expiry dates to the FDA following the exchange of patent information between biosimilar and reference product sponsors. This information is then published in the Purple Book.

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

Patent term restoration and extension
In the United States, a patent claiming a new product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch‑Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one‑half the time between the effective date of the IND involving human beings and the submission date of the BLA, plus the time between the submission date of the application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office, or USPTO, reviews and approves the application for any patent term extension in consultation with the FDA.
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
Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, diagnostic tests require pre-notification marketing clearance or approval from the FDA prior to commercial distribution.The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which for federal fiscal year 2025 is $540,783 and the small business fee is $135,196.

It is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. However, the FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices. Under this final rule, LDTs are required to come into compliance with the FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this LDT final rule could potentially be affected by the Executive Order, Regulatory Freeze Pending Review, issued by President Trump on January 20, 2025 and/or the anticipated change in leadership at the FDA under the new administration. Further, while the final regulation is set to take effect on May 6, 2025, a number of parties have challenged the legality of the LDT regulation in a federal district court.
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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Seven states (Colorado, Florida, Maine,New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.

Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or IRA, further delayed implementation of this rule to January 1, 2032.

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
On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, the CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, several other parties also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require pharmaceutical manufacturers and other entities in the supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In addition to California, many other states have passed comprehensive privacy laws similar to the CCPA and CPRA. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products, if approved.

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
Review and approval of medical products in the European Union
In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member European Union, before we may commence clinical trials or market products in those countries or areas. In the European Union, our product candidates also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls.
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

Clinical trials
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or the CTR, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one member state of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Beyond streamlining the process, the CTR includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted where EU Member States are concerned. Part II is assessed separately by each EU Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the CTR.
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

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website.
Marketing authorization in the European Union
Marketing authorization applications, or MAAs, can be filed either under the so-called centralized or national authorization procedures, albeit through the mutual recognition or decentralized procedure for a product to be authorized in more than one EU Member State.
The centralized procedure provides for the grant of a single marketing authorization, or MA, following a favorable opinion by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway, which are part of the EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/ AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.
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
Conditional marketing authorization
In particular circumstances, EU legislation (Article 14–a Regulation (EC) No. 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No. 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional MA prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional MA may contain specific obligations to be fulfilled by the MA holder, including obligations with respect to the completion of ongoing or new clinical trials and with respect to the collection of pharmacovigilance data. Conditional MAs are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional MA.
Exceptional Circumstances
A MA may also be granted “under exceptional circumstances” under Article 14(8) of Regulation (EC) No. 726/2004 when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Other than with respect to conditional MAs, MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.
Pediatric trials
Prior to obtaining a marketing authorization in the European Union, sponsors have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No. 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for pediatric population. Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions have not yet been agreed upon and adopted by the European Parliament and European Council, and the proposals may, therefore, be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.
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
Patent term extensions
The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of post-approval patent term for a product. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the European Union, sponsors must apply on a country‑by‑country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

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
Separately, the European Union also adopted a new In Vitro Diagnostic Regulation, or IVDR, (EU) 2017/746, which became effective in May 2022. The new regulation replaces the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. The regulation, among other things, strengthens the rules on placing devices on the market and reinforce surveillance once they are available; establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union (EUDAMED); and strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Under the IVDR, companion diagnostic devices are classified at least as a class C In Vitro Diagnostics, or IVD, and thus require involvement of the notified body in the regulatory approval process under the IVDR. The IVDR became effective in May 2022. However, it became clear in 2021 that that EU Member States, health institutions and economic operators were not ready to apply the IVDR as from that date. The European Union thus enacted provisions on a progressive or staggered roll-out of certain rules of the IVDR in 2021 and 2024 (Regulation 2022/112 and Regulation 2023/607). Most CE certificates issued under the previous IVDD remain valid for certain transition periods, which currently range from December 31, 2027 (for IVD medical devices for which a certificate has been issued by a notified body under the IVDD and class D devices) to December 31, 2028 (for class C IVDs) and December 31, 2029 (for class B and class A sterile IVDs). These transition periods only apply to so called “legacy devices,” meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework (notably the IVDD). These legacy devices benefit from the extended transition periods if they fulfill certain conditions, notably (i) that they continue to comply with the rules in force when they were placed on the market for the first time; (ii) that there are no significant changes in the design or intended purpose of the devices; (iii) that the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health and (iv) that no later than May 26, 2025, the manufacturer puts in place a quality management system compliant with the IVDR. For devices requiring an assessment by a notified body under the IVDR, the manufacturer must submit an application to the notified body to transfer the device to the IVDR by May 26, 2025 (class D devices), May 26, 2026 (class C devices) or 2027 (class B and A sterile IVDs) and execute a written contract of the notified body within four months after expiry of these application deadlines. In addition, even for IVDs for which the transition periods apply, manufacturers have to comply with the requirements of the IVDR on post-market surveillance (PMS), market surveillance, vigilance, and registration of devices in EUDAMED.
General Data Protection Regulation
There are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the European Union’s General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.
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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following the withdrawal of the United Kingdom from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR, although these transfers currently are permitted by an adequacy decision from the European Commission. The United Kingdom government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the European Union to the United Kingdom, although this decision may be re-evaluated in the future. The United Kingdom and the United States have also agreed to a U.S.-UK “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. In addition to the United Kingdom, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

Brexit and the regulatory framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union, commonly referred to as Brexit, took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

As of January 1, 2024, a new international recognition procedure, or IRP, applies, which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the European Union centralized procedure and mutual recognition procedure, as well as the FDA for product approvals granted in the United States. The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

Dolasynthen platform

The intellectual property portfolio for our novel Dolasynthen platform is directed to compositions of matter for the novel auristatin payload, the novel scaffold and ADCs thereof, as well as methods of using and making these novel compositions of matter. With respect to the intellectual property relating to our Dolasynthen platform, as of December 31, 2024, we owned five issued U.S. patents expiring in 2032 (compositions of matter), 2037 (compositions of matter) and 2041 (compositions of matter and methods of use and manufacture), excluding any additional term for patent term adjustments or patent term extensions; 35 issued foreign patents (including patents issued in Australia, Canada, China, Europe, Japan and South Korea) expiring in 2032 (compositions of matter) and 2037 (compositions of matter and compositions for use), excluding any additional term for patent term adjustments or patent term extensions; and applications pending in the United States and a number of foreign jurisdictions within four patent families. Any U.S. or foreign patent issuing from the pending applications relating to the novel Dolasynthen platform is projected to expire between 2032 and 2041, excluding any additional term for patent term adjustments or patent term extensions.

Emi-Le

The intellectual property portfolio for Emi-Le, our site-specific B7-H4 ADC product candidate, is directed to compositions of matter relating to our novel ADC based on our novel B7-H4 antibody and our Dolasynthen platform, as well as methods of using, making and administering these novel conjugates. With respect to the intellectual property relating to Emi-Le, as of December 31, 2024, we owned one issued U.S. patent expiring in 2042 (compositions of matter and methods of use), excluding any additional term for patent term adjustments or patent term extensions); and applications pending in the United States, under the Patent Cooperation Treaty, or PCT, and in a number of foreign jurisdictions within five patent families. Any U.S. or foreign patent issuing from the pending applications relating to Emi-Le compositions of matter and its methods of use, administration and/or manufacturing is projected to expire between 2042 and 2046, excluding any additional term for patent term adjustments or patent term extensions.

Immunosynthen platform

The intellectual property portfolio for our novel Immunosynthen platform is directed to compositions of matter for the novel STING agonists and ADCs thereof, as well as methods of using and methods of making these novel payloads and ADCs. With respect to the intellectual property relating to our Immunosynthen platform, as of December 31, 2024, we owned three issued U.S. patents expiring in 2040 (compositions of matter and methods of use) and 2041 (compositions of matter), excluding any additional term for patent term adjustments or patent term extensions; two issued foreign patents expiring in 2040 and 2041; and applications pending in the United States and a number of foreign jurisdictions within two patent families. Any U.S. or foreign patent issuing from the pending applications relating to the novel STING agonists and the Immunosynthen ADC platform is projected to expire between 2040 and 2041, excluding any additional term for patent term adjustments or patent term extensions.

XMT-2056

The intellectual property portfolio for XMT-2056, our HER2-targeted novel Immunosynthen ADC, is directed to the compositions of matter for our novel ADC based on our novel HER2 antibody and our Immunosynthen platform, as well as methods of using, making and administering these novel conjugates, including XMT-2056. With respect to the intellectual property relating to XMT-2056, as of December 31, 2024, we owned four issued U.S. patents expiring in 2035 (compositions of matter and methods of use) and 2041 (compositions of matter), excluding any additional term for patent term adjustments or patent term extensions); 36 issued foreign patents expiring in 2035 (compositions of matter, methods of manufacture and compositions for use) and 2041 (compositions of matter and methods of use), excluding any additional term for patent term adjustments or patent term extensions; and applications pending in the United States, under the PCT, and in various foreign jurisdictions within four patent families. Any U.S. or foreign patent issuing from the pending applications relating to the novel HER2-targeted Immunosynthen ADC XMT-2056 is projected to expire between 2035 and 2044, excluding any additional term for patent term adjustments or patent term extensions.

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

Companies with cytotoxic ADC platforms: Many companies are investing in innovation in the ADC field, including new payload classes, new conjugation approaches and new targeting moieties. Any of these initiatives could lead to a platform that has superior properties to the ones we have developed or are developing. We are aware of multiple companies with ADC technologies that may be competitive to our Dolasynthen platform, including AbbVie Inc.; Daiichi Sankyo Company, Limited; Gilead Sciences, Inc.; Johnson & Johnson and Pfizer Inc. These companies or their partners and collaborators, including Astellas Pharma Inc.; AstraZeneca plc; Genentech, a member of the Roche Group; and Takeda, may develop product candidates that compete in the same indications as our current and future product candidates. We expect to compete based on our innovative technology and the efficacy and safety and tolerability profile of our ADCs compared to other product candidates. However, if our ADCs are not demonstrably superior in these respects, we may not be able to compete effectively.

Companies with B7-H4-targeted product candidates: Multiple investigational B7-H4 ADCs are in first-in-human clinical trials, including GSK5733584 (GSK plc, licensed from Hansoh Pharmaceutical Group Company Limited), puxitatug samrotecan (AstraZeneca plc), BG-C9074 (BeiGene Ltd., licensed from Duality Biologics) and LNCB74 (NextCure Inc., being co-developed with LigaChem Biosciences), with additional B7-H4 ADCs potentially in preclinical development. Further, there are B7-H4-targeting agents being evaluated in clinical trials that are based on other, non-ADC modalities, including ABL103 (B7-H4 x 4-1BB BsAb from ABL Bio, Inc.). Among the B7-H4 ADCs currently being investigated in active clinical trials, LNCB74 is the only product candidate with an auristatin (MMAE) payload; the other B7-H4-targeting ADCs in clinical investigation carry topo-1 payloads, and none of the sponsors of the trials of these product candidates have reported observing clinical activity in patients who were previously treated with another topo-1 ADC. While all of the foregoing programs are currently in Phase 1 or Phase 1/2 clinical trials and are focused on a broad set of solid tumors, many are prioritizing solid tumors known to have high B7-H4 expression, including breast, endometrial and ovarian cancers. Our ability to compete effectively with other B7-H4 programs will depend on our ability to differentiate Emi-Le from other therapies based on target tumor types, payload, efficacy (including in patients previously treated with a topo-1 ADC) and tolerability. Any inability to effectively differentiate Emi-Le from other product candidates targeting B7-H4 would negatively impact our ability to compete.

Companies with product candidates targeting HER2-negative breast cancers previously treated with a topo-1 ADC: Several companies are investigating product candidates in clinical trials focused on treating HER2-negative breast cancer patients who have previously received a topo-1 ADC, including zelenectide pevedotin (Nectin-4 Bicycle® Toxin Conjugate from Bicycle Therapeutics plc) in TNBC with NECTIN4 gene amplification/polysomy, and pelareorep (oncolytic virus from Oncolytics Biotech Inc.) in HR+/HER2-negative breast cancer. Any of these treatments could prove to be superior clinically to Emi-Le or could be approved for marketing prior to Emi-Le.

Companies with immunostimulatory platforms and product candidates: Multiple companies are also developing ADCs that could compete with our Immunosynthen platform and its resulting product candidates, including Bolt Biotherapeutics, Inc. and Sutro Biopharma, Inc, albeit with differing immune-stimulating approaches. Among immunostimulatory ADCs currently in development, the payloads being used fall into two primary categories: STING agonists and toll-like receptor, or TLR, agonists. Additional preclinical and discovery programs include those targeting tumor associated antigens like CD73 and PD-(L)1. Multiple systemically-administered STING agonist programs are also in the clinic, including both CDN and non-CDN STING agonists. Our ability to compete effectively with products such as these depends on our ability to differentiate XMT-2056 and other potential Immunosynthen ADCs from these other therapies based on target and/or biomarker selection, efficacy and safety and tolerability.

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
Employees and Human Capital
As of December 31, 2024, we had 102 full time employees, including 69 with M.D., Ph.D. or other advanced degrees. Of these employees, 68 are engaged in research and development and 34 are engaged in general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We also believe that fostering diversity, equity, inclusion and belonging is a key element to discovering, developing and bringing therapies to patients with cancer. As of December 31, 2024, 54% of our workforce identified as female. We strive to build a workforce representative of the communities and patients we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.

Facilities

Our corporate headquarters are located in Cambridge, Massachusetts. We occupy approximately 45,000 square feet of office and laboratory space that we lease in the multi-tenant building in which our corporate headquarters are located. The lease for the substantial majority of this space expires in March 2026. We are in the process of negotiating a possible extension of the lease term with our landlord. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional or alternative space will be available as, if and when needed.
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

Our cash, cash equivalents and marketable securities were $134.6 million as of December 31, 2024. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan commitments into 2026. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing Emi-Le, XMT-2056 and any other current or future product candidates. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for any current or future product candidates, including delays in enrollment of patients. We may also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities in the future.

Our future capital requirements depend on many factors, including:

•the scope, progress, results and costs of researching and developing Emi-Le, XMT-2056 and any other current or future product candidates and conducting preclinical studies and clinical trials;

•the cost of manufacturing Emi-Le, XMT-2056 and any other current or future product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;

•the timing of, and the costs involved in, obtaining regulatory approvals for Emi-Le, XMT-2056 and any other current or future product candidates if preclinical studies and clinical trials are successful;

•the cost of commercialization activities for Emi-Le, XMT-2056 and any other current or future product candidates, if any product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;

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

We have based the estimates underlying our cash runway projections on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently anticipate. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our future establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $134.6 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan commitments into 2026. However, we will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, debt financings or re-financings, other third-party funding, strategic collaborations and licensing transactions or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we may be forced to delay, reduce or eliminate some or all of our clinical trials or research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations.

Moreover, substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. The perception that we may not be able to continue as a going concern may also cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If existing or potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited.

We have incurred net losses since our inception, we have no products approved for commercial sale and we anticipate that we will continue to incur substantial operating losses for at least the next several years. We may never achieve or sustain profitability.
We have incurred net losses since our inception. Our net loss was $69.2 million, $171.7 million, and $204.2 million, respectively, for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $895.6 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues for the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
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

•continue clinical development and manufacturing activities for Emi-Le and XMT-2056;

•continue activities to discover, validate and develop additional product candidates, including XMT-2068 and XMT-2175;

•conduct research and development activities under our collaborations with Janssen Biotech, Inc., or Johnson &
Johnson; Ares Trading S.A., an affiliate of Merck KGaA, Darmstadt, Germany, or Merck KGaA; and GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK;

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

If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or preclinical trials in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of Emi-Le, XMT-2056 or any other current or future product candidates, our expenses could increase.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our capital need through a variety of means, including through private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring future debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness, each of which could adversely impact our ability to conduct our business and execute our operating plan. If we raise additional funds through strategic collaborations with third parties, we may have to relinquish valuable rights to our technologies, including our platforms, or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts for Emi-Le, XMT-2056 or any other current or future product candidates or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The New Credit Facility also includes customary representations and warranties and affirmative and negative covenants, as well as customary events of default. Certain of the customary negative covenants limit our ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. Our failure to comply with these covenants would result in an event of default under the loan and security agreement and could result in the acceleration of the obligations we owe pursuant to the New Credit Facility. Any event of default and acceleration of our obligations pursuant to the New Credit Facility could further reduce the period of time in which we expect our capital resources will support our current operating plan and may impact our ability to continue as a going concern. In the event that our obligations pursuant to the New Credit Facility are accelerated and we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we may be forced to delay, reduce or eliminate some or all of our clinical trials or research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations.

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

Emiltatug ledadotin (XMT-1660), which we refer to as Emi-Le, and XMT-2056 are currently our only product candidates being evaluated in clinical trials. Following our announcement in July 2023 that the data in our single-arm registrational trial evaluating our former lead product candidate, upifitamab rilsodotin, or UpRi, in patients with platinum-resistant ovarian cancer, which we refer to as UPLIFT, did not meet its primary endpoint, we wound down our UpRi-related development activities, and we terminated our Phase 1 combination trial exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer, which we refer to as UPGRADE-A, and our Phase 3 clinical trial of UpRi as a monotherapy maintenance treatment following treatment with platinum doublets in recurrent platinum-sensitive ovarian cancer, which we refer to as UP-NEXT. Additionally, our clinical trial of XMT-2056 was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, between March 2023 and October 2023. This trial resumed in the first half of 2024 and continues to enroll patients. While we have certain other preclinical programs in our pipeline, it will take additional investment and time, and regulatory clearance, for any of the programs to reach the clinical stage of development.
In addition, we have other product candidates in our current pipeline that are based on the same platforms as Emi-Le and XMT-2056. If a product candidate fails in development as a result of any underlying problem with our platforms, then we may be required to discontinue development of the product candidates that are based on the same technologies. If we were required to discontinue development of Emi-Le or XMT-2056 or of any other current or future product candidate, or if Emi-Le or XMT-2056 or any other current or future product candidate were to fail to receive regulatory approval or were to fail to achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.
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
We are in the early stages of our clinical development efforts of our lead product candidates. We are conducting Phase 1 clinical trials of Emi-Le and XMT-2056 and have not yet completed a clinical trial for either of these product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. The results from our preclinical and non-clinical studies of Emi-Le and XMT-2056 and the results from preclinical and non-clinical studies or early clinical trials of any other current or future product candidates are not necessarily predictive of the results from our ongoing or future discovery programs, preclinical or non-clinical studies or clinical trials. Promising results in preclinical and non-clinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in earlier stages of clinical development, and we have faced and may again face similar setbacks. For instance, in July 2023, we announced that our UPLIFT Phase 2 clinical trial of UpRi did not meet its primary efficacy endpoint, despite promising efficacy data from our Phase 1b clinical trial of UpRi. Other companies’ setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy events in preclinical or clinical trials, including previously unreported adverse events. We similarly have identified safety signals as our clinical trials have advanced, such as our assessment that serious bleeding events appeared to occur in patients who received UpRi at a higher rate than background, which assessment led us to submit an aggregate data safety report to the FDA in June 2023.
Similarly, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In March 2023, we announced that the FDA had issued a clinical hold on our Phase 1 trial of XMT-2056 following our communication to the FDA that we were voluntarily suspending the trial due to a Grade 5 (fatal) serious adverse event, or SAE, that was deemed to be related to XMT-2056. The SAE occurred in the second patient who had been enrolled at the initial dose level in the dose escalation portion of the Phase 1 clinical trial. On October 31, 2023, we announced that the FDA had lifted the clinical hold and that we had lowered the starting dose in our Phase 1 dose escalation design, and we resumed this trial in the first half of 2024 and are continuing to enroll patients.

Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates, or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other product candidates in our pipeline. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for our product candidates. For example, in June 2023, following our submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appeared to occur at a higher rate than background, the FDA placed a partial clinical hold on our UPGRADE-A and UP-NEXT clinical trials, and in July 2023, we decided to wind down future development of UpRi, including our UP-NEXT and UPGRADE-A clinical trials, after our UPLIFT clinical trial failed to meet its primary endpoint. Additionally, a patient in our Phase 1 clinical trial of XMT-2056 suffered a Grade 5 SAE that resulted in the clinical hold placed on the trial by the FDA between March 2023 and October 2023. Certain patients in our ongoing clinical trials of Emi-Le and XMT-2056 have experienced adverse events, and we expect that additional patients in our ongoing clinical trials of Emi-Le and XMT-2056 and in future clinical trials will experience adverse events, including those that may result in death, as our product candidates progress through clinical development.
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
Preliminary, initial, interim and top-line data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may announce or publish preliminary, initial, interim or top-line data from our clinical trials. Positive preliminary or initial data may not be predictive of such trial’s subsequent or overall results. Interim data from clinical trials that we may complete do not necessarily predict final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data we may publish. While we disclosed positive initial data from the dose escalation and backfill cohorts of our Phase 1 clinical trial of Emi-Le in January 2025, we have continued to enroll new patients in the trial, and the initial data may be materially different from final data in the trial. As a result, preliminary, initial, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary, initial, interim or top-line data and final data could significantly harm our business prospects.
Events that may delay or prevent successful commencement, enrollment or completion of clinical trials of our product candidates could result in increased costs to us as well as a delay in obtaining, or failure to obtain, regulatory approval, or cause us to suspend or terminate a clinical trial, which could prevent us from commercializing our product candidates on a timely basis, or at all.
We cannot guarantee that clinical trials, including our ongoing and any future additional clinical trials of Emi-Le, XMT-2056 or any of our other current or future product candidates, will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical trial. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:

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

•expected or unexpected safety issues, including the occurrence of SAEs, associated with any product candidate in clinical trials that are viewed as outweighing the product candidate’s potential benefits or reports that may arise from preclinical or clinical testing of other similar cancer therapies that raise safety or efficacy concerns about our product candidates;

•changes in regulatory requirements or guidance that require amending or submitting new clinical protocols or submitting additional data;

•lack of adequate funding to continue one or more clinical trials; or

•geopolitical or other events, including the ongoing conflicts between Russia and Ukraine and in the Middle East, that unexpectedly disrupt, delay or generally interfere in regional or worldwide operations of our clinical trial sites, CROs, SMOs or other operations applicable to the conduct of relevant development activities.
Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to commence, enroll or complete our current and anticipated clinical trials. In March 2023, we announced that our Phase 1 clinical trial of XMT-2056 had been placed on clinical hold by the FDA following a Grade 5 SAE. The FDA lifted this clinical hold in October 2023, and we resumed this trial in the first half of 2024 and are continuing to enroll patients. If we or our collaborators are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our collaborators’ product candidates based on our technology.
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

Challenges in recruiting and enrolling suitable patients to participate in clinical trials that meet the criteria of the protocol could increase costs and result in delays to our current development plans for Emi-Le, XMT-2056 or any other current or future product candidate.

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

We may observe undesirable side effects, including severe TRAEs, including those that may result in death, or other SAEs or potential safety issues in non-clinical studies or in clinical trials at any stage of development of our product candidates, including Emi-Le and XMT-2056. Because our product candidates share some but not all platform technologies, payloads and targets, we may find it difficult to predict or assess whether safety events reported for any one product candidate are related to such shared attributes. Patients in our clinical trials of UpRi, for which we discontinued development in 2023 and which was developed using our Dolaflexin platform, experienced severe TRAEs including, without limitation, death, hemorrhage, aspartate aminotransferase, or AST, elevation, nausea, platelet count decrease (including thrombocytopenia), fatigue, anemia, pyrexia, alanine aminotransferase, or ALT, elevation, blood alkaline phosphatase/lactate dehydrogenase, or ALP/LDH, increase, proteinuria, vomiting, asthenia, diarrhea, headache, peripheral neuropathy, neutropenia and pneumonitis. Also, patients in our clinical trial of XMT-1592, for which we discontinued development in May 2022 and which was developed using our Dolasynthen platform, also experienced severe TRAEs of anemia and pneumonitis.

We are currently conducting a Phase 1 clinical trial of Emi-Le, which was developed using our Dolasynthen platform and utilizes the same auristatin payload as UpRi and XMT-1592. In January 2025, we reported initial safety, tolerability and efficacy data from the ongoing dose escalation and backfill cohorts of this trial. As of the December 13, 2024 data cut date, the following TRAEs of any grade were observed in 10% or more of patients across the entire population or in one of three dose groups: AST increase, proteinuria, nausea, fatigue, pyrexia, decreased appetite, diarrhea, ALT increase, anemia, ALP increase, decreased platelet count, vomiting, arthralgia, constipation, hypophosphatemia, increased amylase and headache. While we had not observed any Grade 4 or Grade 5 TRAEs as of the December 13, 2024 data cut date, we may observe severe or additional TRAEs, SAEs or other potential safety issues as we continue our Phase 1 clinical trial of Emi-Le or advance Emi-Le into later stages of clinical development. These potential safety issues may be similar to or in addition to previously reported TRAEs, severe TRAEs, SAEs or other safety issues we have observed previously in our clinical trial of Emi-Le or in our clinical trials of XMT-1592 or UpRi.

Additionally, we are conducting a Phase 1 clinical trial of XMT-2056, which was developed using our Immunosynthen platform and our novel STING-agonist payload. This trial was placed on clinical hold by the FDA from March 2023 to October 2023 following a Grade 5 SAE. Patients in our ongoing trial of XMT-2056 have experienced TRAEs and may experience TRAEs, including severe TRAEs and SAEs, similar to those we have observed in trials of our other current and prior product candidates or similar to those that have been observed by third parties in their clinical trials of other human epidermal growth receptor 2-, or HER2-, targeting ADCs, such as ENHERTU® (fam-trastuzumab deruxtecan-nxki) or KADCYLA® (ado-trastuzumab emtansine), including interstitial lung disease and/or pneumonitis, embryo-fetal toxicity, neutropenia, hepatoxicity, cardiac toxicity, infusion-related reactions, hemorrhage, thrombocytopenia and neurotoxicity. Patients enrolled in this trial may also experience additional TRAEs, SAEs or other potential safety issues as a result of XMT-2056’s unique mechanism of action.

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

At any time and for any reason, we may determine that one or more of our discovery programs, preclinical programs or product candidates does not have sufficient potential to warrant the allocation of resources toward such program or product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of a limited number of product candidates, including Emi-Le and XMT-2056 and historically including UpRi and XMT-1592. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more of our discovery or preclinical programs. If we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. For example, in July 2023, we announced our decision to discontinue further development of UpRi based on the failure of our Phase 2 UPLIFT clinical trial to meet its primary endpoint. Additionally, in May 2022, we decided to discontinue development of XMT-1592 based in part on the lower prevalence of the NaPi2b biomarker in non-small cell lung cancer, or NSCLC, and the increasingly competitive nature of such indication. We may also cease developing a product candidate for a particular indication. For example, in November 2021, we determined to cease developing UpRi as a single agent in patients with NSCLC and determined to focus development on patients with ovarian cancer. As a result, we may have missed an opportunity to have allocated the resources originally used to develop UpRi and XMT-1592 to potentially more productive uses, including existing or future programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.

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

We rely on third parties to conduct preclinical studies and clinical trials for Emi-Le, XMT-2056 and our other product candidates, and if such third parties do not properly, timely and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for Emi-Le, XMT-2056 or any other current or future ADC product candidates.

We designed the ongoing clinical trials of Emi-Le and XMT-2056, the trial for XMT-1592 that closed in 2022 and our UPLIFT, UPGRADE-A and UP-NEXT clinical trials of UpRi, for which we discontinued development in 2023, and we intend to design any future clinical trials for any future product candidates that we may develop if preclinical studies are successful and we do not have a strategic collaborator responsible for such trial design. However, we rely on CROs, SMOs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, SMOs, investigators and other third parties are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with current good laboratory practices or current good clinical practices, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

We have established strategic collaborations and intend to continue to establish strategic collaborations and other relationships with third parties to research, develop and commercialize our platforms and existing and future product candidates. In December 2022, we entered into a collaboration and license agreement with Merck KGaA for the research, development and commercialization of ADC product candidates leveraging our Immunosynthen platform, and in February 2022, we entered into a collaboration agreement with Johnson & Johnson for the research, development and commercialization of ADC product candidates leveraging our Dolasynthen platform. Additionally, in August 2022, we entered into an option, collaboration and license agreement with GSK pursuant to which we granted GSK an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056. Under these arrangements, we will depend on our collaborators to design and conduct their clinical trials. As a result, we will not be able to control or oversee the conduct of these programs by our collaborators and those programs may not be successful, which may negatively impact our business operations. In addition, if any of these collaborators withdraw support for these programs or proposed products or otherwise impair their development or experience negative results, our business and our product candidates could be negatively affected.

Our collaborators may terminate their agreements with us for cause under certain circumstances or at will in certain cases and discontinue use of our technologies. In addition, we cannot control the amount and timing of resources our collaborators may devote to products utilizing or incorporating our technology. Moreover, our relationships with our collaborators may divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may fail to perform their obligations under the collaboration agreements or may not perform their obligations in a timely manner. If conflicts arise between our collaborators and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. If any of our significant collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, or if GSK ultimately decides not to exercise its option for a license to co-develop and commercialize XMT-2056, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. Furthermore, if our collaborators do not prioritize and commit sufficient resources to programs associated with our product candidates or collaboration product candidates, we or our collaborators may be unable to commercialize these product candidates, which would limit our ability to generate revenue and become profitable. For instance, in late 2024, Johnson & Johnson terminated without cause its development of ADCs directed to two of the three targets it had selected under our Dolasynthen collaboration with Johnson & Johnson. As a result, we will only be eligible to receive potential milestone payments and royalties pursuant to this collaboration agreement from the one ongoing ADC development program directed to the remaining target.

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

We continue to evaluate our strategic collaborations and, as appropriate, we expect to enter into additional strategic collaborations in the future, including potentially with major biotechnology or biopharmaceutical companies. We face significant competition in seeking appropriate collaborators for our product candidates and platforms, and the negotiation process is time-consuming and complex. In order for us to successfully collaborate with a third-party to leverage our platforms or advance our product candidates, potential collaborators must view these platforms and product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available platforms and products for licensing by other companies. Even if we are successful in our efforts to establish strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into strategic collaboration agreements related to our product candidates or platforms could delay the development and commercialization of existing or future product candidates and reduce their competitiveness even if they reach the market. If we are not able to generate revenue under our strategic collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

The precise incidence and prevalence of B7-H4-expressing cancers and HER2- expressing cancers are uncertain. Our estimates of the number of people who have these diseases, as well as the subset of people who have the potential to benefit from treatment with our product candidates, are based on estimates. The total addressable market opportunity for Emi-Le, XMT-2056 or any of our other current or future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate if our product candidates are approved for sale for these indications, acceptance by the medical community, and patient access, drug pricing and reimbursement. The number of patients who can be treated with Emi-Le, XMT-2056 or any of our other current or future product candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs or we may face increasing difficulties in identifying or gaining access to new patients, all of which would adversely affect our results of operations and our business.

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

In the future, we expect to build a focused sales and marketing infrastructure to market Emi-Le and any other current or future product candidates in the United States and certain foreign jurisdictions, if and when they are approved, and we may potentially do so for XMT-2056. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Adverse pricing limitations may hinder our ability to recoup our investment in Emi-Le, XMT-2056 or any other current or future product candidates, even if such product candidates obtain marketing approval.

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

Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. We rely upon a combination of patents, trade secret and confidential know-how protection and confidentiality agreements to protect the intellectual property related to our platforms and our product candidates, including Emi-Le, XMT-2056, XMT-2068 and XMT-2175. The patent position of biopharmaceutical companies is generally uncertain because it involves complex legal and factual considerations and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights is highly uncertain. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The patent prosecution process is expensive, complex and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents.
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
If patent applications we own or have in-licensed with respect to our platforms or our product candidates fail to issue as patents, if their breadth or strength of protection is threatened or inadequate, or if they fail to provide meaningful exclusivity, it could dissuade companies from collaborating with us. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any inability to obtain relevant granted patents or successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful development and commercialization of any product candidate. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, with respect to at least certain of our patents and patent applications, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by the USPTO or a third-party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the first non-provisional application is filed. Various extensions may be available; however, the life of a patent and the protection it affords is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, our owned or in-licensed patents protecting such candidates might expire before being able to effectively prevent others from commercializing products competitive to our candidates. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a drug under patent protection could be further reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from similar or generic products. The launch of a generic version of one of our products in particular would be likely to result in an immediate and substantial reduction in the demand for our product, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Issued patents covering Emi-Le, XMT-2056 and any other current or future ADC product candidates could be found not infringed by a competitive product, invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.
In some cases, it may be difficult to detect infringement of our intellectual property rights by third parties, and, even if detected, proving infringement may be difficult. If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering Emi-Le, XMT-2056 or any other current or future product candidates, the defendant could counterclaim its product does not infringe the asserted patent or that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of infringement, invalidity and unenforceability is unpredictable. With respect to infringement, the court may interpret the claims in a way that establishes a third-party product does not infringe those claims, or we may be otherwise unsuccessful in establishing that a third-party product embodies or practices each element of the claim and therefore infringes the claim. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Any such loss of patent protection or a finding that a third party’s competitive product does not infringe our patents could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
In addition, our existing licenses and collaboration agreements, including our license with Merck KGaA for intellectual property covering the Immunosynthen platform; our potential license with GSK for intellectual property covering XMT-2056; our license with Johnson & Johnson for intellectual property covering the Dolasynthen platform and our license with Synaffix B.V., or Synaffix, for intellectual property covering components included in the Dolasynthen platform, impose, and any future licenses, collaborations or other agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution, challenge and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, including, in the case of our agreement with Merck KGaA, the license for the rights covering the Immunosynthen platform; in the case of our agreement with GSK, the potential license for the rights covering XMT-2056; in the case of our agreement with Johnson & Johnson, the license for the rights covering the Dolasynthen platform; and, in the case of our agreement with Synaffix, the license for the rights covering components in the Dolasynthen platform. In the case of our agreements with Merck KGaA, GSK, and Johnson & Johnson, any such termination of the license agreement may result in the delay or termination of development of product candidates under the relevant agreement for which we may have otherwise been entitled to receive financial payments. In the case of our agreement with Synaffix B.V., any such termination of the license agreement could result in us being unable to develop, manufacture, sublicense and commercialize products covered by the licensed intellectual property such as products using the current Dolasynthen platform, including Emi-Le. Any of the foregoing could result in us being unable to develop, manufacture and sell products that are covered by the licensed intellectual property or enable a competitor to gain access to the licensed technology. Disputes may arise regarding intellectual property subject to a licensing, collaboration or other agreements, including:
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

Further, the FDA may determine that we must provide additional evidence of safety, potency and purity before approving a BLA for our product candidates. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s), The FDA has interpreted this evidentiary standard to generally require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional confirmatory evidence may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate effectiveness. In the event that we submit a BLA on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the FDA could require us to conduct an additional trial in support of the BLA or NDA.

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

Moreover, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance, when finalized, will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

We intend to market our current product candidates, Emi-Le and XMT-2056, if approved, in international markets either directly or through collaborations. In order to market and sell our products in the European Union and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IRP. will apply, which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the European Union/European Economic Area, or EEA, member states for approvals in the European Union centralized procedure and mutual recognition procedure, as well as the FDA for product approvals granted in the United States. However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions have not yet been agreed upon and adopted by the European Parliament and European Council, and the proposals may, therefore, be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the U.S. Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state attorneys general offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug and Cosmetic Act, or FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

Finally, our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company's drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the attorneys general of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging the FDA's actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of any then-existing drug products could be at risk and could be delayed, undermined or subject to protracted litigation.

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

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. In 2022, the FDA granted Fast Track designation for Emi-Le for the treatment of adult patients with advanced or metastatic triple-negative breast cancer, and in January 2025, the FDA granted an additional Fast Track designation for Emi-Le for the treatment of advanced or metastatic breast cancer in patients with HER2-low (IHC 1+ or IHC 2+/ISH–) or HER2-negative (IHC 0) disease, including triple-negative breast cancer, or TNBC, who have received a prior topo-1 ADC. Additionally, hormone-receptor positive, or HR+, patients should also have received or be ineligible for endocrine therapy.

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate is intended to treat a serious condition and, if approved, offers a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

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

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA issued final guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. In 2022, the FDA granted orphan drug designation to XMT-2056 for the treatment of patients with gastric cancer, but we may not be able to obtain orphan drug exclusivity for any additional product candidates in the future.

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

In addition, to obtain orphan drug designation in the European Union, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for any of our product candidates.

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

Further, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the Trump Administration across the government will affect our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates Similarly, efforts by the new administration to substantially reduce research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

In the European Union, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

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

It is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. However, the FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices. Under this final rule, LDTs are required to come into compliance with the FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this LDT final rule could potentially be affected by the Executive Order, Regulatory Freeze Pending Review, issued by President Trump on January 20, 2025 and/or the anticipated change in leadership at the FDA under the new administration. Further, while the final regulation is set to take effect on May 6, 2025, a number of parties have challenged the legality of the LDT regulation in a federal district court. That court has scheduled a hearing on this matter on February 19, 2025, and is expected to issue a ruling shortly thereafter.

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

•the FDCA, which, among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

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

During the first Trump Administration, Congress and the administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g.,EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) which were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

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

In addition, in October 2020, the U.S. Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing working groups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA, and on January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, the HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, the CMS announced its t selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, the CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and the CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, the CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. The HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In addition to potential enforcement by the HHS, we are also potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

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

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the first Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018, the first Trump administration announced further tariffs targeting goods imported from China. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. Furthermore, following the change of administrations, in January 2025, the second Trump administration announced plans to implement or increase tariffs, particularly on products manufactured in China, Canada and Mexico, though it remains unclear what specific actions will be taken. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry.

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
Our computer systems, as well as those of various third parties with whom we collaborate or on which we rely, or may rely in the future, including our CROs and other contractors, consultants, and law and accounting firms, are vulnerable to service interruptions or security breaches, including from cyberattacks, computer viruses, ransomware, malware, unauthorized access, human error, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, nation-state actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may shorten the duration of the negative impacts of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. However, if any failure, accident or security breach were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our programs and our business operations.
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

We could also be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information, including personal information of our employees, patients enrolled in our trials or others, or maintained in our or our vendors’ information systems and networks. Outside parties may attempt to penetrate our systems or those of the third parties with which we contract or to coerce or fraudulently induce our employees or employees of such third parties to disclose sensitive information to gain access to our data, or such disclosures or granting of access may occur as the result of human error. For instance, in late 2024, one of our clinical service providers inadvertently shared our confidential information with a third party. While this error did not result in the broader dissemination of such confidential information or have a material impact on our clinical development, we cannot guarantee that a similar incident will not occur again in the future, and we can provide no assurance that a similar incident in the future would not have a material adverse impact on our business.

The number and complexity of threats to our and our vendors’ information systems and networks and the information contained therein continue to increase over time. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, such risks cannot be eliminated. Furthermore, there can be no assurance that we, or those third parties with which we contract, will promptly detect any such disruption or security breach, if at all. Additionally, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities, our competitive position and the market perception of the effectiveness of our security measures could be harmed, our credibility could be damaged and the further development of our product candidates could be delayed.

Increasing use of social media and artificial intelligence-based platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is a risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal data of our employees, clinical trial participants and others. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image and goodwill. Additionally, artificial intelligence, or AI, -based solutions, including generative AI, are increasingly being used in the biotechnology and biopharmaceutical industries, including by us with respect to closed AI systems. The use of AI solutions by our employees or third parties on which we rely may continue to increase and may lead to the public disclosure of confidential information (including personal data and proprietary information) in contravention of our internal policies, data protection laws, other applicable law or contractual requirements. The misuse of AI solutions may give rise to liability, lead to the loss of trade secrets or other intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators or other third parties. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.

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
Risks Related to Our Common Stock
Our stock price is volatile, and our stockholders may incur substantial losses.

Our stock price has been and may continue to be volatile. During the period from February 26, 2022 to February 26, 2025, the closing price of our common stock ranged from a high of $9.55 per share to a low of $0.52 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
•results and timing of preclinical studies and clinical trials of our current or future product candidates, including Emi-Le and XMT-2056;
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
•changes in market conditions for biopharmaceutical stocks; and
•changes in general market and economic conditions, such as geopolitical conflicts, including the ongoing conflict between Russia and Ukraine and the ongoing conflict in the Middle East, sustained high interest rates and inflation.
In addition, the stock market has historically experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. In addition, market uncertainty and volatility have been magnified as a result of the 2024 United States presidential elections and resulting uncertainties regarding actual and potential shifts in United States and foreign, trade, economic and other policies, including with respect to treaties and tariffs. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price for which they paid for their shares. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On February 25, 2025, we received written notice from the Listing Qualifications Department of Nasdaq stating that we are not in compliance with Nasdaq Listing Rule 5450(a)(1) because we have not maintained a minimum closing bid price of our common stock of at least $1.00 per share for the last 30 consecutive business days, or the Minimum Bid Price Requirement. Receipt of the notice from Nasdaq had no immediate effect on the listing or trading of our common stock on Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from the date of the notice from Nasdaq, or until August 25, 2025, to regain compliance with the Minimum Bid Price Requirement. We can regain compliance with Minimum Bid Price Requirement during any compliance period by meeting the minimum closing bid price of at least $1.00 for a minimum of ten (10) consecutive business days during the applicable compliance period, unless Nasdaq exercises its discretion to extend this 10-day period as discussed in Nasdaq Listing Rule 5810(c)(3)(H).

If we are not deemed in compliance with the Minimum Bid Price Requirement before the expiration of the 180-day compliance period, we may be afforded an additional 180-day compliance period. To qualify, we would be required to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market, provided we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of its bid price requirement. To effect such a transfer, among other things, we would also need to pay an application fee to Nasdaq and provide written notice to Nasdaq of our intention to cure this deficiency during the second compliance period, including by effecting a reverse stock split, if necessary, to gain compliance with the Minimum Bid Price Requirement.

If we do not regain compliance with the Minimum Bid Price Requirement within the initial compliance period and it appears to Nasdaq’s staff that we will not be able to regain compliance with the Minimum Bid Price Requirement during the additional compliance period, or that we are otherwise not eligible for an additional compliance period, Nasdaq’s staff will provide written notification to us that our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq’s rules permit us to appeal the delisting determination by the Nasdaq staff to a hearings panel. We expect that our common stock would remain listed pending the hearings panel’s decision. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq’s staff to a hearings panel, that such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Requirement. These options include, but are not limited to, effecting a reverse stock split, if necessary, to attempt to regain compliance. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with other Nasdaq listing requirements.

Our continued failure to meet the Minimum Bid Price Requirement could result in our common stock being delisted from Nasdaq. We and holders of our securities would be materially adversely impacted if our common stock is delisted from Nasdaq. In particular:

•we may be unable to raise capital on acceptable terms or at all;

•we would experience an event of default under the New Credit Facility, and our debt repayment obligations under the New Credit Facility would be accelerated, which could also negatively impact our ability to continue as a going concern;

•the price of our common stock would likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;

•stockholders may be unable to sell or purchase shares of our common stock when they wish to do so;

•we may become subject to stockholder litigation;

•we may lose the interest of institutional investors in our common stock;

•we may lose media and analyst coverage;

•our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and

•we would likely lose any active trading market for our common stock, as it may only be traded on one of the over the-counter markets, if at all.

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

For the years ended December 31, 2024, 2023 and 2022, we recorded no income tax benefit for the net operating losses, or NOLs, incurred in each year, due to the uncertainty of realizing a benefit from those items. We have incurred NOLs since our inception. At December 31, 2024, the Company had federal and state NOL carryforwards of approximately $462.2 million and $394.9 million, respectively. Of the $462.2 million of federal NOL carryforwards, $10.6 million expire at various dates through 2037. The remaining $451.6 million of federal NOL carryforwards do not expire. The state NOL carryforwards expire at various dates through 2044. At December 31, 2024, the Company had federal and state research and development tax credit carryforwards of approximately $28.2 million and $7.2 million, respectively, which expire at various dates through 2044. Under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Section 382 of the Internal Revenue Code, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have determined that ownership changes have occurred since our inception and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs and research and development tax credit carryforwards. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs and research and development tax credit carryforwards. Furthermore, our ability to utilize our NOLs and research and development tax credit carryforwards is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for at least the next several years; thus, we do not know when we will generate the U.S. federal taxable income necessary to utilize our NOLs. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Sales of a significant number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Our daily trading volume has historically fluctuated significantly for reasons not apparently related to any actions or public disclosures by us or to any sales of common stock by our directors or our employees.

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

General Risk Factors
We are a “smaller reporting company” within the meaning of the Securities Exchange Act of 1934, as amended, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.

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
Additionally, the ongoing conflict between Russia and Ukraine that began in February 2022 and the global response, including the imposition of sanctions by the United States and other countries, as well as the ongoing conflict in the Middle East, could create or exacerbate risks facing our business. We have evaluated our operations, vendor contracts and clinical trial arrangements, and at present we do not expect these conflicts to directly have a materially adverse effect on our financial condition or results of operations. However, if these hostilities persist, escalate or expand, other risks we have identified in this report may be exacerbated. For example, if our supply arrangements or clinical sites are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of state-sponsored cyberattacks could expand as part of the conflicts, which could adversely affect our ability to maintain or enhance our cyber security and data protection measures. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic and geopolitical climate and financial market conditions could adversely impact our business.
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
Not applicable.
ITEM 1C.    CYBERSECURITY.
Cybersecurity Risk Management and Strategy

We have designed and maintain a cybersecurity risk management program that is integrated into our overall enterprise risk management program and with other related functions, such as information technology, or IT, system architecture and vendor management; that leverages best practices and standards and that is designed to assess, identify and manage risks from cybersecurity and other information security threats. As part of this program, we periodically evaluate risks from cybersecurity threats as part of our broader risk management activities and as a component of our internal control system. In the course of our evaluation, we consider risks that may be associated both with our internally managed IT systems and key business functions and with sensitive data operated or managed by third-party service providers, vendors and collaborators with whom we engage.

We use the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF, as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. We have designed and assessed our program based on the NIST CSF. This does not imply that we meet any particular technical standards, specifications or requirements.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk mitigation strategy, we also maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

•the use of external service providers, where appropriate, overseen by our IT team, to assist with assessing our systems; monitoring cybersecurity threats, including the proactive identification of vulnerabilities in our systems with threat intelligence, and our defenses against cyberattacks;and providing timely cybersecurity threat alerts;

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

Our Response Plan sets forth our response protocol for cybersecurity threats and cybersecurity events and incidents and is maintained by our cybersecurity incident response team, or CSIRT, which reviews the Response Plan on at least an annual basis. The CSIRT is comprised of IT department leaders, under the supervision of our Vice President, Chief Accounting Officer, who reports to our Senior Vice President, Chief Operating Officer and Chief Financial Officer, as well as members of our executive team and other senior management. Our Response Plan is designed to provide a framework for how we identify, evaluate, escalate, respond and recover in the event of a data security breach and designates personnel who are responsible for these functions. Our IT team, utilizing the support of external vendors and software products, evaluates security alerts received from various sources, and any alert or threat that the CSIRT identifies as a cybersecurity incident is promptly evaluated and escalated in accordance with the Response Plan for further assessment. Upon confirmation that a cybersecurity incident has occurred, our CSIRT will establish an incident response team, which may include representatives from our internal departments, as well as internal or external legal counsel or other external cybersecurity consultants or service providers. The CSIRT aims to develop a coordinated response strategy, including with respect to risk containment, notification processes, system restoration, incident documentation and assessment, data preservation and forensic analysis.

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

Based on an assessment using the previously described cybersecurity risk management program, we do not believe that there are currently any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition to date. However, we, our collaborators and our third-party vendors and service providers may in the future be the target of cybersecurity threats, any of which could have a material adverse effect on our business. For a description of the cybersecurity risks we face and potential related impacts on us, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance and Oversight

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s ongoing activities related to our cybersecurity risk management program, using outside specialists where deemed necessary.

Our Audit Committee receives and provides feedback regarding periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding significant cybersecurity threats or incidents.

Our Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives briefings from our executive team, informed by our Vice President, Chief Accounting Officer, on our cybersecurity risk management program, on a periodic basis.

Our executive team, including our Senior Vice President, Chief Operating Officer and Chief Financial Officer and our Senior Vice President, Chief Legal Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The executive team has primary responsibility for our overall cybersecurity risk management program. Our Senior Vice President, Chief Operating Officer and Chief Financial Officer supervises our Vice President, Chief Accounting Officer, who leads the operational oversight of our company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare our company and our internal cybersecurity personnel and retained external cybersecurity advisors to address cybersecurity risks. Our Vice President, Chief Accounting Officer and the internal cybersecurity personnel under his supervision collectively have experience in cybersecurity, information security, data protection, privacy, regulatory compliance and risk management within complex and international business verticals, such as pharmaceuticals/biotechnology, technology, telecommunications and financial services, and hold several related third-party certifications related to information systems management and security.

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

In an effort to deter and detect cyber threats, we annually provide all employees, including part-time and temporary, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers timely and relevant topics. Past topics have included social engineering, phishing, password protection, confidential data protection, asset use and mobile security. This training and compliance program functions to educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.
ITEM 2.    PROPERTIES.
Our corporate headquarters are located in Cambridge, Massachusetts. We occupy approximately 45,000 square feet of office and laboratory space that we lease in a multi-tenant building in which our corporate headquarters are located. The lease for the substantial majority of this space expires in March 2026. We are in the process of negotiating a possible extension of the lease term with our landlord. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional or alternative space will be available as, if and when needed.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Information Regarding the Trading of Our Common Stock
Our common stock trades under the symbol “MRSN” on the Nasdaq Global Select Market. As of February 26, 2025, there were 13 holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from December 31, 2019 through December 31, 2024, which was the last trading day of the year. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on December 31, 2019, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance. Measurement points are December 31, 2019, December 31, 2020, December 31, 2021, December 30, 2022, December 29, 2023 and December 31, 2024.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliates Purchasers
Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2024.
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
For our discussion and analysis of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.
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

Our two clinical-stage product candidates are emiltatug ledadotin (XMT-1660), which we refer to as Emi-Le, and XMT-2056. Emi-Le is a B7-H4-targeting Dolasynthen ADC designed with a precise, target-optimized DAR of 6. We are conducting a Phase 1 open-label clinical trial evaluating the safety and tolerability of Emi-Le. In January 2025, we announced positive initial clinical data from the dose escalation and backfill cohorts of our ongoing Phase 1 clinical trial of Emi-Le, and we continue to investigate doses up to 95 mg/m2 per cycle in patients with breast cancer, endometrial cancer, ovarian cancer and ACC-1 in dose escalation and backfill cohorts. Based on the initial clinical data we reported in January 2025, we have advanced a dose of 67.4 mg/m2 administered every four weeks, or Q4W, into a dose expansion cohort in patients with triple-negative breast cancer, or TNBC, who have received one to four prior treatment lines, including at least one prior topoisomerase-1 inhibitor, or topo-1, ADC. We refer to this indication as “post-topo-1 TNBC.” In the first half of 2025, we plan to continue enrollment in the expansion portion of our Phase 1 clinical trial of Emi-Le in this initial expansion cohort. Additionally, in 2025, we expect to initiate enrollment in expansion at a second dose in post-topo-1 TNBC and to present additional Phase 1 clinical data from dose escalation and backfill cohorts of the trial.

XMT-2056 is a systemically-administered Immunosynthen ADC targeting a novel human epidermal growth factor receptor 2, or HER2, epitope with a DAR of 8 that we are investigating in a Phase 1 clinical trial designed to assess the safety and tolerability. In late 2023, we announced the resolution of a U.S. Food and Drug Administration, or FDA, clinical hold on our Phase 1 clinical trial of XMT-2056 in previously treated patients with advanced or recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers, and in the first half of 2024, we restarted the trial. We continue to enroll patients in the dose escalation portion of the trial and expect to present initial clinical pharmacodynamic STING activation data in 2025.

We also have two earlier stage preclinical candidates, which we refer to as XMT-2068 and XMT-2175, that leverage our Immunosynthen platform.

In July 2023, we decided to discontinue the development of upifitimab rilsodotin (XMT-1536), or UpRi, and began to wind-down our UpRi-related development activities, including several clinical trials of UpRi, and our regulatory and commercial readiness efforts. At the same time, we announced that our board of directors had approved certain expense reduction measures, including a reduction of approximately 50% of our then-current employee base, or the Restructuring. Our wind-down of UpRi-related activities and the Restructuring were substantially complete as of December 31, 2023. Additionally, in May 2022, we made the decision to discontinue the development of XMT-1592, a Dolasynthen ADC that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer, or NSCLC, and to close this company-sponsored trial, which was completed in September 2022.

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
Since inception, we have incurred significant cumulative operating losses. Our net losses were $69.2 million, $171.7 million and $204.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $895.6 million. We expect to continue to incur significant expenses and operating losses over the next several years as we:
•continue clinical development and manufacturing activities for Emi-Le and XMT-2056;
•continue activities to discover, validate and develop additional product candidates, including XMT-2068 and XMT-2175;
•conduct activities under our collaborations with Johnson & Johnson, Merck KGaA and GSK;
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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $134.6 million. We believe our currently available funds will be sufficient to fund our current operating plan commitments into 2026. Since these amounts are not expected to be sufficient to fund our operations within one year from the date of issuance of the consolidated financial statements, there is substantial doubt about our ability to continue as a going concern. For more information, refer to Liquidity and Capital Resources below and Note 1, Nature of business and basis of presentation, in the notes to the consolidated financial statements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Financial Operations Overview
Revenue
To date, we have not generated any revenue from the sale of products. All of our revenue has been generated from strategic collaborations.
In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany. The 2022 Merck KGaA Agreement provides for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Merck KGaA's cost. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the years ended December 31, 2024 and 2023, we recognized $14.3 million and $10.7 million, respectively, related to the 2022 Merck KGaA Agreement. We did not recognize revenue related to the 2022 Merck KGaA Agreement during the year ended December 31, 2022.
In August 2022, we entered into a collaboration, option and license agreement, or the GSK Agreement, with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During the years ended December 31, 2024, 2023, and 2022, we recognized $3.2 million, $3.4 million, and $2.0 million, respectively, of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into a research collaboration and license agreement with Johnson & Johnson for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. We refer to such agreement, as amended on July 14, 2023 and September 25, 2023, as the Johnson & Johnson Agreement. Johnson & Johnson is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Johnson & Johnson's cost. Johnson & Johnson has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In August 2024, we entered into a clinical supply agreement with Johnson & Johnson, or the 2024 Johnson & Johnson CSA, for the clinical manufacturing services related to a licensed ADC for a selected target. During the year ended December 31, 2024, Johnson & Johnson terminated without cause its development of ADCs directed to the other two targets it had selected under the Johnson & Johnson Agreement. As a result, as of December 31, 2024, there was one ongoing ADC development program directed to the remaining target. During 2024, we recognized $8.0 million of collaboration revenue related to a development milestone that was earned under the Johnson & Johnson Agreement. During the years ended December 31, 2024, 2023, and 2022, we recognized $22.9 million, $16.6 million, and $24.2 million, respectively, of collaboration revenue related to performance under the Johnson & Johnson Agreement and the 2024 Johnson & Johnson CSA, including achievement of development milestones. The Johnson & Johnson Agreement and the 2024 Johnson & Johnson CSA are referred to as the Johnson & Johnson Agreements.
During the years ended December 31, 2023 and 2022, we recognized $3.7 million and a de minimis amount, respectively, of revenue related to a collaboration and commercial license agreement and a supply agreement with Merck KGaA.
During the year ended December 31, 2023, we recognized $2.5 million of revenue related to achievement of a development milestone related to a 2012 research, development and license agreement, or the Asana Biosciences Agreement, with Asana Biosciences, LLC, or Asana Biosciences for which performance obligations were previously completed. We did not recognize any revenue related to the Asana Biosciences Agreement during the year ended December 31, 2024.

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
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. In light of our decision to discontinue further clinical development of XMT-1592, a Dolasynthen ADC that had been in a Phase 1 dose exploration trial in patients with ovarian cancer and non-small cell lung cancer, in the second quarter of 2022, all costs associated with our Dolasynthen platform were prospectively re-allocated to Emi-Le, which is now our lead Dolasynthen-based product candidate, following such decision. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical and discovery costs. These costs relate to our product candidates XMT-2068 and XMT-2175 and additional earlier discovery stage programs and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Emi-Le external costs	$17,642	$14,098	$15,032
XMT-2056 external costs	6,396	5,812	4,981
UpRi external costs	379	48,902	66,119
XMT-1592 external costs	—	434	3,802
Preclinical and discovery external costs (1)	(625)	4,441	14,991
Internal research and development costs	49,228	74,582	68,460
Total research and development costs	$73,020	$148,269	$173,385
(1) The amount for the year ended December 31, 2024 primarily reflect the favorable resolution of an accrual balance.
The successful development of our product candidates is highly uncertain. As such, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, we will generate revenue from commercialization and sale of any of our product candidates that obtain regulatory approval. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•successful completion of preclinical studies and investigational new drug, or IND-enabling studies;

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

For example, on July 27, 2023 we announced our decision to discontinue the clinical development of UpRi. Consequently, we have allocated resources previously dedicated to this program into our next-generation ADCs and platforms, Dolasynthen and Immunosynthen. We expect to incur significant research and development expenses over the next several years as we continue our clinical development and manufacturing of Emi-Le and XMT-2056, advance our preclinical pipeline and invest in improvements in our ADC technologies.
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
Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the changes in those items:

	Year Ended December 31,		Dollar Change
(in thousands)	2024	2023
Collaboration revenue	$40,497	$36,855	$3,642
Operating expenses:
Research and development	73,020	148,269	(75,249)
General and administrative	40,813	59,543	(18,730)
Restructuring expenses	—	8,713	(8,713)
Total operating expenses	113,833	216,525	(102,692)
Other income (expense):
Interest income	8,436	12,073	(3,637)
Interest expense	(3,874)	(4,073)	199
Total other income (expense), net	4,562	8,000	(3,438)
Loss before income taxes	(68,774)	(171,670)	102,896
Income tax expense	(418)	—	(418)
Net loss	$(69,192)	$(171,670)	$102,478
Collaboration Revenue
Collaboration revenue increased by $3.6 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to the recognition of $6.0 million and $3.5 million in milestone revenue under the Johnson & Johnson Agreement and collaboration revenue under the 2022 Merck KGaA Agreement, respectively. These increases were partially offset by decreases in collaboration revenue recognized of $3.5 million and $2.5 million under the 2014 Merck KGaA Agreement and the Asana Biosciences Agreement, respectively.
Research and Development Expense
Research and development expense decreased by $75.2 million from $148.3 million for the year ended December 31, 2023 to $73.0 million for the year ended December 31, 2024.
The decrease in research and development expense was primarily due to the following:
•a decrease of $52.0 million related to manufacturing and clinical development activities for UpRi due to our wind down of UpRi clinical development beginning in July 2023;
•a decrease of $17.0 million related to employee compensation (excluding stock-based compensation), primarily due to a reduction in headcount following the Restructuring;
•    a decrease of $7.1 million related to consulting and professional service fees;
•    a decrease of $1.6 million related to manufacturing activities for the Dolasynthen platform; and
•    a decrease of $1.5 million related to manufacturing activities for XMT-2056.

These decreased expenses were partially offset by an increase of $4.1 million related to clinical development activities for Emi-Le.
General and Administrative Expense
General and administrative expense decreased by $18.7 million from $59.5 million for the year ended December 31, 2023 to $40.8 million for the year ended December 31, 2024. The decrease in general and administrative expense was primarily due to a decrease of $10.7 million related to consulting and professional services fees and $5.6 million related to employee compensation (excluding stock-based compensation) as a result of a reduction in headcount following the Restructuring.
Stock-based compensation expense included in general and administrative expense decreased by $2.5 million primarily due to a reduction in headcount following the Restructuring.
Total Other Income (Expense), Net
Total other income (expense), net decreased by $3.4 million from $8.0 million during the year ended December 31, 2023 to $4.6 million during the year ended December 31, 2024. The decrease to the net balance was primarily due to a decrease in interest income earned on cash equivalents and marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic collaborations, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $134.6 million. In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our ongoing collaboration agreements with GSK, Johnson & Johnson and Merck KGaA. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
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
In February 2022, we entered into a sales agreement, or the February 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. During the year ended December 31, 2022, we sold approximately 18.8 million shares of common stock under the February 2022 ATM, resulting in gross proceeds and net proceeds of $98.4 million and $96.4 million, respectively. During the year ended December 31, 2023, we sold approximately 0.3 million shares of common stock under the February 2022 ATM, resulting in gross and net proceeds of $1.6 million. As of December 31, 2023, there were no amounts remaining unsold and available for sale under the February 2022 ATM.

In November 2022, we entered into a sales agreement, or the November 2022 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $150.0 million of our common stock from time to time at prevailing market prices. During the year ended December 31, 2023, we sold approximately 14.2 million shares of common stock under the November 2022 ATM, resulting in gross proceeds and net proceeds of $94.1 million and $92.2 million, respectively. During the year ended December 31, 2024, we sold approximately 1.0 million shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $6.0 million and $5.8 million, respectively. As of December 31, 2024, the November 2022 ATM was no longer available for the offer and sale of additional shares of common stock due to the expiration of the applicable registration statement.
In February 2024, we entered into a sales agreement, or the February 2024 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. We did not sell any shares of common stock pursuant to the February 2024 ATM during the year ended December 31, 2024 and $100.0 million remained unsold and available for sale under the February 2024 ATM as of December 31, 2024.

On October 29, 2021, we entered into a loan and security agreement with Oxford Finance LLC as the collateral agent and a lender, Silicon Valley Bank, or former SVB, as a lender, and the other lenders from time to time a party thereto, or collectively the Lenders. In March 2023, Silicon Valley Bridge Bank, N.A., or SVBB, as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or SVB, which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a lender. We refer to this loan and security agreement, as amended on February 17, 2022, October 17, 2022, December 27, 2022 and March 23, 2023, as the New Credit Facility. As of December 31, 2024, we have borrowed $25.0 million under the New Credit Facility, and no additional borrowing amounts are available to us under the New Credit Facility. We were obligated to make interest-only payments through November 1, 2024, followed by equal monthly principal payments and applicable interest through the maturity date of October 1, 2026. In addition, a final payment equal to 4.25% under the New Credit Facility is due upon the earlier of the maturity date, acceleration or prepayment of all or part of the New Credit Facility. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation.
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash used in operating activities	$(82,340)	$(168,882)	$(49,363)
Net cash provided by (used in) investing activities	11,437	119,883	(152,716)
Net cash provided by financing activities	4,092	94,675	153,017
(Decrease) increase in cash, cash equivalents and restricted cash	$(66,811)	$45,676	$(49,062)
Net Cash Used in Operating Activities
Net cash used in operating activities was $82.3 million for the year ended December 31, 2024 and primarily consisted of a net loss of $69.2 million adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $16.5 million and net amortization of premiums and discounts on marketable securities of $3.9 million. Net cash used in operating activities was $168.9 million for the year ended December 31, 2023 and primarily consisted of a net loss of $171.7 million adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $21.1 million and net amortization of premiums and discounts on marketable securities of $4.6 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $11.4 million during the year ended December 31, 2024 as compared to net cash provided by investing activities of $119.9 million during the year ended December 31, 2023. During the year ended December 31, 2024, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities. During the year ended December 31, 2023, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $4.1 million during the year ended December 31, 2024 as compared to $94.7 million during the year ended December 31, 2023. During the year ended December 31, 2024, net cash provided by financing activities consisted primarily of proceeds from sales of shares of common stock under our November 2022 ATM of $5.8 million, partially offset by debt principal payments of $2.1 million. During the year ended December 31, 2023, net cash provided by financing activities consisted primarily of proceeds from sales of shares of common stock under our February 2022 ATM and November 2022 ATM of $93.5 million.
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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $134.6 million. We believe our currently available funds will be sufficient to fund our current operating plan commitments into 2026. Since these amounts are not expected to be sufficient to fund our operations within one year from the date of issuance of our consolidated financial statements for the year ended December 31, 2024, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional funds, which could be through a combination of equity offerings, debt financings or re-financings, other third-party funding, and strategic collaborations and licensing transactions. If we are unable to obtain future funding when needed, we may be forced to delay, reduce or eliminate some or all of our clinical trials or research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of researching and developing Emi-Le, XMT-2056 and any other current or future product candidates and conducting preclinical studies and clinical trials;
•the cost of manufacturing Emi-Le, XMT-2056 and any other current or future product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•the timing of, and the costs involved in, obtaining regulatory approvals for Emi-Le, XMT-2056 and any other current or future product candidates if preclinical studies and clinical trials are successful;
•the cost of commercialization activities for Emi-Le, XMT-2056 and any other current or future product candidates, if any product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;
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
Contractual Obligations
Our material cash requirements from known contractual obligations as of December 31, 2024 primarily consist of operating and finance lease liabilities and principal and interest payments under our New Credit Facility. Our total future minimum lease payments for our finance and operating leases are included in Note 12, Leases, in the Notes to Consolidated Financial Statements. The total future undiscounted minimum lease payments, including operating and finance leases, were $5.6 million as of December 31, 2024. Our total future minimum principal payments under our New Credit Facility are included in Note 8, Debt, in the Notes to Consolidated Financial Statements. The total future minimum principal payments and the final payment under our New Credit Facility were $24.0 million as of December 31, 2024. We are also currently obligated to make monthly interest payments based on a floating per annum rate equal to the greater of (i) 8.50% and (ii) 5.25% above the prime rate through the maturity date of October 1, 2026.
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

In January 2019, we entered into a commercial license agreement with Synaffix B.V., or Synaffix, which we amended and restated in November 2021 and February 2022 to expand our relationship with Synaffix. We refer to the amended and restated agreement as the Synaffix License. Under the Synaffix License, we have the right to develop, manufacture and commercialize ADCs directed to targets using Synaffix’s proprietary site-specific conjugation technology. We currently have licensed four targets in connection with our development programs and collaborations, and we have the right to license up to six additional targets. We have paid $6.8 million related to the Synaffix License, comprised of $4.0 million in reservation and license fees, $1.3 million in milestone payments and $1.5 million related to the execution of February 2022 amendment. The $1.5 million execution fee can be applied to reservation and license fees or to certain portions of development milestones owed to Synaffix following execution of the February 2022 amendment. As of December 31, 2024, $1.0 million of this execution fee remains available to be applied to our future obligations. Assuming successful development and commercialization of such targets, we will be obligated to pay up to $48 million per target for development, regulatory and commercial milestones for each of the four targets currently licensed, or up to $197 million in the aggregate for these four targets. If we license any of the six additional targets available to us, we would need to pay up to an additional $127.0 million for license fees and development, regulatory and commercial milestones for each of these license targets. Upon commencement of commercial sales of any ADC product directed to a licensed target, if any, we are required to pay to Synaffix tiered royalties in the low-single digit percentages on net sales of the respective products. The Synaffix License remains in effect on a country-by-country and licensed product-by-licensed product basis until the expiration of the last-to-expire valid claim in a patent licensed under the Synaffix License covering such product in such country. Upon the expiration of the Synaffix License for each licensed product in each country, the licenses granted to us for such product in such country will become fully paid-up and perpetual. We may terminate the Synaffix License in its entirety or on a licensed product-by-licensed product basis at any time. Either party may terminate the Synaffix License, subject to a specified notice and cure period, for a breach by the other party of a material provision of the agreement or upon an insolvency-related event experienced by the other party.
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
Revenue Recognition
We enter into collaboration agreements which are within the scope of ASC 606, Revenue from Contracts with Customers, under which we license rights to our technology and certain of our product candidates and perform research and development services for third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $134.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities are invested in U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.

The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of December 31, 2024, there was $22.9 million principal balance outstanding under the New Credit Facility, and a potential change in the associated interest rates would be immaterial to the results of our operations.
Foreign Currency Exchange Rate Risks
As of December 31, 2024, we were not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Mersana Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mersana Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mersana Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Accrued & Prepaid Clinical Expenses

Description of the Matter
As summarized in Note 7 to the consolidated financial statements, the Company’s accrual for clinical expenses totaled $3.9 million as of December 31, 2024. In addition, the Company’s Prepaid Expenses and Other Current Assets totaled $2.3 million, which included amounts that were paid in advance of services pursuant to clinical trials as of December 31, 2024. As discussed in Note 2 to the consolidated financial statements, the Company is required to estimate clinical costs incurred and related accruals or remaining prepaid expenses based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

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

How We Addressed the Matter in Our Audit
To test the accrued and prepaid clinical expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used to estimate the amounts recorded. We corroborated the progress of ongoing clinical trials through discussion with the Company’s research and development personnel that oversee the research and development projects. We also inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. Additionally, we independently confirmed and/or reviewed information received by the Company directly from certain sites and other third parties, which included third parties’ estimates of costs incurred to date. We also performed analytical procedures over fluctuations in accrued and prepaid clinical expenses by vendor, study, or other significant work order and inspected subsequent invoices received from third parties to assess the impact to the accrued and prepaid balances.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
March 3, 2025

Mersana Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$107,750	$174,561
Short-term marketable securities	26,870	34,523
Prepaid expenses and other current assets	2,284	4,973
Total current assets	136,904	214,057
Property and equipment, net	2,203	3,831
Operating lease right-of-use assets	4,578	7,694
Other assets, noncurrent	978	478
Total assets	$144,663	$226,060
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$4,330	$7,319
Accrued expenses	18,964	21,898
Deferred revenue	22,168	28,147
Operating lease liabilities	3,856	3,252
Short-term debt	12,500	2,083
Other current liabilities	640	938
Total current liabilities	62,458	63,637
Operating lease liabilities, noncurrent	1,292	5,149
Long-term debt, net	10,950	23,148
Deferred revenue, noncurrent	79,464	97,167
Other liabilities, noncurrent	8	55
Total liabilities	154,172	189,156
Commitments (Note 15)
Stockholders' (deficit) equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 115,649,928 and 120,711,745 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	886,022	863,242
Accumulated other comprehensive income	10	11
Accumulated deficit	(895,553)	(826,361)
Total stockholders’ (deficit) equity	(9,509)	36,904
Total liabilities and stockholders’ (deficit) equity	$144,663	$226,060
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Collaboration revenue	$40,497	$36,855	$26,581
Operating expenses:
Research and development	73,020	148,269	173,385
General and administrative	40,813	59,543	56,963
Restructuring expenses	—	8,713	—
Total operating expenses	113,833	216,525	230,348
Other income (expense):
Interest income	8,436	12,073	2,883
Interest expense	(3,874)	(4,073)	(3,328)
Total other income (expense), net	4,562	8,000	(445)
Loss before income taxes	(68,774)	(171,670)	(204,212)
Income tax expense	(418)	—	—
Net loss	(69,192)	(171,670)	(204,212)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(1)	163	(152)
Comprehensive loss	$(69,193)	$(171,507)	$(204,364)
Net loss attributable to common stockholders — basic and diluted	$(69,192)	$(171,670)	$(204,212)
Net loss per share attributable to common stockholders — basic and diluted	$(0.56)	$(1.48)	$(2.18)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	122,539,598	116,112,891	93,654,243
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' (Deficit) Equity
	Shares	Amount
Balance at December 31, 2021	73,709,056	$7	$572,213	$—	$(450,479)	$121,741
Issuance of common stock from at-the-market transactions, net of issuance costs of $3,476	30,497,875	4	150,758	—	—	150,762
Exercise of stock options	414,914	—	1,331	—	—	1,331
Exercise of common stock warrant	16,654	—	—	—	—	—
Vesting of restricted stock units	235,591	—	—	—	—	—
Sales of common stock pursuant to ESPP	270,774	—	1,065	—	—	1,065
Stock-based compensation expense	—	—	21,522	—	—	21,522
Other comprehensive loss	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	(204,212)	(204,212)
Balance at December 31, 2022	105,144,864	$11	$746,889	$(152)	$(654,691)	$92,057
Issuance of common stock from at-the-market transactions, net of issuance costs of $2,082	14,464,531	1	93,669	—	—	93,670
Exercise of stock options	102,596	—	427	—	—	427
Vesting of restricted stock units and other stock awards	618,246	—	—	—	—	—
Sales of common stock pursuant to ESPP	381,508	—	1,121	—	—	1,121
Stock-based compensation expense	—	—	21,136	—	—	21,136
Other comprehensive income	—	—	—	163	—	163
Net loss	—	—	—	—	(171,670)	(171,670)
Balance at December 31, 2023	120,711,745	$12	$863,242	$11	$(826,361)	$36,904
Issuance of common stock from at-the-market transactions, net of issuance costs of $185	1,041,201	—	5,780	—	—	5,780
Retirement of common stock in exchange for pre-funded warrants	(8,036,688)	—	(13,984)	—	—	(13,984)
Issuance of pre-funded warrants in exchange for retirement of common stock	—	—	13,984	—	—	13,984
Exercise of stock options	14,223	—	56	—	—	56
Vesting of restricted stock units and other stock awards	1,634,811	—	—	—	—	—
Sales of common stock pursuant to ESPP	284,636	—	486	—	—	486
Stock-based compensation expense	—	—	16,458	—	—	16,458
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(69,192)	(69,192)
Balance at December 31, 2024	115,649,928	$12	$886,022	$10	$(895,553)	$(9,509)
The accompanying notes are an integral part of these consolidated financial statements.

Mersana Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(69,192)	$(171,670)	$(204,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,628	1,517	927
Net amortization of premiums and discounts on marketable securities	(3,917)	(4,569)	(1,462)
Stock-based compensation	16,458	21,136	21,522
Non-cash operating lease expense	3,116	2,780	2,777
Other non-cash items	305	687	763
Changes in operating assets and liabilities:
Accounts receivable	—	30,000	(30,000)
Prepaid expenses and other current assets	2,689	3,534	3,863
Other assets	(500)	—	—
Accounts payable	(2,857)	(6,080)	947
Accrued expenses	(2,934)	(20,935)	13,594
Operating lease liabilities	(3,254)	(3,143)	(2,539)
Deferred revenue	(23,882)	(22,139)	143,709
Other liabilities	—	—	748
Net cash used in operating activities	(82,340)	(168,882)	(49,363)

Cash flows from investing activities
Maturities of marketable securities	145,000	277,970	97,000
Purchase of marketable securities	(133,431)	(155,919)	(247,519)
Purchase of property and equipment	(132)	(2,168)	(2,197)
Net cash provided by (used in) investing activities	11,437	119,883	(152,716)

Cash flows from financing activities
Net proceeds from at-the-market facilities	5,780	93,539	150,893
Proceeds from exercise of stock options	56	427	1,331
Proceeds from purchases of common stock under ESPP	486	1,121	1,065
Proceeds from issuance of debt, net of issuance costs	—	(150)	—
Repayment of debt	(2,083)	—	—
Payments under finance lease obligations	(147)	(262)	(272)
Net cash provided by financing activities	4,092	94,675	153,017

(Decrease) increase in cash, cash equivalents and restricted cash	(66,811)	45,676	(49,062)
Cash, cash equivalents and restricted cash, beginning of period	175,039	129,363	178,425
Cash, cash equivalents and restricted cash, end of period	$108,228	$175,039	$129,363

Supplemental cash flow information:
Cash paid for income taxes	$418	$—	$—
Fair value of common stock retired in exchange for issuance of pre-funded warrants	$13,984	$—	$—
Purchases of property and equipment in accounts payable and accrued expenses	$—	$132	$753
Debt financing costs in accrued expenses	$—	$—	$150
Common stock issuance costs in accounts payable and accrued expenses	$—	$—	$131
Cash paid for interest	$3,467	$3,380	$2,463
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$298
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
The Company is investigating emiltatug ledadotin (XMT-1660) (“Emi-Le”), a B7-H4-directed Dolasynthen ADC, in a Phase 1 clinical trial enrolling patients with solid tumors, including in breast, endometrial and ovarian cancers, as well as adenoid cystic carcinoma type 1. The Company initiated a Phase 1 clinical trial to investigate XMT-2056, an Immunosynthen STING-agonist ADC that is designed to target a novel epitope of human epidermal growth factor receptor 2 (“HER2”), in January 2023, enrolling previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers. In March 2023, this clinical trial was placed on clinical hold by the U.S. Food and Drug Administration (“FDA”), and the FDA lifted this clinical hold in October 2023. The Company resumed patient enrollment in the first half of 2024. The Company also has two additional earlier stage preclinical candidates, XMT-2068 and XMT-2175, that leverage the Company's Immunosynthen platform.
In July 2023, the Company announced top-line data from its Phase 2 UPLIFT clinical trial of upifitamab rilsodotin (“UpRi”), which did not meet its primary endpoint. In connection with this announcement, on July 27, 2023, the Company further announced that its primary focus moving forward would be on advancing product candidates and collaborations utilizing its next-generation ADC platforms, Dolasynthen and Immunosynthen. As a result, the Company wound down its UpRi-related development activities and its regulatory and commercial readiness efforts and terminated its UPGRADE-A and Phase 3 UP-NEXT clinical trials of UpRi.
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

As a clinical-stage biopharmaceutical company that devotes substantially all its efforts towards research and development activities, the Company has incurred cumulative net losses and negative cash flows from its operations since its inception. The Company’s net loss was $69.2 million, $171.7 million and $204.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had an ending cash balance of $134.6 million and an accumulated deficit of $895.6 million. Net losses and negative operating cash flows have had, and will continue to have an adverse effect on the Company’s stockholders’ (deficit) equity and working capital. The Company expects to continue to incur operating losses for at least the next several years. The future success of the Company is dependent upon, among other factors, its ability to develop its product candidates, identify new product candidates, and ultimately upon its ability to attain profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

In order to fund its operations beyond twelve months from the date of these financial statements, the Company will need to raise additional funds, which could be through a combination of equity offerings, debt financings or re-financings, other third-party funding, and strategic collaborations and licensing transactions. If the Company is unable to obtain future funding when needed, the Company may be forced to delay, reduce or eliminate some or all of its clinical trials or research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company’s estimates underlying its cash runway projections are based on assumptions that are subject to risks and uncertainties and may change or prove to be inaccurate as a result of multiple factors, many of which are outside of the Company’s control. There can be no assurance that the Company will be successful in obtaining sufficient funding to support continuing operations on terms acceptable to the Company or at all. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The accompanying consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
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
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating segment, which is the business of discovering and developing ADCs. Refer to Note 16, Segment reporting, for more information.
Research and Development
Research and development activities are expensed as incurred and include:
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
•costs associated with developing a diagnostic biomarker;
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities, maintenance of facilities, insurance and other supplies; and

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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
Revenue Recognition
The Company enters into collaboration agreements which are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), under which the Company licenses rights to its technology and certain of the Company’s product candidates and performs research and development services for third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.
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
The promised goods or services in the Company’s arrangements typically consist of license rights to the Company’s intellectual property and research and development services. The Company also has optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts with the customer if such option is elected by the customer, unless the option provides a material right which would not be provided without entering into the contract. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources or (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own and the availability of the required expertise.
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Accounting for Stock-based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, directors and non-employees to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. The expected stock price volatility is calculated based on a period of time commensurate with the expected term assumption. Historically, due to the lack of a public market for the Company's common stock prior to completion of its initial public offering and a lack of company-specific historical and implied volatility data, the Company based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. During 2022, the Company began to estimate its volatility by using a blend of its stock price history for the length of time it has market data for its stock and the historical volatility of similar public companies for the expected term of each grant. During 2023, the Company began to estimate its volatility solely using its stock price history. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For option grants with an expected term for which sufficient stock price history for the Company exists, expected stock price volatility is calculated using the average of volatilities for the period of the expected term prior to the grant date. For options granted to non-employees, the Company utilizes the contractual term of the option arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
The Company determines the fair value of each restricted stock unit (“RSU”) at its grant date based on the closing market price of the Company’s common stock on that date or, if the date of grant is not a day on which the Company's primary trading market was open, the immediately preceding trading day. For stock-based compensation subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock-based compensation on a straight-line basis over the requisite service period.
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
Upon retirement or sale, the cost of the disposed assets and the related accumulated depreciation are eliminated from the balance sheet, and related gains or losses are reflected in the statements of operations and comprehensive loss. There were no material sales of assets during the years ended December 31, 2024, 2023 and 2022.
The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the Company performs an impairment review to evaluate an asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, the Company recognizes an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not recognize impairment charges during the years ended December 31, 2024, 2023 and 2022.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Leases
Consistent with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (“ROU assets”), operating lease liabilities and operating lease liabilities, noncurrent on the Company’s consolidated balance sheets. Assets subject to finance leases are included in property and equipment, and the related lease obligation is included in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while expense for financing leases is recognized as depreciation expense and interest expense using the effective interest method. The Company has elected the short-term lease recognition exemption for short-term leases, which allows the Company not to recognize lease liabilities and ROU assets on the consolidated balance sheets for leases with an original term of twelve months or less.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Comprehensive Income (Loss)
Comprehensive income (loss) comprises net loss and other comprehensive loss. For the years ended December 31, 2024, 2023 and 2022, other comprehensive income (loss) consisted of changes in unrealized gain and loss on marketable securities.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the new standard effective December 31, 2024 using the retrospective method. Refer to Note 16, Segment reporting, for more information. The adoption did not have a material impact on our consolidated financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to the new standard.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disclose in the notes to the financial statements specified information about certain costs and expense including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This standard also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated, as well as disclosure of the total amount of selling expenses, and, in annual reporting periods, an entity’s definition of selling expenses. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to the new standard.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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

During the years ended December 31, 2024, 2023, and 2022, the Company recorded collaboration revenue of $3.2 million, $3.4 million, and $2.0 million, respectively, related to its efforts under the GSK Agreement. As of December 31, 2024 and 2023, the Company had recorded $91.5 million and $94.6 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the performance obligations.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)

Johnson & Johnson

In February 2022, the Company entered into a research collaboration and license agreement with Janssen Biotech Inc. (“Johnson & Johnson” and such agreement, as amended on July 14, 2023 and September 25, 2023, the “Johnson & Johnson Agreement”) focused on the research, development and commercialization of novel ADCs for three oncology targets by leveraging the Company’s ADC expertise and Dolasynthen platform with Johnson & Johnson’s proprietary antibodies. Upon execution of the Johnson & Johnson Agreement, the Company received a non-refundable upfront payment of $40.0 million. Pursuant to the Johnson & Johnson Agreement, the Company granted Johnson & Johnson two exclusive, nontransferable, worldwide licenses - a research license and a commercialization license (together, the “Johnson & Johnson Licenses”). The research license that forms a part of the Johnson & Johnson Licenses provides Johnson & Johnson, on a target-by-target basis, rights under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration solely to conduct Johnson & Johnson’s activities under the research and Chemistry, Manufacturing and Controls (“CMC”) plans with respect to each target. The commercialization license that forms a part of the Johnson & Johnson Licenses is a royalty-bearing license granted on a target-by-target basis under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration to develop, manufacture, commercialize and otherwise exploit licensed ADCs and any licensed products containing licensed ADCs directed toward a target. The Johnson & Johnson Agreement permits Johnson & Johnson to select up to three targets and to substitute each target once prior to a substitution deadline. Between the execution of the Johnson & Johnson Agreement in 2022 and December 31, 2023, Johnson & Johnson selected three targets under the Johnson & Johnson Agreement. During the year ended December 31, 2023, Johnson & Johnson exercised its first substitution right for a certain target. Johnson & Johnson was not required to pay a fee for its first substitution right but must pay a one-time fee for access to the subsequent substitution rights following its exercise of its second substitution right.

In August 2024, the Company entered into a clinical supply agreement with Johnson and Johnson (the “2024 Johnson & Johnson CSA” and, together with the Johnson & Johnson Agreement, the “Johnson & Johnson Agreements”). Under the terms of the 2024 Johnson & Johnson CSA, the Company performs clinical manufacturing services for Johnson & Johnson related to a licensed ADC for a selected target. Johnson & Johnson is required to pre-pay for such services at agreed-upon rates. The Company may enter into future clinical supply agreements should Johnson & Johnson request clinical supply services either beyond the scope of the 2024 Johnson & Johnson CSA or with respect to any other licensed ADC. Johnson & Johnson may also request that the Company perform a technology transfer of bioconjugation and manufacturing process technology, at Johnson & Johnson's cost, at an agreed upon rate. During the year ended December 31, 2024, Johnson & Johnson terminated without cause its development of ADCs directed to the other two targets it had selected under the Johnson & Johnson Agreement; as of December 31, 2024, the Johnson & Johnson Agreement remained in effect with respect to the one remaining target.

Pursuant to mutually agreed research and CMC plans, the Company agreed to perform bioconjugation, production development, preclinical manufacturing, and certain related research and preclinical development activities, in order to progress the targets through investigational new drug application (“IND”) submission for further development, manufacture and commercialization by Johnson & Johnson. Johnson & Johnson has sole responsibility for IND-enabling studies, IND submission, clinical development, regulatory activities and commercialization of the licensed ADCs. Both the Company and Johnson & Johnson have equal representation on a Joint Research Committee and Joint Manufacturing Committee to oversee the research and CMC activities. The Company does not have any remaining obligations under the research plans for the targets.

Johnson & Johnson is required to pre-pay for the Company's preclinical CMC activities at agreed-upon rates, and the parties may enter into one or more clinical supply agreements related to clinical manufacturing services for each licensed ADC for a selected target, pursuant to which Johnson & Johnson would pre-pay for such services at agreed-upon rates. Assuming successful development and commercialization of the remaining active target by Johnson & Johnson, the Company is eligible to receive up to $169 million in development and regulatory milestones and $175 million in sales milestones, as well as tiered mid single-digit to low double-digit royalties on aggregate net sales of the ADC products.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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

Accounting Analysis

The Company assessed the Johnson & Johnson Agreements in accordance with ASC 606 and concluded that the contract counter party, Johnson & Johnson, is a customer. The Company identified the following seven material performance obligations under the Johnson & Johnson Agreement: (i) exclusive Johnson & Johnson licenses and research activities for each of the three designated targets, (ii) preclinical CMC activities for each of the three designated targets and (iii) the first target substitution right.

The Company concluded that the Johnson & Johnson licenses and research activities are one combined performance obligation for each target as the Johnson & Johnson Licenses are not capable of being distinct from the research activities given their proprietary nature. The preclinical CMC activities are considered a distinct performance obligation for each target as the activities could be performed by a third-party provider. The first target substitution right is considered a material right as there is no option exercise fee and, as such, is a distinct performance obligation.

In accordance with ASC 606, the Company determined that the initial transaction price under the Johnson & Johnson Agreement equals $40.0 million, consisting of the upfront, non-refundable and non-creditable payment. None of the development and the regulatory milestones were included in the initial transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including stage of development and the remaining risks associated with the development required to achieve the milestones, as well as whether the achievement of the milestones was outside the control of the Company. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as such milestones were determined to relate predominantly to the license granted to Johnson & Johnson and therefore have also been excluded from the transaction price. As of December 31, 2024, the revised total transaction price for the Johnson & Johnson Agreement was $56.0 million based on the reassessment of the constraint of certain development milestones and the remaining risks associated with the development required to achieve the milestones. As of December 31, 2024, the Company considered the remaining milestones to be fully constrained as achievement was outside the control of the Company.

The Company determined that the consideration for preclinical CMC activities represents variable consideration. Preclinical CMC activities for one of the three designated targets were initiated. The Company has elected to apply the right to invoice practical expedient under ASC 606 related to the preclinical CMC activities under the Johnson & Johnson Agreement. As such, the Company recognizes revenue related to the preclinical CMC activities as the services are performed over the corresponding CMC plan for the target.

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

The Company is recognizing revenue related to the Johnson & Johnson licenses and research services performance obligation over the estimated period of the research services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred. As there are no further performance obligations to be completed related to two previously selected targets following Johnson & Johnson’s termination of these targets, the Company recognized the remaining allocated deferred revenue of $2.6 million as collaboration revenue during the year ended December 31, 2024.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
During the years ended December 31, 2024, 2023, and 2022, the Company recorded collaboration revenue of $19.1 million, $16.6 million and $24.2 million, respectively, related to its performance obligations under the Johnson & Johnson Agreement, including the achievement of development milestones. During the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $8.0 million, $2.0 million and $2.0 million, respectively, related to achievement of development milestones under the Johnson & Johnson Agreement for which performance obligations were previously completed.

With respect to the 2024 Johnson & Johnson CSA, the Company concluded that each manufacturing batch of the licensed ADC that the Company committed to deliver in the next twelve months represents a material performance obligation. As of December 31, 2024, the transaction price was $8.5 million based on the total costs expected to be incurred to develop and manufacture the licensed ADC. The Company is recognizing revenue related to the performance obligations over the estimated period of the clinical manufacturing services using a proportional performance model. During the year ended December 31, 2024, the Company recorded clinical supply revenue of $3.8 million related to its performance obligations under the 2024 Johnson & Johnson CSA.

As of December 31, 2024 and 2023, the Company had recorded $3.2 million and $10.4 million, respectively, in deferred revenue related to the Johnson & Johnson Agreements that will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.
Merck KGaA
Immunosynthen Platform Agreement

In December 2022, the Company entered into a research collaboration and license agreement with Ares Trading S.A., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany (Merck KGaA and/or its affiliate, as applicable, “Merck KGaA” and such agreement, the “2022 Merck KGaA Agreement”), focused on the research, development and commercialization of novel ADCs for up to two specific target antigens by leveraging the Company’s ADC expertise and Immunosynthen platform with Merck KGaA’s proprietary antibodies. In connection with the 2022 Merck KGaA Agreement, the Company received a non-refundable upfront payment of $30.0 million. Pursuant to the 2022 Merck KGaA Agreement, the Company granted Merck KGaA two exclusive, non-transferable, worldwide licenses - a research license and a commercialization license (together, the “Merck KGaA Licenses”). The research license that forms a part of the Merck KGaA Licenses provides Merck KGaA, on a target-by-target basis, rights under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration solely to conduct Merck KGaA’s activities under the research and CMC plans with respect to each target. The commercialization license that forms a part of the Merck KGaA Licenses is a royalty-bearing license granted on a target-by-target basis under the Company’s technology and the Company’s interest in the technology developed jointly through the collaboration to develop, manufacture, commercialize and otherwise exploit licensed ADCs and any licensed products containing licensed ADCs directed toward a target.

Pursuant to mutually agreed research and CMC plans, the Company agreed to perform bioconjugation, production development, preclinical manufacturing, and certain related research and preclinical development activities, in order to progress the targets through IND (or foreign equivalent) submission for further development, manufacture and commercialization by Merck KGaA. Merck KGaA will have sole responsibility for IND-enabling studies, IND submission, clinical development, regulatory activities and commercialization of the licensed ADCs. Both the Company and Merck KGaA have equal representation on a Joint Research Committee and Joint Manufacturing Committee to oversee the research and CMC activities. The Company estimates that its activities under the research plans for the targets will be performed into 2025.

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

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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

In accordance with ASC 606, the Company determined that the initial transaction price under the 2022 Merck KGaA Agreement equals $32.0 million, consisting of the $30.0 million upfront, non-refundable and non-creditable fee and certain near-term discovery milestones. The development and the regulatory milestones not included in the transaction price were constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including stage of development and the remaining risks associated with the development required to achieve the milestones, as well as whether the achievement of the milestones was outside the control of the Company. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as such milestones were determined to relate predominantly to the license granted to Merck KGaA and therefore have also been excluded from the transaction price.

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

During the years ended December 31, 2024 and 2023, the Company recorded collaboration revenue of $14.3 million and $10.7 million, respectively, related to its efforts under the 2022 Merck KGaA Agreement. The Company did not record collaboration revenue related to the 2022 Merck KGaA Agreement during the year ended December 31, 2022. As of December 31, 2024 and 2023, the Company had recorded $7.0 million and $20.2 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of respective performance obligations.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Dolaflexin Platform Agreement
In June 2014, the Company entered into a collaboration and commercial license agreement with Merck KGaA, Darmstadt Germany (as amended from time to time, the “2014 Merck KGaA Agreement”). The 2014 Merck KGaA Agreement provided Merck KGaA with the right to develop ADCs directed to six exclusive targets. In May 2018, the Company entered into a Supply Agreement with Merck KGaA, Darmstadt, Germany (as amended from time to time, the “2018 Merck KGaA Supply Agreement”). Under the terms of the 2018 Merck KGaA Supply Agreement, the Company could provide Merck KGaA preclinical non-good manufacturing practice ADC drug substance and clinical good manufacturing practice drug substance for use in clinical trials associated with one of the antibodies designated under the 2014 Merck KGaA Agreement. In the fourth quarter of 2023, the Company and Merck KGaA mutually agreed to terminate the 2014 Merck KGaA Agreement and the 2018 Merck KGaA Supply Agreement.
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
Collaboration revenue recognized related to the 2014 Merck KGaA Agreement and the 2018 Merck KGaA Supply Agreement during the year ended December 31, 2022 was de minimis.
As of December 31, 2023, the Company did not have deferred revenue related to the 2014 Merck KGaA Agreement and 2018 Merck KGaA Supply Agreement, in the aggregate.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2024
Contract liabilities:
Total deferred revenue	$125,314	$8,616	$(32,298)	$101,632

Year ended December 31, 2023
Contract liabilities:
Total deferred revenue	$147,653	$5,517	$(27,856)	$125,314

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The Company did not record any contract assets associated with its collaboration agreements as of December 31, 2024 and December 31, 2023.
During the years ended December 31, 2024 and 2023 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Year ended December 31,
	2024	2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$27,312	$27,870
Other Revenue
The Company has provided limited services for a collaborator, Asana Biosciences, LLC (“Asana Biosciences”), pursuant to a 2012 research, development and license agreement (the “Asana Biosciences Agreement”). During the year ended December 31, 2022, the Company recognized revenue of $0.3 million related to these services and did not recognize revenue related to these services during the years ended December 31, 2024 and 2023. During the year ended December 31, 2023, the Company recognized revenue of $2.5 million related to achievement of a development milestone under the Asana Biosciences Agreement for which performance obligations were previously completed.
4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value.

	December 31, 2024
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$79,344	$79,344	$—	$—
Marketable securities
U.S. treasury securities	$26,870	$26,870	$—	$—

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)

	December 31, 2023
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$90,649	$90,649	$—	$—
U.S. government agency securities	24,889	24,889	—	—
	$115,538	$115,538	$—	$—
Marketable securities
U.S. treasury securities	$29,548	$29,548	$—	$—
U.S. government agency securities	4,975	—	4,975	—
	$34,523	$29,548	$4,975	$—
There were no changes in valuation techniques or transfers between fair value measurement levels during the years ended December 31, 2024 and 2023.
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
As of December 31, 2024 and 2023, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 8, Debt) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 8, Debt.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)

5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of December 31, 2024 and 2023.

(in thousands)	Year Ended December 31, 2024		Year Ended December 31, 2023
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$174,561	$107,750	$128,885	$174,561
Restricted cash included in other assets, noncurrent	478	478	478	478
Total cash, cash equivalents and restricted cash per statement of cash flows	$175,039	$108,228	$129,363	$175,039
The restricted cash is held as a security deposit for a standby letter of credit related to the Company’s facility lease. Refer to Note 12, Leases, for more information.
Marketable securities
The following table summarizes the Company's marketable securities held at December 31, 2024 and 2023.

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$26,860	$10	$—	$26,870

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$29,535	$13	$—	$29,548
U.S. government agency securities	4,977	—	(2)	4,975
Total	$34,512	$13	$(2)	$34,523

All of the Company's marketable securities are due within one year or less. The Company did not realize any gains or losses recognized on the sale of marketable securities during the years ended December 31, 2024 and 2023, and, as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.

As of December 31, 2024, the Company's debt security portfolio did not have any securities that were in an unrealized loss position. As of December 31, 2023, the Company's debt security portfolio consisted of one security that was in an unrealized loss position and had an aggregate fair value of $5.0 million. There were no securities in an unrealized loss position for greater than 12 months as of December 31, 2024 and 2023. The unrealized losses on the Company's marketable securities as of December 31, 2023 were caused by market interest rate increases.

The Company has the intent and ability to hold securities with unrealized losses until recovery. As a result, the Company did not record any charges for credit-related impairments for any debt securities in its portfolio during the years ended December 31, 2024, 2023 and 2022.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
6. Property and equipment
Property and equipment consists of the following as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Laboratory equipment	$7,836	$8,246
Computers, software, and office equipment	2,449	2,449
Leasehold improvements	2,206	2,206
Total property and equipment at cost	12,491	12,901
Less: Accumulated depreciation	(10,288)	(9,070)
	$2,203	$3,831
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $1.6 million, $1.5 million and $0.9 million, respectively.
7. Accrued expenses
Accrued expenses consist of the following as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Accrued payroll and related expenses	$7,341	$8,807
Accrued manufacturing expenses	5,862	2,566
Accrued clinical expenses	3,883	5,063
Accrued professional fees	800	936
Accrued research and non-clinical expenses	782	3,090
Accrued other	296	389
Accrued restructuring expenses	—	1,047
	$18,964	$21,898

8. Debt
On October 29, 2021, the Company entered into a loan and security agreement (as amended on February 17, 2022, October 17, 2022, December 27, 2022, and March 23, 2023, the “New Credit Facility”) with Silicon Valley Bank (“former SVB”) and Oxford Finance LLC (“Oxford” and, together with former SVB and the other lenders from time to time a party thereto, the “Lenders”). In March 2023, Silicon Valley Bridge Bank, N.A (“SVBB”), as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a Lender. The New Credit Facility is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company has drawn $25.0 million under the New Credit Facility as of December 31, 2024. As of December 31, 2024, no additional borrowing amounts were available to the Company under the New Credit Facility.
The New Credit Facility bears interest at a floating per annum rate equal to the greater of (i) 8.50% and (ii) 5.25% above the Prime Rate. Interest is payable monthly in arrears on the first day of each month. The Company was obligated to make interest-only payments through November 1, 2024. The Company is currently obligated to make equal monthly principal payments and applicable interest payments through the maturity date of October 1, 2026 (the “Maturity Date”). The Company repaid $2.1 million of principal payments during the year ended December 31, 2024.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
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
At the Company’s option, it may prepay the outstanding principal balance of any term loans in whole but not in part, subject to a prepayment fee of 1.0% of the principal amount of the term loans being prepaid. The New Credit Facility includes customary affirmative and restrictive covenants applicable to the Company. Affirmative covenants include, among others, covenants requiring the Company to maintain its corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. The restrictive covenants include, among others, requirements relating to the Company’s ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets and agree to a change in control, in each case subject to certain customary exceptions.
The Company’s payment obligations under the New Credit Facility are subject to acceleration upon the occurrence of specified events of default, which include, but are not limited to, the occurrence of a material adverse change in the Company’s business, operations, or financial or other condition. Amounts outstanding upon the occurrence of an event of default are payable upon the Lenders' demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. As of December 31, 2024, the Company was in compliance with all covenants under the New Credit Facility. There were no events of default under the New Credit Facility as of December 31, 2024.
The following is a summary of obligations under the New Credit Facility as of December 31, 2024:

(in thousands)	December 31, 2024
Total debt	$22,917
Less: Current portion of long-term-debt	(12,500)
Total debt, net of current portion	10,417
Debt financing costs, net of accretion	(151)
Accretion related to final payment	684
Long-term debt, net	$10,950
As of December 31, 2024, the estimated future principal payments due are as follows:

(in thousands)
2025	$12,500
2026	10,417
Total debt	$22,917
Interest expense related to the New Credit Facility for the years ended December 31, 2024, 2023 and 2022 was $3.7 million, $3.9 million and $3.2 million, respectively.
9. Stockholders’ equity
Preferred stock
As of December 31, 2024, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
At-the-market (“ATM”) equity offering program
In May 2020, the Company established an ATM equity offering program (the “2020 ATM”), pursuant to which it was able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. During the year ended December 31, 2022, the Company sold 11,740,210 shares of common stock under the 2020 ATM, resulting in net proceeds of $54.8 million. As of December 31, 2022, the 2020 ATM had been fully utilized.
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
In November 2022, the Company established an ATM equity offering program (the “November 2022 ATM”), pursuant to which it is able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. During the years ended December 31, 2024 and 2023, the Company sold 1,041,201 and 14,208,145 shares of common stock under the November 2022 ATM, respectively, resulting in net proceeds of $5.8 million and $92.2 million. As of December 31, 2024, the November 2022 ATM was no longer available for the offer and sale of additional shares of common stock due to the expiration of the applicable registration statement.
In February 2024, the Company established an ATM equity offering program (the “February 2024 ATM”), pursuant to which it is able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. As of December 31, 2024, $100.0 million remained unsold and available for sale under the February 2024 ATM.
Pre-Funded warrants
On December 19, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with EcoR1 Capital, LLC (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders agreed to exchange an aggregate of 8,036,688 shares of common stock of the Company beneficially owned by the Exchanging Stockholders in consideration for pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 8,036,688 shares of Common Stock (the “Pre-Funded Warrant Shares”) (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable at any time after the date of issuance, except that the Pre-Funded Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions.
In accordance with ASC 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding reduction to additional paid-in-capital at the fair value of the Company’s common stock on the issuance date. The Pre-Funded Warrants are classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity, and fair value of the Pre-Funded Warrants was recorded as an increase to additional paid-in capital and is not subject to remeasurement. The Company determined that the fair value of the Pre-Funded Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Pre-Funded Warrants. As of December 31, 2024, none of the Pre-Funded Warrants had been exercised. In January 2025, the Exchanging Shareholders issued an exercise notice and a cashless exercise of all the Pre-Funded Warrants occurred, resulting in the issuance of 8,035,395 shares of common stock.
Common stock
The holders of the common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors of the Company (the “Board”).
As of December 31, 2024 and 2023 there were 24,188,968 and 14,736,953, respectively, shares of common stock reserved for the exercise of outstanding stock options, RSUs and Pre-Funded Warrants.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)

	December 31, 2024	December 31, 2023
Stock options	12,219,248	10,902,845
Restricted stock units	3,933,032	3,834,108
Pre-Funded Warrants	8,036,688	—
	24,188,968	14,736,953
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
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan, shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2024, the number of shares of common stock issuable under the 2017 Plan was increased by 4,828,469 shares. During the year ended December 31, 2024, the Company granted an aggregate of 5,084,401 RSUs, options to purchase shares of common stock, and shares of common stock to employees and non-employee directors under the 2017 Plan. As of December 31, 2024 there were 3,581,400 shares available for future issuance under the 2017 Plan.
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
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the year ended December 31, 2024, the Company granted an aggregate of 70,200 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of December 31, 2024, there were 1,284,288 shares available for future issuance under the Inducement Plan.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
As of December 31, 2024, there were options to purchase 345,000 shares of common stock outstanding which were granted as inducement awards prior to establishment of the Inducement Plan.
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	10,902,845	$7.42	6.8	$1,786
Granted	2,697,112	$2.90
Exercised	(14,223)	$3.25
Cancelled/forfeited	(1,366,486)	$8.06
Outstanding at December 31, 2024	12,219,248	$6.35	6.5	$130
Exercisable at December 31, 2024	7,919,813	$7.67	5.4	$45
The weighted-average grant date fair value of options granted during the years ended December 31, 2024, 2023 and 2022, was $2.50, $3.82 and $3.97 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022, was de minimis, $0.3 million, and $1.5 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.
Cash received from the exercise of stock options was de minimis, $0.4 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

A summary of the RSU activity is as follows:

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	3,834,108	1.4	$8,895	$5.01
Granted	2,457,489	—		$2.99
Vested	(1,634,811)	—		$4.88
Forfeited (a)	(723,754)	—		$4.37
Unvested at December 31, 2024	3,933,032	1.4	$5,624	$3.91
(a) Includes 14,467 rescinded RSUs.
The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $3.7 million, $3.1 million and $1.5 million respectively.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company's stockholders approved the 2017 employee stock purchase plan (the “2017 ESPP”). The number of shares of common stock issuable under the 2017 ESPP will be cumulatively increased annually on January 1 by the lesser of (a) 450,000 shares of common stock; (b) one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31st; and (c) the number of shares of common stock determined by the Board on or prior to such date for such year, up to maximum of 4,725,000 shares of common stock in the aggregate. The number of shares of common stock issuable under the 2017 ESPP was increased by 450,000 on January 1, 2024. During the years ended December 31, 2024 and 2023 the Company issued 284,636 and 381,508 shares, respectively, under the 2017 ESPP. As of December 31, 2024, there were 529,647 shares available for issuance under the 2017 ESPP.
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
The following table presents stock-based compensation expense by award type included within the Company’s consolidated statements of operations and comprehensive loss:

	Year ended December 31,
(in thousands)	2024	2023	2022
Stock options	$9,428	$14,171	$15,814
Restricted stock units and other stock awards	6,656	6,184	5,175
Employee stock purchase plan	374	781	533
Stock-based compensation expense included in total operating expenses	$16,458	$21,136	$21,522
The following table presents stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss:

	Year ended December 31,
(in thousands)	2024	2023	2022
Research and development	$8,889	$11,043	$11,386
General and administrative	7,569	10,093	10,136
Stock-based compensation expense included in total operating expenses	$16,458	$21,136	$21,522
As of December 31, 2024, there was $9.9 million and $9.6 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted average period of 1.7 years and 2.5 years, respectively.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The fair value of each option award is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2024	2023	2022
Risk-free interest rate	4.0%	3.8%	2.1%
Expected dividend yield	—%	—%	—%
Expected term (years)	5.97	6.05	5.99
Expected stock price volatility	116%	103%	88%
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
11. Net loss per share
Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without further consideration for potentially dilutive securities. In accordance with ASC 260, Earnings Per Share, the Pre-Funded Warrants are included in the computation of basic net loss per share because the exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date, subject to certain limitations. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury stock method.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2024	2023	2022
Stock options	12,219,248	10,902,845	10,051,283
Unvested restricted stock units	3,933,032	3,834,108	1,870,791
Warrants	—	—	22,590
	16,152,280	14,736,953	11,944,664
12. Leases
The Company has an operating lease for its office and lab space in Cambridge, Massachusetts and operating and finance leases for certain equipment. In March 2020, the Company entered into the Seventh Amendment to the office and lab space lease (“the Office Lease”) to extend the term of the lease through March 2026. The Company has an option to extend the lease term of the Office Lease for an additional five years.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
On April 5, 2021, the Company entered into an Eighth Amendment to the Office Lease, which granted the Company additional office space in its existing building for five years, beginning July 1, 2021 (the “Expansion Lease”). Independent from the option under the Office Lease, the Company has an option to extend the lease term of the Expansion Lease for an additional five years. The Company’s exercise of the options to extend the lease terms of both the Office Lease and Expansion Lease were not considered reasonably certain as of December 31, 2024.
The Company had a standby letter of credit agreement for the benefit of its landlord in the amount of $0.5 million in connection with the Office Lease and Expansion Lease as of December 31, 2024 and 2023.
The components of lease expense included in research and development and general and administrative expenses in the statement of operations and comprehensive loss were as follows:

	Years ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$3,838	$3,838	$3,793

Finance lease cost:
Amortization of right-of-use assets	$138	$185	$194
Interest on lease liabilities	5	16	28
	$143	$201	$222
Supplemental balance sheet information related to leases was as follows:

	Year ended December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets	$4,578	$7,694
Operating lease liabilities, current	$3,856	$3,252
Operating lease liabilities	$1,292	$5,149

Finance leases:
Property and equipment, gross	$1,038	$1,038
Property and equipment, accumulated depreciation	$(862)	$(723)
Other liabilities, current	$46	$144
Other liabilities	$8	$54

Weighted-average remaining lease term:
Operating leases	1.3 years	2.3 years
Finance leases	1.3 years	1.1 years

Weighted-average discount rate:
Operating leases	10.8%	10.8%
Finance leases	4.4%	4.4%
Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,975	$4,029

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Future lease payments under non-cancellable operating leases as of December 31, 2024 were as follows:

(in thousands)	Operating leases
2025	$4,187
2026	1,310
Total lease payments	5,497
Present value adjustment	(349)
Present value of lease liabilities	$5,148
Future lease payments under non-cancellable finance leases as of December 31, 2024 were immaterial.
13. Income taxes
For the year ended December 31, 2024, the Company incurred current income tax expense of $0.4 million primarily due to the timing of revenue recognition for tax purposes related to consideration received under its collaboration agreements. For the years ended December 31, 2023 and 2022, the Company recorded no income tax benefit for the net operating losses (“NOLs”) incurred in each year, due to the Company’s operating losses and a full valuation allowance on deferred tax assets.
A reconciliation of the effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Statutory US Federal Rate	21.0%	21.0%
State taxes, net of federal benefit	5.2%	5.5%
Permanent differences	(0.2)%	(0.1)%
General business credits	9.6%	4.0%
Stock compensation	(3.9)%	(1.9)%
Change in valuation allowance	(33.9)%	(28.5)%
Change in tax rates	1.6%	—%
	(0.6)%	—%

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of December 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Deferred tax assets:
Net operating losses	$122,010	$126,798
R&D capitalization	67,837	67,107
Tax credit carryforwards	33,823	28,409
Deferred revenue	26,779	3,688
Stock-based compensation	7,156	6,899
Capitalized licenses	2,412	2,725
Accrued expenses	2,191	3,142
Lease liabilities	1,407	2,274
Depreciation	353	353
Other	130	156
Total gross deferred tax assets	264,098	241,551
Valuation allowance	(262,845)	(239,468)
Net deferred tax assets less valuation allowance	1,253	2,083
Deferred tax liabilities
Right-of-use assets	(1,253)	(2,083)
Total gross deferred tax liabilities	(1,253)	(2,083)
Net deferred taxes	$—	$—
The Company has incurred NOLs since inception. At December 31, 2024, the Company had federal and state NOL carryforwards of approximately $462.2 million and $394.9 million, respectively. Of the $462.2 million of federal NOL carryforwards, $10.6 million expire at various dates through 2037. The remaining $451.6 million of federal NOL carryforwards do not expire. The state NOL carryforwards expire at various dates through 2044. At December 31, 2024, the Company had federal and state research and development tax credit carryforwards of approximately $28.2 million and $7.2 million, respectively, which expire at various dates through 2044.
As required by ASC 740, management of the Company has evaluated the evidence bearing upon the reliability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of all of these assets. Accordingly, the Company recorded a valuation allowance of $262.8 million and $239.5 million at December 31, 2024 and December 31, 2023, respectively. The valuation allowance increased by $23.4 million during the year ended December 31, 2024, primarily a result of the Company's recognition of revenue previously deferred as well as the current year net loss and credit generation.
Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development tax credit carryforwards that can be utilized annually to offset future taxable income and tax liability, respectively. If a change in control as defined by Section 382 has occurred at any time since the Company’s formation, utilization of its NOLs or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or research and development tax carryforwards before their utilization. The Company has determined that ownership changes have occurred in the past and that certain NOLs and research and development tax credit carryforwards will be subject to limitation.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits.
During 2023, the Company commissioned a multi-year research and development credit study, which resulted in an adjustment to the Company's cumulative deferred tax asset balance as of December 31, 2023. The net changes in the deferred tax asset are offset by a full valuation allowance.
Interest and penalties related to uncertain tax positions would be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files income tax returns in the United States federal tax jurisdiction and ten state jurisdictions. The Company did not have any foreign operations during the years ended December 31, 2024, 2023 and 2022. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is closed for tax years prior to 2020, although carryforward attributes that were generated prior to tax year 2020 may still be adjusted upon examination to the extent utilized in a future period.
14. Employee benefit plan
The Company has a defined contribution plan established under Section 401(k) of the Code (“401(k) Plan”), which covers substantially all employees. Employees who have attained the age of 21 and have worked more than 1,000 hours are eligible to participate in the 401(k) Plan. Employees may contribute up to 95% of eligible pay on a pre–tax basis up to the federal annual limits. For the years ended December 2024, 2023, and 2022, the Company made matching contributions equal to 100% of the first 4% of eligible compensation contributed by participating employees, up to $7 thousand. For the years ended December 31, 2024, 2023 and 2022, the Company recorded expense of $0.8 million, $1.3 million and $1.1 million, respectively, related to its contribution to its 401(k) Plan.
15. Commitments
License agreements
During the years ended December 31, 2024 and 2023, the Company did not record research and development expense related to non-refundable license payments. During the year ended December 31, 2022, the Company recorded research and development expense related to non-refundable license payments of $1.5 million.
During the years ended December 31, 2024 and 2023, the Company did not record research and development expense related to development milestones. During the year ended December 31, 2022, the Company recorded research and development expense related to development milestones associated with Emi-Le of $0.7 million.
See Note 12, Leases, for the Company’s future obligations related to leases as of December 31, 2024.
16. Segment reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (“CODM”), or decision making group, in deciding how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating and reporting segment, which is the business of developing novel cancer therapeutics. The Company derives revenue from the segment primarily in the United States. See Note 3, Collaboration agreements, for more information related to the Company’s revenue. The Company manages its business activities on a consolidated basis.

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)
The Company’s CODM is the President and Chief Executive Officer who manages and allocates resources for the operations of the Company across the research and development and general and administrative functions in line with our strategic goals. In making these decisions, our CODM utilizes consolidated financial information including forecasts and monitors budget versus actual results for evaluating performance based on net loss as reported on our consolidated statement of operations. The measures of segment assets used in determining how to manage and allocate resources is reported within our consolidated balance sheets as cash and cash equivalents and short-term marketable securities.

The following table presents the significant revenue and expense categories in the Company’s single operating and reporting segment:

	Year ended December 31,
(in thousands)	2024	2023	2022
Collaboration revenue	$40,497	$36,855	$26,581
Research and development expense:
Emi-Le external costs	17,642	14,098	15,032
XMT-2056 external costs	6,396	5,812	4,981
UpRi external costs	379	48,902	66,119
XMT-1592 external costs	—	434	3,802
Preclinical and discovery external costs (a)	(625)	4,441	14,991
Internal research and development expense (b)	40,339	63,539	57,074
General and administrative expense	33,244	49,450	46,827
Stock-based compensation expense	16,458	21,136	21,522
Restructuring expense	—	8,713	—
Other:
Interest income	8,436	12,073	2,883
Interest expense	(3,874)	(4,073)	(3,328)
Income tax expense	(418)	0	0
Segment and consolidated net loss	$(69,192)	$(171,670)	$(204,212)

(a) The amount for the year ended December 31, 2024 primarily reflect the favorable resolution of an accrual balance.
(b) Internal research and development expenses primarily consist of research and development employee compensation, allocated facility-based expenses and other indirect costs.

The Company’s long-lived assets are located in the United States. The accounting policies of the single operating segment are the same as those described in the summary of significant accounting policies. The Company does not have intra-entity sales or transfers.
17. Restructuring
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
As of December 31, 2023, the Restructuring was substantially completed. Restructuring costs incurred are included within restructuring expenses on the consolidated statements of operations and comprehensive loss. The Company did not recognize any costs related to the Restructuring during the year ended December 31, 2024.

The following table summarizes the charges incurred in connection with the Restructuring:

Mersana Therapeutics, Inc.
Notes to consolidated financial statements
(continued)

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Director and Officer Trading Arrangements

A significant portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons. Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

During the fourth quarter of 2024, on November 14, 2024, Anna Protopapas, a member of our board of directors and our former President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This plan provides for the potential exercise of vested stock options expiring in May 2025 and the associated sale of up to 748,366 shares of our common stock. The terms of Ms. Protopapas’ plan provide that it shall expire on November 14, 2025, or upon the earlier completion of all authorized transactions under the plan.

Other than the above, no other director or officer has adopted or terminated a Rule 10b5–1 trading arrangement or a non-10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than as noted below, the information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal No. 1 – Election of Directors,” “Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance,” “Delinquent Section 16(a) Reports” and “Insider Trading Policies and Procedures” in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024, or the 2025 Proxy Statement.

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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item (other than the information required by Item 402(v) of Regulation S-K) is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our 2025 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2025 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance – Director Independence” in our 2025 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy and Procedures” in our 2025 Proxy Statement.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits

Exhibit Number	Description of Exhibit
3.1
Fifth Amended and Restated Certificate of Incorporation, as amended, as of June 8, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38129) filed with the SEC on June 9, 2023).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38129) filed with the SEC on March 31, 2023).

4.1	Description of Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2023).

4.2	Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-38129) filed with the SEC on December 19, 2024).

10.1†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

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

10.17
Sales Agreement, dated February 28, 2024, by and between Mersana Therapeutics, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-38129) filed with the SEC on February 28, 2024).

10.18
Exchange Agreement, dated as of December 19, 2024, by and among Mersana Therapeutics, Inc. and the holders of the common stock listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38129) filed with the SEC on December 19, 2024).

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

10.22†
Offer Letter, dated June 15, 2021, between Mersana Therapeutics, Inc. and Tushar Misra (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on May 9, 2022).

10.23†
Offer Letter, dated July 20, 2021, between Mersana Therapeutics, Inc. and Mohan Bala (incorporated by reference to Exhibit 10.24 the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2024).

10.24†
Retirement and Separation Agreement, dated September 5, 2023, by and between Mersana Therapeutics, Inc. and Anna Protopapas (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on November 7, 2023).

10.25†
Offer Letter, dated September 5, 2023, by and between Mersana Therapeutics, Inc. and Martin Huber (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-38129) filed with the SEC on November 7, 2023).

10.26†	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.27†
Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.28†
Form of Nonqualified Stock Option under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the the Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 1, 2017).

10.29†	2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.30†
Form of Incentive Stock Option Agreement under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.31†
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

10.33†
Form of Restricted Stock Unit Agreement for Employees under the Mersana Therapeutics, Inc. 2017 Stock Incentive Plan, for awards granted after April 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-23819) filed with the SEC on August 8, 2023).

10.34†
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Mersana Therapeutics, Inc. 2017 Stock Incentive Plan, for awards granted after April 2023 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-23819) filed with the SEC on August 8, 2023).

10.35†	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2022).

10.36†
Form of Non-statutory Stock Option Agreement under the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2022).

10.37†
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

10.39†	2017 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K (File No. 001-23819) filed with the SEC on February 28, 2023).

10.40†	2017 Cash Bonus Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-218412) filed with the SEC on June 16, 2017).

10.41*†	Non-Employee Director Compensation Policy, as amended through December 4, 2024.

19*†	Insider Trading Policy.

21.1	Subsidiaries of Mersana Therapeutics, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K (File No. 001-38129) filed with the SEC on February 28, 2023).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97†	Amended and Restated Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K (File 001-38219) filed with the SEC on February 28, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
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

Mersana Therapeutics, Inc.

Date: March 3, 2025	/s/ Martin Huber
Martin Huber, M.D. President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

Signature	Title	Date

/s/ Martin Huber	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Martin Huber, M.D.

/s/ Brian DeSchuytner	Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 3, 2025
Brian DeSchuytner

/s/ Ashish Mandelia	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 3, 2025
Ashish Mandelia

/s/ David Mott	Chairman of the Board	March 3, 2025
David Mott

/s/ Lawrence M. Alleva	Director	March 3, 2025
Lawrence M. Alleva

/s/ Willard H. Dere	Director	March 3, 2025
Willard H. Dere, M.D.

/s/ Allene M. Diaz	Director	March 3, 2025
Allene M. Diaz

/s/ Andrew A. F. Hack	Director	March 3, 2025
Andrew A. F. Hack, M.D., Ph.D.

/s/ Kristen Hege	Director	March 3, 2025
Kristen Hege, M.D.

/s/ Anna Protopapas	Director	March 3, 2025
Anna Protopapas