Form 10-Q
period 2025-03-31
Mersana Therapeutics, Inc.
filed 2025-05-15
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 124,631,339 shares of Common Stock ($0.0001 par value per share) outstanding as of May 9, 2025.

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
These forward-looking statements include, among other things, statements about:
•the cost, timing, progress and results of our current clinical trials, including our Phase 1 clinical trials of emiltatug ledadotin (XMT-1660), which we refer to as Emi-Le, and XMT-2056;
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
•our ability to successfully complete clinical trials;
•unmet needs of patients with cancer indications;
•our intellectual property position, including with respect to our trade secrets; and
•our strategic priorities and our restructuring and reprioritization plan announced on May 6, 2025.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
•We have a limited number of product candidates being evaluated in clinical trials. A failure of any of our current product candidates in clinical development could adversely affect our business.
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
•Drug development is a complex, time-consuming and expensive process that is fraught with risk and a high rate of failure. We can provide no assurance of the successful and timely development of our antibody-drug conjugate product candidates.
•We can provide no assurance that our product candidates will obtain regulatory approval or that the results of clinical trials will be favorable.
•If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.
•Our strategic restructuring and reprioritization plan and workforce reduction announced on May 6, 2025 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$102,287	$107,750
Short-term marketable securities	—	26,870
Prepaid expenses and other current assets	3,901	2,284
Total current assets	106,188	136,904
Property and equipment, net	1,887	2,203
Operating lease right-of-use assets	3,739	4,578
Other assets, noncurrent	657	978
Total assets	$112,471	$144,663
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,374	$4,330
Accrued expenses	12,974	18,964
Deferred revenue	23,715	22,168
Operating lease liabilities	3,961	3,856
Short-term debt	12,500	12,500
Other current liabilities	637	640
Total current liabilities	58,161	62,458
Operating lease liabilities, noncurrent	262	1,292
Long-term debt, net	7,901	10,950
Deferred revenue, noncurrent	77,015	79,464
Other liabilities, noncurrent	—	8
Total liabilities	143,339	154,172
Commitments (Note 11)
Stockholders' (deficit) equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 124,631,339 and 115,649,928 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	888,796	886,022
Accumulated other comprehensive income	—	10
Accumulated deficit	(919,676)	(895,553)
Total stockholders’ deficit	(30,868)	(9,509)
Total liabilities and stockholders’ deficit	$112,471	$144,663
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$2,754	$9,245
Operating expenses:
Research and development	18,341	18,686
General and administrative	8,925	11,560
Total operating expenses	27,266	30,246
Other income (expense):
Interest income	1,164	2,697
Interest expense	(775)	(1,002)
Total other income, net	389	1,695
Net loss	(24,123)	(19,306)
Other comprehensive loss
Unrealized loss on marketable securities, net of tax	(10)	(101)
Comprehensive loss	$(24,133)	$(19,407)
Net loss attributable to common stockholders — basic and diluted	$(24,123)	$(19,306)
Net loss per share attributable to common stockholders — basic and diluted	$(0.19)	$(0.16)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	124,466,113	121,424,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2023	120,711,745	$12	$863,242	$11	$(826,361)	$36,904
Issuance of common stock from at-the-market transactions, net of issuance costs of $185	1,041,201	—	5,780	—	—	5,780
Exercise of stock options	12,117	—	48	—	—	48
Vesting of restricted stock units	594,067	—	—	—	—	—
Stock-based compensation expense	—	—	4,660	—	—	4,660
Other comprehensive loss	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(19,306)	(19,306)
Balance at March 31, 2024	122,359,130	$12	$873,730	$(90)	$(845,667)	$27,985

Balance at December 31, 2024	115,649,928	$12	$886,022	$10	$(895,553)	$(9,509)
Vesting of restricted stock units and other stock awards	946,016	—	—	—	—	—
Exercise of pre-funded warrants in exchange for common stock	8,035,395	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	2,775	—	—	2,775
Other comprehensive loss	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(24,123)	(24,123)
Balance at March 31, 2025	124,631,339	$12	$888,796	$—	$(919,676)	$(30,868)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(24,123)	$(19,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	316	423
Net amortization of premiums and discounts on marketable securities	(140)	(1,117)
Stock-based compensation	2,775	4,660
Non-cash operating lease expense	838	745
Other non-cash items	77	70
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,296)	580
Accounts payable	44	(4,166)
Accrued expenses	(5,990)	(6,042)
Operating lease liabilities	(925)	(630)
Deferred revenue	(902)	(7,874)
Net cash used in operating activities	(29,326)	(32,657)

Cash flows from investing activities
Maturities of marketable securities	27,000	15,000
Purchase of marketable securities	—	(87,415)
Purchase of property and equipment	—	(132)
Net cash provided by (used in) investing activities	27,000	(72,547)

Cash flows from financing activities
Net proceeds from at-the-market facilities	—	5,846
Proceeds from exercise of stock options	—	48
Repayment of debt	(3,125)	—
Payments under finance lease obligations	(12)	(65)
Net cash (used in) provided by financing activities	(3,137)	5,829

Decrease in cash, cash equivalents and restricted cash	(5,463)	(99,375)
Cash, cash equivalents and restricted cash, beginning of period	108,228	175,039
Cash, cash equivalents and restricted cash, end of period	$102,765	$75,664

Supplemental cash flow information:
Common stock issuance costs in accounts payable and accrued expenses	$—	$65
Cash paid for interest	$704	$871
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
The Company is investigating emiltatug ledadotin (XMT-1660) (“Emi-Le”), a B7-H4-directed Dolasynthen ADC, in a Phase 1 clinical trial that has enrolled patients with solid tumors, including in breast, endometrial and ovarian cancers, as well as adenoid cystic carcinoma type 1. The Company initiated a Phase 1 clinical trial to investigate XMT-2056, an Immunosynthen STING-agonist ADC that is designed to target a novel epitope of human epidermal growth factor receptor 2 (“HER2”), in January 2023, enrolling previously treated patients with advanced/recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers. In March 2023, this clinical trial was placed on clinical hold by the U.S. Food and Drug Administration (“FDA”), and the FDA lifted this clinical hold in October 2023. The Company resumed patient enrollment in the first half of 2024.
In May 2025, the Company announced the implementation of a strategic restructuring and reprioritization plan that includes a commitment to reduce the Company’s then-current employee base by approximately 55% across all functions (the “2025 Restructuring”). As part of the strategic and reprioritization plan, the Company also announced that it will reduce its research activities, eliminate its internal pipeline development efforts and, in the near term, focus Emi-Le development efforts on breast cancer to enable the generation of additional safety, tolerability and clinical activity data.
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
As a clinical-stage biopharmaceutical company that has devoted substantially all its efforts towards research and development activities, the Company has incurred cumulative net losses and negative cash flows from its operations since its inception. The Company’s net loss was $24.1 million and $19.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an ending cash balance of $102.3 million and an accumulated deficit of $919.7 million. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ (deficit) equity and working capital. The Company expects to continue to incur operating losses for at least the next several years. The future success of the Company is dependent upon, among other factors, its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these consolidated financial statements.
In order to fund its operations beyond twelve months from the date of these financial statements, the Company will need to raise additional funds, which could be through a combination of equity offerings, debt financings or re-financings, other third-party funding, and strategic collaborations and licensing transactions. If the Company is unable to obtain future funding when needed, the Company may be forced to delay, reduce or eliminate some or all of its development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company’s estimates underlying its cash runway projections are based on assumptions that are subject to risks and uncertainties and may change or prove to be inaccurate as a result of multiple factors, many of which are outside of the Company’s control. There can be no assurance that the Company will be successful in obtaining sufficient funding to support continuing operations on terms acceptable to the Company or at all. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
Certain items in the prior period financial statements may be reclassified to conform to current period presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024, the statements of stockholders’ (deficit) equity for the three months ended March 31, 2025 and 2024 and statements of cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period.
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
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating segment, which is the business of discovering and developing ADCs. Refer to Note 12, Segment reporting, for more information.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2025 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
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
Accounting Analysis
The Company assessed the GSK Agreement in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), and concluded that the contract counterparty, GSK, is a customer. The Company identified the following two material performance obligations under the GSK Agreement: (i) development activities, including manufacturing, research and early clinical development activities, necessary to deliver the package of data, information and materials specified in the GSK Agreement (the “Development Activities”) and (ii) the Option to co-develop and to commercialize Licensed Products (the “License Option”).
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
During the three months ended March 31, 2025 and 2024, the Company recorded collaboration revenue of $1.8 million and a de minimis amount, respectively, related to its efforts under the GSK Agreement. As of March 31, 2025 and December 31, 2024, the Company had recorded $89.7 million and $91.5 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the respective performance obligations.
Johnson & Johnson
In February 2022, the Company entered into a research collaboration and license agreement with Janssen Biotech Inc. (“Johnson & Johnson” and such agreement, as amended on July 14, 2023 and September 25, 2023, the “Johnson & Johnson Agreement”) focused on the research, development and commercialization of novel ADCs for three oncology targets by leveraging the Company’s ADC expertise and Dolasynthen platform with Johnson & Johnson’s proprietary antibodies. Upon execution of the Johnson & Johnson Agreement, the Company received a non-refundable upfront payment of $40.0 million. The Johnson & Johnson Agreement permits Johnson & Johnson to select up to three targets and to substitute each target once prior to a substitution deadline. Between the execution of the Johnson & Johnson Agreement in 2022 and December 31, 2023, Johnson & Johnson selected three targets under the Johnson & Johnson Agreement. During the year ended December 31, 2023, Johnson & Johnson exercised its first substitution right for a certain target. Johnson & Johnson was not required to pay a fee for its first substitution right but would have been required to pay a one-time fee for access to the subsequent substitution rights following its exercise of its second substitution right.
In August 2024, the Company entered into a clinical supply agreement with Johnson and Johnson (the “2024 Johnson & Johnson CSA” and, together with the Johnson & Johnson Agreement, the “Johnson & Johnson Agreements”). Under the terms of the 2024 Johnson & Johnson CSA, the Company performs clinical manufacturing services for Johnson & Johnson related to a licensed ADC for a selected target. Johnson & Johnson is required to pre-pay for such services at agreed-upon rates. The Company may enter into future clinical supply agreements should Johnson & Johnson request clinical supply services either beyond the scope of the 2024 Johnson & Johnson CSA or with respect to any other licensed ADC. Johnson & Johnson may also request that the Company perform a technology transfer of bioconjugation and manufacturing process technology, at Johnson & Johnson's cost, at an agreed upon rate. During the year ended December 31, 2024, Johnson & Johnson terminated without cause its development of ADCs directed to the other two targets it had selected under the Johnson & Johnson Agreement. As a result, the Johnson & Johnson Agreement remains in effect with respect to the one remaining target.
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
Accounting Analysis
The Company assessed the Johnson & Johnson Agreements in accordance with ASC 606 and concluded that the counterparty, Johnson & Johnson, is a customer. The Company identified the following seven material performance obligations under the Johnson & Johnson Agreement: (i) exclusive Johnson & Johnson licenses and research activities for each of the three designated targets, (ii) preclinical CMC activities for each of the three designated targets and (iii) the first target substitution right.

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
As of March 31, 2025, the revised total transaction price for the Johnson & Johnson Agreement was $56.0 million based on the reassessment of the constraint of certain development milestones and the remaining risks associated with the development required to achieve the milestones. As of March 31, 2025, the Company considered the remaining milestones to be fully constrained as achievement was outside the control of the Company.
The Company recognized revenue related to the Johnson & Johnson licenses and research services performance obligation over the estimated period of the research services using a proportional performance model. The Company measured proportional performance based on the costs incurred relative to the total costs expected to be incurred. The Company has completed its performance obligations under the research plans for the designated targets. The Company continues to perform work related to the preclinical CMC activities for the one remaining target.
During the three months ended March 31, 2024, the Company recorded collaboration revenue of $6.1 million related to its performance obligations under the Johnson & Johnson Agreement.
With respect to the 2024 Johnson & Johnson CSA, the Company concluded that each manufacturing batch of the licensed ADC that the Company committed to deliver in the next twelve months represents a material performance obligation. As of March 31, 2025, the transaction price was $9.4 million based on the total costs expected to be incurred to develop and manufacture the licensed ADC. The Company is recognizing revenue related to the performance obligations over the estimated period of the clinical manufacturing services using a proportional performance model. During the three months ended March 31, 2025, the Company recorded collaboration revenue of $0.7 million related to its performance obligations under the 2024 Johnson & Johnson CSA.
As of March 31, 2025 and December 31, 2024, the Company had recorded $3.7 million and $3.2 million, respectively, in deferred revenue related to the Johnson & Johnson Agreements that will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the respective performance obligations.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The Company's preclinical CMC activities will be compensated by Merck KGaA at agreed upon rates. Unless earlier terminated, the 2022 Merck KGaA Agreement will expire upon the expiration of the last royalty term for a product under the 2022 Merck KGaA Agreement.
Merck KGaA may request that the Company perform clinical manufacturing services under a separate clinical supply agreement. Merck KGaA may also request that the Company perform a technology transfer of bioconjugation technology, at Merck KGaA's cost, at an agreed upon rate.
Accounting Analysis
The Company assessed the 2022 Merck KGaA Agreement in accordance with ASC 606 and concluded that the contract counter party, Merck KGaA, is a customer. The Company identified the following four material performance obligations under the 2022 Merck KGaA Agreement: (i) exclusive Merck KGaA Licenses and research activities for each of the two designated targets and (ii) preclinical CMC activities for each of the two designated targets.
The Company determined that the consideration for preclinical CMC activities represents variable consideration. Preclinical CMC activities for one of the two designated targets were initiated. The Company has elected to apply the right to invoice practical expedient in accordance with ASC 606 related to the preclinical CMC activities under the 2022 Merck KGaA Agreement. As such, the Company will recognize revenue related to the preclinical CMC activities as the services are performed over the corresponding CMC plan for the target.
The Company is recognizing revenue related to the Merck KGaA Licenses and research services performance obligation over the estimated period of the research services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred.
During the three months ended March 31, 2025 and 2024, the Company recorded collaboration revenue of $0.1 million and $3.2 million, respectively, related to its efforts under the 2022 Merck KGaA Agreement. As of March 31, 2025 and December 31, 2024, the Company had recorded $7.3 million and $7.0 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the respective performance obligations.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2025
Contract liabilities:
Total deferred revenue	$101,632	$1,852	$(2,754)	$100,730

Three months ended March 31, 2024
Contract liabilities:
Total deferred revenue	$125,314	$1,573	$(9,247)	$117,640
The Company did not record any contract assets associated with its collaboration agreements as of March 31, 2025 and 2024.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
During the three months ended March 31, 2025 and 2024, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$2,157	$9,245

4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value.

	March 31, 2025
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$72,012	$72,012	$—	$—

	December 31, 2024
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$79,344	$79,344	$—	$—
Marketable securities
U.S. treasury securities	$26,870	$26,870	$—	$—
There were no changes in valuation techniques or transfers between fair value measurement levels during the three months ended March 31, 2025 or during the year ended December 31, 2024.
Investments classified as Level 1 within the valuation hierarchy generally consist of U.S. treasury securities and money market funds, as the fair value is readily determinable based on active daily markets for identical securities. The Company estimates the fair values of investments by taking into consideration valuations obtained from third-party pricing sources.
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts receivable, accounts payable and accrued expenses, as applicable, approximate their fair values due to their short-term nature.
As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 7, Debt) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 7, Debt.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of March 31, 2025 and 2024.

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$107,750	$102,287	$174,561	$75,186
Restricted cash included in other assets, noncurrent	478	157	478	478
Restricted cash included in prepaid expenses and other current assets	—	321	—	—
Total cash, cash equivalents and restricted cash per statement of cash flows	$108,228	$102,765	$175,039	$75,664
The restricted cash is held as a security deposit for a standby letter of credit related to the Company's facility lease.
Marketable securities
The following tables summarize the Company's marketable securities held at December 31, 2024. The Company did not have marketable securities as of March 31, 2025.

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$26,860	$10	$—	$26,870
The Company did not realize any gains or losses recognized on the sale of marketable securities during the three months ended March 31, 2025 and 2024, and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.
As of December 31, 2024, the Company's debt security portfolio did not have any securities that were in an unrealized loss position. There were no securities in an unrealized loss position for greater than 12 months as of December 31, 2024.
The Company did not record any charges for credit-related impairments for any debt securities in its portfolio for the three months ended March 31, 2025 and 2024.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
6. Accrued expenses
Accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Accrued clinical expenses	$5,224	$3,883
Accrued manufacturing expenses	3,576	5,862
Accrued payroll and related expenses	2,492	7,341
Accrued professional fees	752	800
Accrued research, development and non-clinical expenses	663	782
Accrued other	267	296
	$12,974	$18,964
7. Debt
On October 29, 2021, the Company entered into a loan and security agreement (as amended on February 17, 2022, October 17, 2022, December 27, 2022, and March 23, 2023, the “New Credit Facility”) with Silicon Valley Bank (“former SVB”) and Oxford Finance LLC (“Oxford” and, together with former SVB and the other lenders from time to time a party thereto, the “Lenders”). In March 2023, Silicon Valley Bridge Bank, N.A (“SVBB”), as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a Lender. The New Credit Facility is secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company has drawn $25.0 million under the New Credit Facility as of March 31, 2025. As of March 31, 2025, no additional borrowing amounts were available to the Company under the New Credit Facility. The Company had repaid $5.2 million of principal under the New Credit Facility as of March 31, 2025.
Refer to Note 8, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, for more information regarding the New Credit Facility. As of March 31, 2025, the Company was in compliance with all covenants under the New Credit Facility. There were no events of default under the New Credit Facility as of March 31, 2025.
The following is a summary of obligations under the New Credit Facility as of March 31, 2025:

(in thousands)	March 31, 2025
Total debt	$19,792
Less: Current portion of long-term debt	(12,500)
Total debt, net of current portion	7,292
Debt financing costs, net of accretion	(129)
Accretion related to final payment	738
Long-term debt, net	$7,901
Interest expense related to the New Credit Facility for the three months ended March 31, 2025 and 2024 was $0.7 million and $0.9 million, respectively.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
8. Stockholders’ equity
Preferred stock
As of March 31, 2025, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
At-the-market (“ATM”) equity offering program
In November 2022, the Company established an ATM equity offering program (the “November 2022 ATM”), pursuant to which the Company was able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. During the three months ended March 31, 2024, the Company sold 1,041,201 shares of common stock under the November 2022 ATM, resulting in net proceeds of $5.8 million. As of December 31, 2024, the November 2022 ATM was no longer available for the offer and sale of additional shares of common stock due to the expiration of the applicable registration statement.
In February 2024, the Company established an ATM equity offering program (the “February 2024 ATM”), pursuant to which it is able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. As of March 31, 2025, $100.0 million remained unsold and available for sale under the February 2024 ATM.
Pre-Funded warrants
On December 19, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with EcoR1 Capital, LLC (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders agreed to exchange an aggregate of 8,036,688 shares of common stock of the Company beneficially owned by the Exchanging Stockholders in consideration for pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 8,036,688 shares of Common Stock (the “Pre-Funded Warrant Shares”) (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.0001 per share. The Pre-Funded Warrants were exercisable at any time after the date of issuance, except that the Pre-Funded Warrants could not be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would have beneficially owned more than 9.99% of the Company’s common stock, subject to certain exceptions.
Refer to Note 9, Stockholders’ equity, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, for more information regarding the Pre-Funded Warrants. As of December 31, 2024, none of the Pre-Funded Warrants had been exercised. In January 2025, the Exchanging Shareholders issued an exercise notice and a cashless exercise of all the Pre-Funded Warrants occurred, resulting in the issuance of 8,035,395 shares of common stock.
Common stock
The holders of the Company’s common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors of the Company (the “Board”).

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of March 31, 2025 and December 31, 2024, there were 19,889,272 and 24,188,968 shares, respectively, of common stock reserved in the aggregate for the exercise of outstanding stock options, settlement of restricted stock units (“RSUs”) and exercise of Pre-Funded Warrants, as applicable.

	March 31, 2025	December 31, 2024
Stock options	14,634,839	12,219,248
Restricted stock units	5,254,433	3,933,032
Pre-Funded Warrants	—	8,036,688
	19,889,272	24,188,968
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
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan, shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2025, the number of shares of common stock issuable under the 2017 Plan was increased by 4,625,997 shares. During the three months ended March 31, 2025, the Company granted an aggregate of 5,651,222 RSUs and options to purchase shares of common stock to employees and non-employee directors under the 2017 Plan. As of March 31, 2025, there were 3,539,866 shares available for future issuance under the 2017 Plan.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 2,000,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the three months ended March 31, 2025, the Company granted an aggregate of 20,610 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of March 31, 2025, there were 1,268,811 shares available for future issuance under the Inducement Plan.
As of March 31, 2025, there were options to purchase 345,000 shares of common stock outstanding which were granted as inducement awards prior to the establishment of the Inducement Plan.
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2024	12,219,248	$6.35
Granted	3,024,061	$0.64
Exercised	—	$—
Cancelled/forfeited	(608,470)	$6.28
Outstanding at March 31, 2025	14,634,839	$5.18
Exercisable at March 31, 2025	8,255,943	$7.52
The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 and 2024 was $0.57 and $2.60 per share, respectively.
Restricted stock units and other awards
The Company periodically issues RSUs with a service condition to certain officers and other employees that typically vest between one year and four years from the grant date. In accordance with its non-employee director compensation policy, as in effect from time to time, the Company may also issue shares of common stock in lieu of cash retainer fees earned to certain non-employee directors, which shares are fully vested upon grant.
A summary of the RSU activity is as follows:

Number of Shares
Unvested at December 31, 2024	3,933,032
Granted	2,647,771
Vested	(946,016)
Forfeited	(380,354)
Unvested at March 31, 2025	5,254,433

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved, the 2017 employee stock purchase plan (the “2017 ESPP”). The number of shares of common stock issuable under the 2017 ESPP was increased by 450,000 on January 1, 2025. The Company did not issue shares under the 2017 ESPP during the three months ended March 31, 2025. As of March 31, 2025, there were 979,647 shares available for issuance under the 2017 ESPP.
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
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock options	$1,604	$2,597
Restricted stock units and other stock awards	1,100	1,949
Employee stock purchase plan	71	114
Stock-based compensation expense included in total operating expenses	$2,775	$4,660
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$1,444	$2,528
General and administrative	1,331	2,132
Stock-based compensation expense included in total operating expenses	$2,775	$4,660

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of March 31, 2025, there was $9.7 million and $9.5 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 1.8 years and 2.5 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.5%	3.9%
Expected dividend yield	—%	—%
Expected term (years)	6.07	6.06
Expected stock price volatility	121%	115%
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
For purposes of the diluted net loss per share calculation, stock options to purchase common stock and unvested RSUs are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31, 2025	Three Months ended March 31, 2024
Stock options	14,634,839	12,710,439
Unvested restricted stock units	5,254,433	5,286,371
	19,889,272	17,996,810

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
11. Commitments
License agreements
During the three months ended March 31, 2025 and 2024, the Company did not record research and development expense related to non-refundable license payments or development milestones.
12. Segment reporting
The following table presents the significant revenue and expense categories in the Company’s single operating and reporting segment:

	Three Months Ended March 31,
(in thousands)	2025	2024
Collaboration revenue	$2,754	$9,245
Research and development expense:
Emi-Le external costs	5,568	2,866
XMT-2056 external costs	1,813	1,061
UpRi external costs	—	440
Preclinical, discovery, and collaboration external costs	718	146
Internal research and development expense (a)	8,798	11,645
General and administrative expense	7,594	9,428
Stock-based compensation expense	2,775	4,660
Other:
Interest income	1,164	2,697
Interest expense	(775)	(1,002)
Segment and consolidated net loss	$(24,123)	$(19,306)
(a) Internal research and development expenses primarily consist of research and development employee compensation, allocated facility-based expenses and other indirect costs.
The measure of segment loss and segment assets used in determining how to manage and allocate resources is net loss as reported within the condensed consolidated statements of operations and cash and cash equivalents and short-term marketable securities as reported within the condensed consolidated balance sheets, respectively. Refer to Note 3, Collaboration agreements, for more information related to the Company’s revenue. Refer to Note 16, Segment reporting, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, for more information regarding segment information.
13. Subsequent Events
On May 6, 2025, the Company announced the implementation of a strategic restructuring and reprioritization plan and the 2025 Restructuring. The 2025 Restructuring is expected to be substantially complete by the end of the third quarter of 2025.
As a result of the 2025 Restructuring, the Company estimates that it will incur approximately $4-5 million in costs resulting from cash expenditures consisting of severance and benefit payments, outplacement services and related expenses. The estimate of costs that the Company expects to incur and the expected timing to complete the 2025 Restructuring are subject to a number of assumptions, and actual results may differ. The Company may also incur other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or in association with, the 2025 Restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and the audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or SEC, on March 3, 2025.
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

Overview
We are a clinical-stage biopharmaceutical company focused on developing antibody-drug conjugates, or ADCs, that offer a clinically meaningful benefit for cancer patients with significant unmet need. We have leveraged decades of industry learnings to develop two proprietary and differentiated ADC platforms: Dolasynthen and Immunosynthen. Dolasynthen is our cytotoxic ADC platform that is designed to generate site-specific, homogeneous ADCs. Dolasynthen allows for drug-to-antibody ratios, or DARs, to be optimized for specific targets and utilizes a proprietary auristatin payload that has been shown clinically to avoid dose-limiting severe neutropenia, peripheral neuropathy and ocular toxicity. Immunosynthen is our proprietary STING (stimulator of interferon genes)-agonist platform that is designed to generate systemically administered ADCs that locally activate STING signaling in both antigen-expressing tumor cells and in tumor-resident immune cells to unlock the anti-tumor potential of innate immune stimulation. We have utilized these platforms to generate ADC product candidates for our company and collaborators that we believe have the potential to be used as monotherapy and in combination with other agents to improve upon today’s standards of care. Our two clinical-stage product candidates are emiltatug ledadotin (XMT-1660), which we refer to as Emi-Le, and XMT-2056.
Emi-Le is a B7-H4-targeting Dolasynthen ADC designed with a precise, target-optimized DAR of 6. We are conducting a Phase 1 open-label clinical trial evaluating the safety and tolerability of Emi-Le. In January 2025, we announced positive initial clinical data as of a December 13, 2024 data cut date from the dose escalation and backfill cohorts of our ongoing Phase 1 clinical trial of Emi-Le in patients with breast cancer, endometrial cancer, ovarian cancer and adenoid cystic carcinoma type 1, or ACC-1.
At the European Society for Medical Oncology Breast Cancer 2025 Annual Congress, or ESMO Breast, in May 2025, updated clinical data as of a March 8, 2025 data cut date was presented from the dose escalation and backfill cohorts. The presentation included clinical activity data among evaluable patients (those with measurable disease at baseline and at least one post-baseline scan) across all tumor types (triple-negative breast cancer, or TNBC; hormone-receptor-positive, human epidermal growth factor receptor 2-negative, or HR+/HER2-, breast cancer; ovarian cancer; endometrial cancer and ACC-1) with what we refer to as “B7-H4 high” tumor expression (defined as a tumor proportion score of 70% or higher) who received doses of 38.1 mg/m2 to 67.4 mg/m2 of Emi-Le per cycle, which we refer to as intermediate doses. For these patients, the confirmed objective response rate, or ORR, was 31% (8 of 26 patients), which represents an increase from the 23% ORR (6 of 26 patients) previously reported based upon the December 13, 2024 data cut date. The primary focus of the ESMO Breast presentation was on TNBC patients enrolled in the dose escalation and backfill cohorts of the Phase 1 trial. Safety and tolerability data from these patients were consistent with the data reported in January 2025, and we observed no new safety signals. Among evaluable patients with TNBC who received intermediate doses of Emi-Le, ORR, preliminary progression free survival, or PFS, and preliminary overall survival, or OS, data include the following:

	Patients with B7-H4 high TNBC receiving ≤4 prior treatment lines in advanced/ metastatic setting (n=7)	Patients with B7-H4 low TNBC receiving ≤4 prior treatment lines in advanced/ metastatic setting (n=11)
Received ≥1 Prior Topo-1 ADC	100% (7/7)	73% (8/11)
ORR	29% (2/7)	0% (0/11)
Median PFS	16.0 weeks	6.4 weeks
Median OS	Not reached	5.7 months

In the first quarter of 2025, we amended the clinical trial protocol to implement proteinuria mitigation efforts. We are currently advancing the dose expansion portion of our Phase 1 clinical trial of Emi-Le in patients with TNBC who have received one to four prior treatment lines, including at least one prior topoisomerase-1 inhibitor, or topo-1, ADC. We refer to this indication as “post-topo-1 TNBC.” We have made significant progress in the enrollment of patients in the “Dose A” cohort, in which patients are receiving 67.4 mg/m2 of Emi-Le administered every four weeks, or Q4W, and we recently initiated enrollment in the “Dose B” cohort, in which patients are receiving a starting dose of 44.5 mg/m2 of Emi-Le on days 1 and 8, or D1/D8, of the first four-week cycle followed by 80 mg/m2 of Emi-Le Q4W. The Dose A regimen was selected based on the initial clinical data from the dose escalation and backfill cohorts that we reported in January 2025. The Dose B regimen was selected primarily because, as of the March 8, 2025 data cut date, all four evaluable B7-H4 high patients who received 44.5 mg/m2 of Emi-Le D1/D8 Q4W in dose escalation and backfill cohorts achieved tumor reductions in target lesions of at least 30% and because the 80 mg/m2 dose of Emi-Le was generally well tolerated in the dose escalation and backfill cohorts. We plan to report initial clinical data from the expansion portion of our Phase 1 clinical trial of Emi-Le in the second half of 2025.
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
On May 6, 2025, we announced the implementation of a strategic restructuring and reprioritization plan. In connection therewith, our board of directors approved certain expense reduction measures, including our commitment to a reduction of approximately 55% of our then-current employee base across all functions, or the 2025 Restructuring. The 2025 Restructuring is expected to be substantially complete by the end of the third quarter of 2025. As part of the 2025 Restructuring, we will also reduce our research activities and eliminate our internal pipeline development efforts. In the near term, we will focus Emi-Le development efforts on breast cancer to enable the generation of additional safety, tolerability and clinical activity data while continuing to support the dose escalation portion of our Phase 1 clinical trial of XMT-2056 and our ongoing collaborations.
As a result of the 2025 Restructuring, we estimate that we will incur approximately $4-5 million in costs resulting from cash expenditures consisting of severance and benefit payments, outplacement services and related expenses. The estimate of costs that we expect to incur and the expected timing to complete the 2025 Restructuring are subject to a number of assumptions, and actual results may differ. We may also incur other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or in association with, the 2025 Restructuring.
In July 2023, we decided to discontinue the development of upifitimab rilsodotin (XMT-1536), or UpRi, and began to wind-down our UpRi-related development activities, including several clinical trials of UpRi, and our regulatory and commercial readiness efforts. At the same time, we announced that our board of directors had approved certain expense reduction measures, including a reduction of approximately 50% of our then-current employee base, or the 2023 Restructuring. Our wind-down of UpRi-related activities and the 2023 Restructuring were substantially complete as of December 31, 2023.

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
Since inception, we have incurred significant cumulative operating losses. Our net losses were $24.1 million and $19.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $919.7 million. We expect to continue to incur significant expenses and operating losses over the next several years as we:
•continue clinical development and manufacturing activities for Emi-Le and XMT-2056;
•conduct activities under our collaborations with Johnson & Johnson, Merck KGaA and GSK;
•obtain marketing approvals for our current product candidates for which we complete clinical trials;
•develop a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
•address any competing technological and market developments;
•maintain, expand and protect our intellectual property portfolio; and
•hire additional personnel.
As of March 31, 2025, we had cash and cash equivalents of $102.3 million. We believe that the actions comprising our strategic restructuring and reprioritization plan will, collectively, enable our currently available funds to be sufficient to fund our current operating plan commitments into mid-2026. There is substantial doubt about our ability to continue as a going concern. For more information, refer to Liquidity and Capital Resources below and Note 1, Nature of business and basis of presentation, in the notes to the condensed consolidated financial statements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Impact of Tariffs
The new U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. While we have not experienced, and do not currently expect to experience, any significant direct impact from these tariffs and retaliatory measures, the full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs and retaliatory measures and their possible effects on our business.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from the sale of products. All of our revenue has been generated from strategic collaborations.
In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany. The 2022 Merck KGaA Agreement provides for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Merck KGaA's cost. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended March 31, 2025 and 2024 we recognized $0.1 million and $3.2 million, respectively, of collaboration revenue related to the 2022 Merck KGaA Agreement.
In August 2022, we entered into a collaboration, option and license agreement, or the GSK Agreement, with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During the three months ended March 31, 2025 and 2024, we recognized $1.8 million and a de minimis amount, respectively, of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into a research collaboration and license agreement with Johnson & Johnson for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. We refer to such agreement, as amended on July 14, 2023 and September 25, 2023, as the Johnson & Johnson Agreement. Johnson & Johnson is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Johnson & Johnson's cost. Johnson & Johnson has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In August 2024, we entered into a clinical supply agreement with Johnson & Johnson, or the 2024 Johnson & Johnson CSA, for the clinical manufacturing services related to a licensed ADC for a selected target. In December 2024, Johnson & Johnson terminated without cause its development of ADCs directed to the other two targets it had selected under the Johnson & Johnson Agreement. As a result, there is one ongoing ADC development program directed to the remaining target. During the three months ended March 31, 2025 and 2024, we recognized $0.7 million and $6.1 million, respectively, of collaboration revenue related to performance under the Johnson & Johnson Agreement and the 2024 Johnson & Johnson CSA. The Johnson & Johnson Agreement and the 2024 Johnson & Johnson CSA are referred to as the Johnson & Johnson Agreements.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs. While, as part of the 2025 Restructuring, we will reduce our research activities and eliminate our internal pipeline development efforts, we expect that our future research and development costs may increase over current levels, depending on the progress of our clinical development programs. There are numerous factors associated with the successful development and commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at our current stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.
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
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical, discovery and collaboration costs. These costs relate to our former preclinical product candidates XMT-2068 and XMT-2175, development of which we are terminating in connection with the 2025 Restructuring; additional earlier discovery stage programs; reimbursable costs incurred in association with our strategic collaborations and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, for each of the three month periods ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Emi-Le external costs	$5,568	$2,866
XMT-2056 external costs	1,813	1,061
UpRi external costs	—	440
Preclinical, discovery and collaboration costs	718	146
Internal research and development costs	10,242	14,173
Total research and development costs	$18,341	$18,686
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
For example, on July 27, 2023 we announced our decision to discontinue the clinical development of UpRi. Consequently, we have allocated resources previously dedicated to this program into our next-generation ADCs and platforms, Dolasynthen and Immunosynthen. Similarly, on May 6, 2025, as part of our strategic restructuring and reprioritization plan and the 2025 Restructuring, we announced that we will reduce our research activities and eliminate our internal pipeline development efforts. In the near term, we will focus Emi-Le development efforts on breast cancer while continuing to support the dose escalation portion of our Phase 1 clinical trial of XMT-2056 and our ongoing collaborations. We expect to incur significant research and development expenses over the next several years as we continue our clinical development and manufacturing of Emi-Le and XMT-2056.

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
We expect to incur significant general and administrative expenses over the next several years to support continued development activities and to operate as a public company.
Other income (expense)
Other income (expense) consists primarily of interest expense related to borrowings under our credit facility and associated amortization of the deferred financing costs and the accretion of debt discount. Interest income includes interest earned on cash equivalents and marketable securities.
Results of Operations
Comparison of the three months ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the changes in those items:

	Three Months Ended March 31,		Dollar Change
(in thousands)	2025	2024
Collaboration revenue	$2,754	$9,245	$(6,491)
Operating expenses:
Research and development	18,341	18,686	(345)
General and administrative	8,925	11,560	(2,635)
Total operating expenses	27,266	30,246	(2,980)
Other income (expense):
Interest income	1,164	2,697	(1,533)
Interest expense	(775)	(1,002)	227
Total other income, net	389	1,695	(1,306)
Net loss	$(24,123)	$(19,306)	$(4,817)
Collaboration Revenue
Collaboration revenue decreased by $6.5 million, from $9.2 million for the three months ended March 31, 2024 to $2.8 million for the three months ended March 31, 2025. The decrease was primarily due to decreases in collaboration revenue recognized of $5.2 million and $3.1 million under the Johnson & Johnson Agreement and 2022 Merck KGaA Agreement, respectively, partially offset by an increase in collaboration revenue recognized of $2.0 million under the GSK Agreement.
Research and Development Expense
Research and development expense decreased by $0.3 million, from $18.7 million for the three months ended March 31, 2024 to $18.3 million for the three months ended March 31, 2025.

The decrease in research and development expense was primarily due to a decrease of $2.6 million related to employee compensation (including stock-based compensation), largely driven by reduced headcount, partially offset by an increase of $2.4 million related to clinical development activities for Emi-Le.
General and Administrative Expense
General and administrative expense decreased by $2.6 million, from $11.6 million for the three months ended March 31, 2024 to $8.9 million for the three months ended March 31, 2025. The decrease in general and administrative expense was primarily due to a decrease of $1.6 million related to employee compensation (including stock-based compensation) as a result of reduced headcount and a decrease of $1.1 million related to consulting and professional services fees.
Total Other Income, net
Total other income, net decreased by $1.3 million, from $1.7 million for the three months ended March 31, 2024 to $0.4 million for the three months ended March 31, 2025. The decrease was primarily due to less interest income earned on cash equivalents and marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic collaborations, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs. As of March 31, 2025, we had cash and cash equivalents of $102.3 million. In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other payments under our ongoing collaboration agreements with GSK, Johnson & Johnson and Merck KGaA. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
In November 2022, we entered into a sales agreement, or the November 2022 ATM, with Cowen and Company, LLC, or Cowen, as sales agent, under which we were able to offer and sell to the public through Cowen up to $150.0 million of our common stock from time to time at prevailing market prices. During the three months ended March 31, 2024, we sold approximately 1.0 million shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $6.0 million and $5.8 million, respectively. As of December 31, 2024, the November 2022 ATM was no longer available for the offer and sale of additional shares of common stock due to the expiration of the applicable registration statement.
In February 2024, we entered into a sales agreement, or the February 2024 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. We did not sell any shares of common stock pursuant to the February 2024 ATM during the three months ended March 31, 2025 and 2024 and $100.0 million remained unsold and available for sale under the February 2024 ATM as of March 31, 2025.

On October 29, 2021, we entered into a loan and security agreement with Oxford Finance LLC as the collateral agent and a lender, Silicon Valley Bank, or former SVB, as a lender, and the other lenders from time to time a party thereto, or collectively the Lenders. In March 2023, Silicon Valley Bridge Bank, N.A., or SVBB, as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or SVB, which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a lender. We refer to this loan and security agreement, as amended on February 17, 2022, October 17, 2022, December 27, 2022 and March 23, 2023, as the New Credit Facility. As of March 31, 2025, we have borrowed $25.0 million under the New Credit Facility, and no additional borrowing amounts are available to us under the New Credit Facility. Further, we have repaid $5.2 million of principal under the New Credit Facility as of March 31, 2025. We were obligated to make interest-only payments through November 1, 2024, followed by equal monthly principal payments and applicable interest through the maturity date of October 1, 2026. In addition, a final payment equal to 4.25% under the New Credit Facility is due upon the earlier of the maturity date, acceleration or prepayment of all or part of the New Credit Facility. The New Credit Facility is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on intellectual property, which ensures that the Lenders' rights to repayment would be senior to the rights of the holders of our common stock in the event of liquidation.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(29,326)	$(32,657)
Net cash provided by (used in) investing activities	27,000	(72,547)
Net cash (used in) provided by financing activities	(3,137)	5,829
Decrease in cash, cash equivalents and restricted cash	$(5,463)	$(99,375)
Net Cash Used in Operating Activities
Net cash used in operating activities was $29.3 million during the three months ended March 31, 2025 and primarily consisted of a net loss of $24.1 million, adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $2.8 million. Net cash used in operating activities was $32.7 million during the three months ended March 31, 2024 and primarily consisted of a net loss of $19.3 million, adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $4.7 million and net amortization of premiums and discounts on marketable securities of $1.1 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $27.0 million during the three months ended March 31, 2025 as compared to net cash used in investing activities of $72.5 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, net cash provided by investing activities consisted of maturities of marketable securities. During the three months ended March 31, 2024, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities.

Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $3.1 million during the three months ended March 31, 2025 as compared to net cash provided by financing activities of $5.8 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, net cash used in financing activities consisted primarily of debt principal payments. During the three months ended March 31, 2024, net cash provided by financing activities consisted primarily of proceeds from sales of shares of common stock under our November 2022 ATM of $5.8 million.
Funding Requirements
We expect our cash expenditures to increase in connection with our ongoing activities, particularly as we continue the development and manufacturing of, conduct clinical trials of and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators.
As of March 31, 2025, we had cash and cash equivalents of $102.3 million. We believe that the actions comprising our strategic restructuring and reprioritization plan will, collectively, enable our currently available funds to be sufficient to fund our current operating plan commitments into mid-2026. There is substantial doubt about our ability to continue as a going concern. We will need to raise additional funds, which could be through a combination of equity offerings, debt financings or re-financings, other third-party funding, and strategic collaborations and licensing transactions. If we are unable to obtain future funding when needed, we may be forced to delay, reduce or eliminate some or all of our develop programs, which could adversely affect our business prospects, or we may be unable to continue operations. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of developing Emi-Le and XMT-2056 and conducting clinical trials;
•the cost of manufacturing Emi-Le and XMT-2056 for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•the timing of, and the costs involved in, obtaining regulatory approvals for Emi-Le and XMT-2056 if clinical trials are successful;
•the cost of commercialization activities for Emi-Le and XMT-2056, if such product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;
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
•the requirement for or the cost of developing any companion diagnostics and/or complementary diagnostics;
•our ability to implement the 2025 Restructuring;
•the incurrence of other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or in association with, the 2025 Restructuring; and
•the risk that our strategic restructuring and reprioritization efforts may not generate their intended benefits to the extent or as quickly as anticipated.
Drug development is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
Until such time, if ever, that we can generate substantial product revenues, we expect to finance our cash needs through a combination of strategic collaborations, licensing arrangements, equity offerings and debt financings. We have the potential to earn cash milestone payments in connection with our ongoing agreements with GSK, Johnson & Johnson and Merck KGaA, if research and development activities are successful under our collaborations with those parties. If we raise funds through additional strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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

Contractual Obligations
During the three months ended March 31, 2025, there were no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025.
Critical Accounting Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates as reported under the heading “Critical Accounting Policies and Significant Judgements and Estimates” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2025, we had cash and cash equivalents of $102.3 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and, at times, marketable securities are generally invested in U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.
The interest rate on our New Credit Facility is sensitive to changes in interest rates. Interest accrues on borrowings under the credit facility at a floating rate equal to the greater of (i) 8.50% and (ii) the prime rate plus 5.25%. We do not currently engage in any hedging activities against changes in interest rates. As of March 31, 2025, there was $19.8 million principal balance outstanding under the New Credit Facility, and a potential change in the associated interest rates would be immaterial to the results of our operations.
Foreign Currency Exchange Rate Risks
As of March 31, 2025, we were not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 3, 2025, including our consolidated financial statements and related notes thereto, should be carefully considered before making any decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. We cannot provide assurance that any of the events discussed below will not occur.
Risks Related to our Financial Position and Need for Additional Capital
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or future commercialization efforts.
Our cash and cash equivalents were $102.3 million as of March 31, 2025. We believe that the actions comprising our strategic restructuring and reprioritization plan will, collectively, enable our current cash and cash equivalents to be sufficient to fund our current operating plan commitments into mid-2026. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing Emi-Le and XMT-2056. These expenditures may include costs associated with conducting clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our ongoing and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for our product candidates, including delays in enrollment of patients. We expect to incur $4-5 million of costs in connection with the 2025 Restructuring. We may also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities in the future.
Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of developing Emi-Le and XMT-2056 and conducting clinical trials;
•the cost of manufacturing Emi-Le and XMT-2056 for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•the timing of, and the costs involved in, obtaining regulatory approvals for Emi-Le and XMT-2056 if clinical trials are successful;

•the cost of commercialization activities for Emi-Le and XMT-2056, if such product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;
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
•the requirement for or the cost of developing any companion diagnostics and/or complementary diagnostics;
•our ability to implement the 2025 Restructuring;
•the incurrence of other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or in association with, the 2025 Restructuring; and
•the risk that our strategic restructuring and reprioritization efforts may not generate their intended benefits to the extent or as quickly as anticipated.
We have based the estimates underlying our cash runway projections on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently anticipate. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our future establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.
We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of March 31, 2025, we had cash and cash equivalents of $102.3 million. We believe that the actions comprising our strategic restructuring and reprioritization plan will, collectively, enable our current cash and cash equivalents to be sufficient to fund our current operating plan commitments into mid-2026. However, we will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, debt financings or re-financings, other third-party funding, strategic collaborations and licensing transactions or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we may be forced to delay, reduce or eliminate some or all of our development programs which could adversely affect our business prospects, or we may be unable to continue operations.
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
We have incurred net losses since our inception. Our net loss was $24.1 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $919.7 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues for the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
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
•obtain marketing approvals for our current product candidates for which we complete clinical trials;
•develop a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third parties;
•address any competing technological and market developments;
•maintain, expand and protect our intellectual property portfolio; and
•hire additional personnel.
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or preclinical trials in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of Emi-Le or XMT-2056, our expenses could increase.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our capital needs through a variety of means, including through private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring future debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness, each of which could adversely impact our ability to conduct our business and execute our operating plan. If we raise additional funds through strategic collaborations with third parties, we may have to relinquish valuable rights to our technologies, including our platforms, or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts for Emi-Le or XMT-2056 or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
The New Credit Facility also includes customary representations and warranties and affirmative and negative covenants, as well as customary events of default. Certain of the customary negative covenants limit our ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. Our failure to comply with these covenants would result in an event of default under the loan and security agreement and could result in the acceleration of the obligations we owe pursuant to the New Credit Facility. Any event of default and acceleration of our obligations pursuant to the New Credit Facility could further reduce the period of time in which we expect our capital resources will support our current operating plan and may impact our ability to continue as a going concern. In the event that our obligations pursuant to the New Credit Facility are accelerated and we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we may be forced to delay, reduce or eliminate some or all of our development programs, which could adversely affect our business prospects, or we may be unable to continue operations.
We may expend our resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on specific product candidates. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates could result in our focus on product candidates with low market potential, which would harm our business and financial condition. Our spending on current product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Development and Approval of Our Antibody-Drug Conjugate, or ADC, Product Candidates
We are currently evaluating a limited number of ADC product candidates in clinical trials. A failure of any of our product candidates in clinical development would adversely affect our business.
Emi-Le and XMT-2056 are currently our only product candidates being evaluated in clinical trials. Following our announcement in July 2023 that the data in our single-arm registrational trial evaluating our former lead product candidate, upifitamab rilsodotin, or UpRi, in patients with platinum-resistant ovarian cancer, which we refer to as UPLIFT, did not meet its primary endpoint, we wound down our UpRi-related development activities, and we terminated our Phase 1 combination trial exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer, which we refer to as UPGRADE-A, and our Phase 3 clinical trial of UpRi as a monotherapy maintenance treatment following treatment with platinum doublets in recurrent platinum-sensitive ovarian cancer, which we refer to as UP-NEXT. Additionally, our clinical trial of XMT-2056 was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, between March 2023 and October 2023. This trial resumed in the first half of 2024 and continues to enroll patients, though at a slower pace than we had originally anticipated. In May 2025, we also announced that we will reduce our research activities and eliminate our internal pipeline development efforts.
If we were required to discontinue development of Emi-Le or XMT-2056, or if Emi-Le or XMT-2056 or were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability.
Failure of a discovery program or product candidate may occur at any stage of preclinical, non-clinical or clinical development, and, because our collaborators' discovery programs and our product candidates are in early stages of preclinical or clinical development, there is a high risk of failure. We or our collaborators may never succeed in obtaining regulatory approval and generating revenue from such discovery programs or product candidates.
We are in the early stages of our clinical development efforts of our product candidates. We are conducting Phase 1 clinical trials of Emi-Le and XMT-2056 and have not yet completed a clinical trial for either of these product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. The results from our preclinical and non-clinical studies of Emi-Le and XMT-2056 are not necessarily predictive of the results from our ongoing or future non-clinical studies or clinical trials. Promising results in preclinical and non-clinical studies and early encouraging clinical results of a drug candidate may not be predictive of similar results in later-stage preclinical studies or in humans during clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in earlier stages of clinical development, and we have faced and may again face similar setbacks. For instance, in July 2023, we announced that our UPLIFT Phase 2 clinical trial of UpRi did not meet its primary efficacy endpoint, despite promising efficacy data from our Phase 1b clinical trial of UpRi. Other companies’ setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy events in preclinical or clinical trials, including previously unreported adverse events. We similarly have identified safety signals as our clinical trials have advanced, such as our assessment that serious bleeding events appeared to occur in patients who received UpRi at a higher rate than background, which assessment led us to submit an aggregate data safety report to the FDA in June 2023.
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

Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In addition, clinical trial results for one of our product candidates, or for competitor products utilizing similar technology, may raise concerns about the safety or efficacy of other product candidates. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for our product candidates. For example, in June 2023, following our submission to the FDA of an aggregate safety analysis across all of our clinical trials of UpRi reporting our assessment that serious bleeding events appeared to occur at a higher rate than background, the FDA placed a partial clinical hold on our UPGRADE-A and UP-NEXT clinical trials, and in July 2023, we decided to wind down future development of UpRi, including our UP-NEXT and UPGRADE-A clinical trials, after our UPLIFT clinical trial failed to meet its primary endpoint. Additionally, a patient in our Phase 1 clinical trial of XMT-2056 suffered a Grade 5 SAE that resulted in the clinical hold placed on the trial by the FDA between March 2023 and October 2023. Certain patients in our ongoing clinical trials of Emi-Le and XMT-2056 have experienced adverse events, and we expect that additional patients in our ongoing clinical trials of Emi-Le and XMT-2056 and in future clinical trials will experience adverse events, including those that may result in death, as our product candidates progress through clinical development.
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
From time to time, we may announce or publish preliminary, initial, interim or top-line data from our clinical trials. Positive preliminary or initial data may not be predictive of such trial’s subsequent or overall results. Interim data from clinical trials that we may complete do not necessarily predict final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data we may publish. While we disclosed positive initial data from the dose escalation and backfill cohorts of our Phase 1 clinical trial of Emi-Le in January 2025 and have disclosed additional interim data at the European Society for Medical Oncology Breast Cancer 2025 Annual Congress, or ESMO Breast, in May 2025, we have continued to enroll new patients in the trial, and the initial data and any interim data may be materially different from final data in the trial. As a result, preliminary, initial, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary, initial, interim or top-line data and final data could significantly harm our business prospects.

Events that may delay or prevent successful commencement, enrollment or completion of clinical trials of our product candidates could result in increased costs to us as well as a delay in obtaining, or failure to obtain, regulatory approval, or cause us to suspend or terminate a clinical trial, which could prevent us from commercializing our product candidates on a timely basis, or at all.
We cannot guarantee that clinical trials, including our ongoing and any future additional clinical trials of Emi-Le and XMT-2056 , will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical trial. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:
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

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to commence, enroll or complete our current and anticipated clinical trials. In March 2023, we announced that our Phase 1 clinical trial of XMT-2056 had been placed on clinical hold by the FDA following a Grade 5 SAE. The FDA lifted this clinical hold in October 2023, and we resumed this trial in the first half of 2024 and are continuing to enroll patients, though at a slower pace than we had originally anticipated. If we or our collaborators are not able to successfully complete clinical trials, we or they will not be able to obtain regulatory approval and will not be able to commercialize our product candidates or our collaborators’ product candidates based on our technology.
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
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because XMT-2056, which is based on our Immunosynthen stimulator of interferon genes-, or STING-, agonist platform, represents an innovation over more commonly used methods for cancer treatment, including other approved ADC medicines, potential patients and their doctors may be inclined to use conventional oncology therapies or other approved ADC medicines, rather than enroll patients in our ongoing or any future clinical trials.
Challenges in recruiting and enrolling suitable patients to participate in clinical trials that meet the criteria of the protocol could increase costs and result in delays to our current development plans for Emi-Le or XMT-2056. For instance, we are enrolling patients in our ongoing Phase 1 clinical trial of XMT-2056 at a slower pace than we had originally anticipated, which may cause delays in our overall development plans for that product candidate.

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
We may observe undesirable side effects, including severe TRAEs, including those that may result in death, or other SAEs or potential safety issues in non-clinical studies or in clinical trials at any stage of development of our product candidates, including Emi-Le and XMT-2056. Because our product candidates share some but not all platform technologies, payloads and targets, we may find it difficult to predict or assess whether safety events reported for any one product candidate are related to such shared attributes. Patients in our clinical trials of UpRi, for which we discontinued development in 2023 and which was developed using our Dolaflexin platform, experienced severe TRAEs including, without limitation, death, hemorrhage, aspartate aminotransferase, or AST, elevation, nausea, platelet count decrease (including thrombocytopenia), fatigue, anemia, pyrexia, alanine aminotransferase, or ALT, elevation, blood alkaline phosphatase/lactate dehydrogenase, or ALP/LDH, increase, proteinuria, vomiting, asthenia, diarrhea, headache, peripheral neuropathy, neutropenia and pneumonitis. Also, patients in our clinical trial of XMT-1592, for which we discontinued development in May 2022 and which was developed using our Dolasynthen platform, also experienced severe TRAEs of anemia and pneumonitis. We are currently conducting a Phase 1 clinical trial of Emi-Le, which was developed using our Dolasynthen platform and utilizes the same auristatin payload as UpRi and XMT-1592. In January 2025, we reported initial safety, tolerability and efficacy data from the ongoing dose escalation and backfill cohorts of this trial, and we presented additional interim data as of a March 8, 2025 data cut date at ESMO Breast in May 2025. As of the December 13, 2024 data cut date, the following TRAEs of any grade were observed in 10% or more of patients across the entire population or in one of three dose groups: AST increase, proteinuria, nausea, fatigue, pyrexia, decreased appetite, diarrhea, ALT increase, anemia, ALP increase, decreased platelet count, vomiting, arthralgia, constipation, hypophosphatemia, increased amylase and headache. Safety and tolerability data as of the March 8, 2025 data cut date reported at ESMO Breast remained consistent with the previously reported data, and we did not observe new safety signals. However, we may observe severe or additional TRAEs, SAEs or other potential safety issues as we continue our Phase 1 clinical trial of Emi-Le or advance Emi-Le into later stages of clinical development. These potential safety issues may be similar to or in addition to previously reported TRAEs, severe TRAEs, SAEs or other safety issues we have observed previously in our clinical trial of Emi-Le or in our clinical trials of XMT-1592 or UpRi.
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

We may suspend or terminate one or more product development programs.
At any time and for any reason, we may determine that one or more of our product candidates does not have sufficient potential to warrant the allocation of resources toward such product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of a limited number of product candidates, including Emi-Le and XMT-2056 and historically including UpRi and XMT-1592. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more development programs. For example, in May 2025, we announced that as part of our implementation of a strategic restructuring and reprioritization plan, we will reduce our research activities and eliminate our internal pipeline development efforts, resulting in the termination of all of our discovery and preclinical programs, including XMT-2068 and XMT-2175. In each instance in which we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. For example, in July 2023, we announced our decision to discontinue further development of UpRi based on the failure of our Phase 2 UPLIFT clinical trial to meet its primary endpoint. Additionally, in May 2022, we decided to discontinue development of XMT-1592 based in part on the lower prevalence of the NaPi2b biomarker in non-small cell lung cancer, or NSCLC, and the increasingly competitive nature of such indication. We may also cease developing a product candidate for a particular indication. For example, in November 2021, we determined to cease developing UpRi as a single agent in patients with NSCLC and determined to focus development on patients with ovarian cancer. As a result, we may have missed an opportunity to have allocated the resources originally used to develop UpRi and XMT-1592 to potentially more productive uses, including other programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to future product candidates through collaboration, licensing or other royalty arrangements.
We or our collaborators may fail to discover and develop additional potential product candidates.
Research programs to identify new product candidates require substantial technical, financial and human resources. In May 2025, we announced that as part of our implementation of a strategic restructuring and reprioritization plan, we will reduce our research activities and eliminate our internal pipeline development efforts, which means that we are no longer developing additional potential product candidates at this time. Additionally, our collaborators may be unsuccessful in their efforts to identify new product candidates. If we are unable to resume activities to develop new potential product candidates in the future, or if our collaborators are unable to identify suitable additional product candidates for preclinical and clinical development, our or their ability to develop product candidates and our ability to obtain revenues from commercializing our products or to receive royalties from our collaborators’ sales of their products in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

Risks Related to Our Reliance on Third Parties
Because we rely on third-party manufacturers and suppliers, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
We rely on third-party contract manufacturers to manufacture our nonclinical and clinical trial product supplies, as well as to support our manufacturing obligations under our current collaborations, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product must be acceptable to the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our marketing application or relevant foreign regulatory submission to the applicable regulatory agency. There can be no assurance that our nonclinical, clinical development and collaboration product supplies will be sufficient, uninterrupted or of satisfactory quality or will continue to be available at acceptable prices. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Additionally, if geopolitical events that are beyond our control or the control of our contract manufacturers, including the imposition of tariffs or other trade restrictions, create barriers to performance that impede their ability to manufacture for or deliver manufactured supplies to us, we may be unable to secure an adequate inventory of preclinical and clinical development product supplies. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.
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
We rely on third parties to conduct nonclinical studies and clinical trials for Emi-Le and XMT-2056, and if such third parties do not properly, timely and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for Emi-Le or XMT-2056.
We designed the ongoing clinical trials of Emi-Le and XMT-2056, the trial for XMT-1592 that closed in 2022 and our UPLIFT, UPGRADE-A and UP-NEXT clinical trials of UpRi, for which we discontinued development in 2023, and we intend to design any future clinical trials if we do not have a strategic collaborator responsible for such trial design. However, we rely on CROs, SMOs, clinical sites, investigators and other third parties to assist in managing, monitoring and otherwise carrying out many of these trials. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. These CROs, SMOs, investigators and other third parties are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. We compete with many other companies for the resources of these third parties. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with whom we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, or complying with current good laboratory practices or current good clinical practices, as applicable, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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
If these third parties do not successfully carry out their duties under their agreements, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to clinical trial protocols or to regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, the clinical trials of our product candidates may not meet regulatory requirements. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs or other regulatory requirements, the clinical data generated in our clinical trials may be deemed unreliable, third parties may need to be replaced, we may be subject to negative publicity, fines and civil or criminal sanctions, and development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates on a timely basis or at all.

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
We have established strategic collaborations and intend to continue to establish strategic collaborations and other relationships with third parties to research, develop and commercialize our platforms and product candidates. In December 2022, we entered into a collaboration and license agreement with Merck KGaA for the research, development and commercialization of ADC product candidates leveraging our Immunosynthen platform, and in February 2022, we entered into a collaboration agreement with Johnson & Johnson for the research, development and commercialization of ADC product candidates leveraging our Dolasynthen platform. Additionally, in August 2022, we entered into an option, collaboration and license agreement with GSK pursuant to which we granted GSK an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056. Under these arrangements, we will depend on our collaborators to design and conduct their clinical trials. As a result, we will not be able to control or oversee the conduct of these programs by our collaborators and those programs may not be successful, which may negatively impact our business operations. In addition, if any of these collaborators withdraw support for these programs or proposed products or otherwise impair their development or experience negative results, our business and our product candidates could be negatively affected.
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
We continue to evaluate our strategic collaborations and, as appropriate, we expect to enter into additional strategic collaborations in the future, including potentially with major biotechnology or biopharmaceutical companies. We face significant competition in seeking appropriate collaborators for our product candidates and platforms, and the negotiation process is time-consuming and complex. In order for us to successfully collaborate with a third-party to leverage our platforms or advance our product candidates, potential collaborators must view these platforms and product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available platforms and products for licensing by other companies. Even if we are successful in our efforts to establish strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into strategic collaboration agreements related to our product candidates or platforms could delay the development and commercialization of product candidates and reduce their competitiveness even if they reach the market. If we are not able to generate revenue under our strategic collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.
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
Even if we obtain regulatory approval for any product candidates that we may develop or acquire in the future, the product candidate may not gain market acceptance among physicians, health care payors, patients and the broader healthcare community. Market acceptance of any approved products depends on a number of factors, including:
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
The precise incidence and prevalence of B7-H4-expressing cancers and HER2-expressing cancers are uncertain. Our estimates of the number of people who have these diseases, as well as the subset of people who have the potential to benefit from treatment with our product candidates, are based on estimates. The total addressable market opportunity for Emi-Le or XMT-2056 will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such product candidate if our product candidates are approved for sale for these indications, acceptance by the medical community, and patient access, drug pricing and reimbursement. The number of patients who can be treated with Emi-Le or XMT-2056 may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs or we may face increasing difficulties in identifying or gaining access to new patients, all of which would adversely affect our results of operations and our business.

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
In the future, we expect to build a focused sales and marketing infrastructure to market Emi-Le in the United States and certain foreign jurisdictions, if and when it is approved, and we may potentially do so for XMT-2056. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
Adverse pricing limitations may hinder our ability to recoup our investment in Emi-Le or XMT-2056, even if such product candidates obtain marketing approval.
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
We face substantial competition, and if our competitors develop and market products that are more effective, safer or less expensive than any of our product candidates, our commercial opportunities will be negatively impacted.
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
We are also aware of multiple companies with ADC technologies that may be competitive to our platforms, and these companies or their partners and collaborators may develop product candidates that compete in the same indications as our current product candidates. Multiple companies are also developing ADCs targeting the same biomarkers as we are targeting or that could compete with our Immunosynthen product candidate, albeit with differing immune stimulating approaches. We expect to compete based on our innovative technology and the efficacy, safety and tolerability profile of our ADCs compared to other product candidates, but if our ADCs are not demonstrably superior in these respects, we may not be able to compete effectively. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware.

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
With respect to our current product candidates, we believe that our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:
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
Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. We rely upon a combination of patents, trade secret and confidential know-how protection and confidentiality agreements to protect the intellectual property related to our platforms and our product candidates, including Emi-Le and XMT-2056. The patent position of biopharmaceutical companies is generally uncertain because it involves complex legal and factual considerations and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights is highly uncertain. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The patent prosecution process is expensive, complex and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents.
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

Issued patents covering Emi-Le and XMT-2056 could be found not infringed by a competitive product, invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.
In some cases, it may be difficult to detect infringement of our intellectual property rights by third parties, and, even if detected, proving infringement may be difficult. If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering Emi-Le or XMT-2056 , the defendant could counterclaim its product does not infringe the asserted patent or that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of infringement, invalidity and unenforceability is unpredictable. With respect to infringement, the court may interpret the claims in a way that establishes a third-party product does not infringe those claims, or we may be otherwise unsuccessful in establishing that a third-party product embodies or practices each element of the claim and therefore infringes the claim. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Any such loss of patent protection or a finding that a third party’s competitive product does not infringe our patents could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
We may conduct clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.
We may conduct one or more clinical trials with one or more trial sites that are located outside the United States. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” The court concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. More recently, however, on February 14, 2025, a federal district court in Washington, DC fully embraced the reasoning of that court’s decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point. Depending on what changes the FDA may make to its orphan drug regulations and policies, we may lose any expected benefits of the orphan drug designation we have received for XMT-2056, and our business could be adversely impacted.
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
Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.
The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and CHMP, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the U.S. Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across the FDA of approximately 20,000 employees, with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for the Department, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.
In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs and NDAs/BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek approval of any of our product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit.
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
There can be no assurance that the FDA will agree with any proposed surrogate endpoints or that we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval for any of our product candidates. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.
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

It is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. However, the FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices. Under this final rule, LDTs are required to come into compliance with the FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this LDT final rule could potentially be affected by the Executive Order, Regulatory Freeze Pending Review, issued by President Trump on January 20, 2025 and/or the anticipated change in leadership at the FDA under the new administration. Further, while the final regulation was set to take effect on May 6, 2025, a number of parties challenged the legality of the LDT regulation in a federal district court. That court has scheduled a hearing on this matter on February 19, 2025, and is expected to issue a ruling shortly thereafter. On March 31, 2025, that court vacated the regulation in its entirety with nationwide effect. As of the date of this Quarterly Report on Form 10-Q, the FDA has not appealed this decision.
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
In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties have also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and oral arguments took place on October 30, 2024. In April 2025, oral arguments took place in an additional three cases.
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
On April 15, 2025, President Trump issued an Executive Order which directs the HHS to take steps to reduce the prices of pharmaceutical products. The new Executive Order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Executive Order relate to the 340B program. Specifically, one provision calls on the Secretary of the HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs the HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the Executive Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Subsequently, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Executive Order directs the Secretary of the HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of the HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.
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

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.
The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline tariff on all countries, including China, remains in effect, and the additional “reciprocal” tariffs imposed on China of 34% were, on May 14, 2025, suspended for 90 days. An earlier 20% tariff on China related to the influx of synthetic opioids also remains in effect, bringing the total tariffs applicable to all imports from China to 30% as of May 14, 2025 (other potentially applicable tariffs imposed under Section 301 or Section 232 also remain in effect). Canada and Mexico are also subject to a tariff of 25% as of May 14, 2025 for goods that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China.
Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.
As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.
Some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible trade sanctions against certain Chinese biotechnology companies, including WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Escalating tensions between the United States and China may prevent or hinder the export of materials or technical information between us and our CDMO and third parties, such as pharmaceutical partners. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.
In addition, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 7085), and the Senate has advanced a substantially similar bill, though it did not pass. If the legislation had been enacted into law, it would have potentially restricted the ability of U.S. biotechnology companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. Congress could reintroduce similar laws, which, if passed, would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.
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
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on members of our senior management, including Martin Huber, M.D., our President and Chief Executive Officer, who succeeded Anna Protopapas in that role in September 2023. We also announced the departures of our Chief Medical Officer and Chief People Officer in September 2023, and our Chief Manufacturing Officer departed in June 2024. The loss of the services of any additional members of our senior management could impede the achievement of our development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
Recruiting and retaining qualified scientific, clinical, sales and marketing personnel will also be critical to our success. We conduct our operations at our facility in Cambridge, Massachusetts, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Further, in 2023 and in May 2025, we implemented significant reductions-in-force, which may make future retention and recruiting of qualified personnel more difficult. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed or have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
Our strategic restructuring and reprioritization plan and workforce reduction announced on May 6, 2025 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
On May 6, 2025, we announced the implementation of a strategic restructuring and reprioritization plan, including a reduction in force of approximately 55% of our then-current employee base across all functions, or the 2025 Restructuring. We expect to substantially complete the 2025 Restructuring by the end of the third quarter of 2025. As a result of the strategic restructuring and reprioritization plan and the 2025 Restructuring, we estimate that we will reduce certain of our operating expenses going forward. However, these estimates are subject to several assumptions, and actual results may differ. We may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the announced plan, our operating results and financial condition could be adversely affected. The workforce reduction may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale, as well as result in weaknesses in our infrastructure and operations, and may increase the risk that we become unable to comply with legal and regulatory requirements. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical and/or manufacturing personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing Emi-Le and XMT-2056 or from supporting our ongoing collaborations.

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
If we are able to successfully advance our current product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations have expanded in the past, we have needed to, and if our operations expand again in the future, we expect that we will continue to need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. Due to our limited financial resources and the logistical and operational changes involved in managing such anticipated growth, we may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or disrupt our operations.
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
Our stock price has been and may continue to be volatile. During the period from May 9, 2022 to May 9, 2025, the closing price of our common stock ranged from a high of $9.55 per share to a low of $0.26 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
•results and timing of clinical trials of our product candidates, Emi-Le and XMT-2056;
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
•changes in market conditions for biopharmaceutical stocks; and
•changes in general market and economic conditions, such as geopolitical conflicts, including the ongoing conflict between Russia and Ukraine and the ongoing conflict in the Middle East, sustained high interest rates, tariffs and other trade restrictions and inflation.
In addition, the stock market has historically experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. In addition, market uncertainty and volatility have been magnified as a result of the new U.S. administration and resulting uncertainties regarding actual and potential shifts in United States and foreign, trade, economic and other policies, including with respect to treaties and tariffs and other trade restrictions. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price for which they paid for their shares. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.
On February 25, 2025, we received written notice from the Listing Qualifications Department of Nasdaq stating that we are not in compliance with Nasdaq Listing Rule 5450(a)(1) because we had not maintained a minimum closing bid price of our common stock of at least $1.00 per share for the last 30 consecutive business days, or the Minimum Bid Price Requirement. Receipt of the notice from Nasdaq had no immediate effect on the listing or trading of our common stock on Nasdaq.
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
If we are not deemed in compliance with the Minimum Bid Price Requirement before the expiration of the 180-day compliance period, we may be afforded an additional 180-day compliance period. To qualify, we would be required to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market, provided we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of its bid price requirement. However, we do not believe that we will be eligible to transfer the listing of our common stock to the Nasdaq Capital Market because we currently do not have positive stockholders’ equity, which is required, among other things, in order to be eligible for listing on the Nasdaq Capital Market. To effect such a transfer, among other things, we would also need to pay an application fee to Nasdaq and provide written notice to Nasdaq of our intention to cure this deficiency during the second compliance period, including by effecting a reverse stock split (as discussed below), if necessary, to gain compliance with the Minimum Bid Price Requirement.
If we do not regain compliance with the Minimum Bid Price Requirement within the initial compliance period and it appears to Nasdaq’s staff that we will not be able to regain compliance with the Minimum Bid Price Requirement during the additional compliance period, or that we are otherwise not eligible for an additional compliance period, Nasdaq’s staff will provide written notification to us that our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq’s rules permit us to appeal the delisting determination by the Nasdaq staff to a hearings panel. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq’s staff to the hearings panel, that such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Requirement. These options include, but are not limited to, effecting a reverse stock split, if necessary, to attempt to regain compliance. To that end, on April 2, 2025, our Board of Directors unanimously approved and declared advisable an amendment to our Fifth Amended and Restated Certificate of Incorporation, as amended, or our Certificate of Incorporation, to effect a reverse stock split, or the Reverse Stock Split, of our issued shares of common stock at a ratio within the range of not less than 1-for-2 and not greater than 1-for-25, with the exact ratio within such range and the implementation and timing of such Reverse Split to be determined at the sole discretion of our Board of Directors. The amendment to our Certificate of Incorporation is subject to the approval of our stockholders at our 2025 Annual Meeting of Stockholders, or the 2025 Annual Meeting, to be held at 9:00 a.m., Eastern Time, on Thursday, June 12, 2025. If the proposal to approve the amendment to effect the Reverse Stock Split is approved by our stockholders at the 2025 Annual Meeting and our Board of Directors determines that the Reverse Stock Split would be in the best interests of our Company and our stockholders, our Board of Directors may determine to effect the Reverse Stock Split at any time prior to the one-year anniversary of the date on which the Reverse Stock Split is approved by our stockholders at the 2025 Annual Meeting by a ratio of not less than 1-for-2 and not greater than 1-for-25, and may determine to effect such Reverse Stock Split promptly after the 2025 Annual Meeting if such stockholder approval is received. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, whether by effecting the Reverse Stock Split or otherwise, or maintain compliance with other Nasdaq listing requirements.
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
Provisions in our Certificate of Incorporation our second amended and restated by-laws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Our Certificate of Incorporation, second amended and restated by-laws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. Our Certificate of Incorporation and second amended and restated by-laws include provisions that:
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

Any provision of our Certificate of Incorporation, second amended and restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our ability to use net operating losses and certain tax credit carryforwards may be subject to certain limitations.
For the years ended December 31, 2024, 2023 and 2022, we recorded no income tax benefit for the net operating losses, or NOLs, incurred in each year, due to the uncertainty of realizing a benefit from those items. We have incurred NOLs since our inception. At December 31, 2024, we had federal and state NOL carryforwards of approximately $462.2 million and $394.9 million, respectively. Of the $462.2 million of federal NOL carryforwards, $10.6 million expire at various dates through 2037. The remaining $451.6 million of federal NOL carryforwards do not expire. The state NOL carryforwards expire at various dates through 2044. At December 31, 2024, we had federal and state research and development tax credit carryforwards of approximately $28.2 million and $7.2 million, respectively, which expire at various dates through 2044. Under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Section 382 of the Internal Revenue Code, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have determined that ownership changes have occurred since our inception and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs and research and development tax credit carryforwards. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs and research and development tax credit carryforwards. Furthermore, our ability to utilize our NOLs and research and development tax credit carryforwards is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for at least the next several years; thus, we do not know when we will generate the U.S. federal taxable income necessary to utilize our NOLs. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
Our Certificate of Incorporation designates the state or federal courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Certificate of Incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, as amended, or our second amended and restated by-laws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation, as amended, or second amended and restated by-laws or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity that purchases or otherwise acquires any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation, as amended, described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
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
Our results of operations could be adversely affected by general conditions in the global economy, geopolitical considerations and global financial market conditions, including changes in inflation, tariffs and other trade restrictions, interest rates and overall economic conditions and uncertainties. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. We cannot assure stockholders that deterioration of the global credit and financial markets would not negatively impact our stock price, our current portfolio of cash equivalents or investments, or our ability to meet our financing objectives. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. A weak or declining economy could also strain our suppliers and vendors involved in our clinical development activities.

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
There can be no assurance that our efforts to maintain or improve our control processes will ultimately be successful or avoid potential future material weaknesses. We implemented the 2023 Restructuring , which resulted, in some instances, in different employees performing internal control activities than those who have previously performed those activities, and we expect that we will experience similar impacts as we implement the 2025 Restructuring. A changing operating environment increases the risk that our system of internal controls is not designed effectively or that internal control activities will not occur as designed. The 2025 Restructuring and any further departures of accounting or finance function employees or consultants, or of individuals in other business areas responsible for overseeing key internal controls, may increase the likelihood of future internal controls deficiencies. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

We, or the third parties upon whom we depend, may be adversely affected by serious disasters.
Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or human-made accident or incident that results in us being unable to fully use our facilities, or the facilities of third parties with which we contract, may have a material and adverse effect on our ability to operate our business and may have significant negative consequences on our financial and operating conditions. Loss of access to these facilities or operations may result in increased costs, delays in the development of our product candidates or the interruption of our business operations for a substantial period of time.
There can be no assurance that the amounts of insurance that we maintain will be sufficient to satisfy any damages and losses in the event a serious disaster or similar event occurs. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our development programs and commercialization efforts may be harmed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
(c) On February 3, 2025, Anna Protopapas, a member of our board of directors and our former President and Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This plan, which Ms. Protopapas entered into on November 14, 2024, provided for the potential exercise of vested stock options expiring in May 2025 and the associated sale of up to 748,366 shares of our common stock. No transactions occurred under this plan prior to its termination.
Other than as discussed above, none of our other directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5–1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or a non-10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2025.

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

Mersana Therapeutics, Inc.

Dated: May 15, 2025	By:	/s/ Martin Huber
Martin Huber, M.D. President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: May 15, 2025	By:	/s/ Brian DeSchuytner
Brian DeSchuytner Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)