Form 10-Q
period 2025-06-30
Mersana Therapeutics, Inc.
filed 2025-08-13
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 4,990,692 shares of Common Stock ($0.0001 par value per share) outstanding as of August 8, 2025.

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$76,972	$107,750
Short-term marketable securities	—	26,870
Accounts receivable	266	—
Prepaid expenses and other current assets	2,903	2,284
Total current assets	80,141	136,904
Property and equipment, net	1,037	2,203
Operating lease right-of-use assets	2,895	4,578
Other assets, noncurrent	500	978
Total assets	$84,573	$144,663
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,923	$4,330
Accrued expenses	15,184	18,964
Deferred revenue	20,183	22,168
Operating lease liabilities	3,270	3,856
Short-term debt, net	17,351	12,500
Other current liabilities	427	640
Total current liabilities	59,338	62,458
Operating lease liabilities, noncurrent	—	1,292
Long-term debt, net	—	10,950
Deferred revenue, noncurrent	78,381	79,464
Other liabilities, noncurrent	—	8
Total liabilities	137,719	154,172
Commitments (Note 11)
Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 4,990,692 and 4,626,010 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	890,826	886,034
Accumulated other comprehensive income	—	10
Accumulated deficit	(943,972)	(895,553)
Total stockholders’ deficit	(53,146)	(9,509)
Total liabilities and stockholders’ deficit	$84,573	$144,663
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$3,056	$2,293	$5,810	$11,538
Operating expenses:
Research and development	16,218	17,245	34,559	35,931
General and administrative	7,415	10,503	16,340	22,063
Restructuring expenses	3,940	—	3,940	—
Total operating expenses	27,573	27,748	54,839	57,994
Other income (expense):
Interest income	895	2,170	2,059	4,867
Interest expense	(674)	(983)	(1,449)	(1,985)
Total other income, net	221	1,187	610	2,882
Net loss	(24,296)	(24,268)	(48,419)	(43,574)
Other comprehensive loss
Unrealized (loss) gain on marketable securities, net of tax	—	19	(10)	(82)
Comprehensive loss	$(24,296)	$(24,249)	$(48,429)	$(43,656)
Net loss attributable to common stockholders — basic and diluted	$(24,296)	$(24,268)	$(48,419)	$(43,574)
Net loss per share attributable to common stockholders — basic and diluted	$(4.87)	$(4.96)	$(9.72)	$(8.93)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	4,986,784	4,897,643	4,982,718	4,877,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2023	4,828,577	$—	$863,254	$11	$(826,361)	$36,904
Issuance of common stock from at-the-market transactions, net of issuance costs of $185	41,647	—	5,780	—	—	5,780
Exercise of stock options	484	—	48	—	—	48
Vesting of restricted stock units	23,701	—	—	—	—	—
Stock-based compensation expense	—	—	4,660	—	—	4,660
Other comprehensive loss	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(19,306)	(19,306)
Balance at March 31, 2024	4,894,409	$—	$873,742	$(90)	$(845,667)	$27,985
Exercise of stock options	84	—	8	—	—	8
Vesting of restricted stock units	6,394	—	—	—	—	—
Sales of common stock pursuant to ESPP	6,142	—	258	—	—	258
Stock-based compensation expense	—	—	4,425	—	—	4,425
Other comprehensive gain	—	—	—	19	—	19
Net loss	—	—	—	—	(24,268)	(24,268)
Balance at June 30, 2024	4,907,029	$—	$878,433	$(71)	$(869,935)	$8,427

Balance at December 31, 2024	4,626,010	$—	$886,034	$10	$(895,553)	$(9,509)
Vesting of restricted stock units and other stock awards	37,781	—	—	—	—	—
Exercise of pre-funded warrants in exchange for common stock	321,415	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	2,775	—	—	2,775
Other comprehensive loss	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(24,123)	(24,123)
Balance at March 31, 2025	4,985,206	$—	$888,808	$—	$(919,676)	$(30,868)
Vesting of restricted stock units and other stock awards	1,735	—	—	—	—	—
Sales of common stock pursuant to ESPP	3,751	—	29	—	—	29
Stock-based compensation expense	—	—	1,989	—	—	1,989
Net loss	—	—	—	—	(24,296)	(24,296)
Balance at June 30, 2025	4,990,692	$—	$890,826	$—	$(943,972)	$(53,146)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(48,419)	$(43,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	603	826
Impairment loss on property and equipment	563	—
Net amortization of premiums and discounts on marketable securities	(140)	(2,402)
Stock-based compensation	4,764	9,085
Non-cash operating lease expense	1,683	1,512
Other non-cash items	154	153
Changes in operating assets and liabilities:
Accounts receivable	(266)	(1,570)
Prepaid expenses and other current assets	(142)	321
Other assets	—	(500)
Accounts payable	(1,407)	(4,174)
Accrued expenses	(3,781)	(4,116)
Operating lease liabilities	(1,878)	(1,476)
Other liabilities	(594)	—
Deferred revenue	(3,068)	(8,597)
Net cash used in operating activities	(51,928)	(54,512)

Cash flows from investing activities
Maturities of marketable securities	27,000	40,000
Purchase of marketable securities	—	(106,901)
Upfront proceeds from sale of property and equipment	395	—
Purchase of property and equipment	—	(132)
Net cash provided by (used in) investing activities	27,395	(67,033)

Cash flows from financing activities
Net proceeds from at-the-market facilities	—	5,780
Proceeds from exercise of stock options	—	56
Proceeds from sales of common stock under ESPP	29	258
Repayment of debt	(6,250)	—
Payments under finance lease obligations	(24)	(112)
Net cash (used in) provided by financing activities	(6,245)	5,982

Decrease in cash, cash equivalents and restricted cash	(30,778)	(115,563)
Cash, cash equivalents and restricted cash, beginning of period	108,228	175,039
Cash, cash equivalents and restricted cash, end of period	$77,450	$59,476

Supplemental cash flow information:
Cash paid for interest	$1,315	$1,751
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
In May 2025, the Company announced the implementation of a strategic restructuring and reprioritization plan that included a commitment to reduce the Company’s then-current employee base by approximately 55% across all functions (the “2025 Restructuring”). As part of the strategic restructuring and reprioritization plan, the Company also announced that it would reduce its research activities, eliminate its internal pipeline development efforts and, in the near term, focus Emi-Le development efforts on breast cancer to enable the generation of additional safety, tolerability and clinical activity data while continuing to support the dose escalation portion of the Company’s Phase 1 clinical trial of XMT-2056 and its ongoing collaborations. Refer to Note 13, Restructuring, for more information.
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
As a clinical-stage biopharmaceutical company that has devoted substantially all its efforts towards research and development activities, the Company has incurred cumulative net losses and negative cash flows from its operations since its inception. For the three months ended June 30, 2025 and 2024, the Company’s net loss was $24.3 million and $24.3 million, respectively. For the six months ended June 30, 2025 and 2024, the Company’s net loss was $48.4 million and $43.6 million, respectively. As of June 30, 2025, the Company had an ending cash balance of $77.0 million and an accumulated deficit of $944.0 million. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ deficit and working capital. The Company expects to continue to incur operating losses for at least the next several years. The future success of the Company is dependent upon, among other factors, its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
In order to fund its operations beyond twelve months from the date of these financial statements, the Company will need to raise additional funds, which could be through a combination of equity offerings, debt financings, other third-party funding, and strategic collaborations and licensing transactions. If the Company is unable to obtain future funding when needed, the Company may be forced to delay, reduce or eliminate some or all of its development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company’s estimates underlying its cash runway projections are based on assumptions that are subject to risks and uncertainties and may change or prove to be inaccurate as a result of multiple factors, many of which are outside of the Company’s control. There can be no assurance that the Company will be successful in obtaining sufficient funding to support continuing operations on terms acceptable to the Company or at all. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024, the statements of stockholders’ (deficit) equity for the three and six months ended June 30, 2025 and 2024 and statements of cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period.
On July 25, 2025, the Company effected a 1-for-25 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not impact the number of authorized shares of common stock or preferred stock or the par value per share of the common stock or preferred stock. All share and per share amounts in these condensed consolidated financial statements and notes thereto, except for the number of authorized shares and par value per share of the Company’s common stock or preferred stock, have been adjusted retroactively to reflect the Reverse Stock Split for all periods presented. Refer to Note 8, Stockholders’ equity, for more information.
2. Summary of significant accounting policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly owned subsidiary, Mersana Securities Corp. All intercompany balances and transactions have been eliminated.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2025 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
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
The Company deferred revenue recognition related to the License Option. If the License Option is exercised and GSK obtains an exclusive license, the Company will recognize revenue as it fulfills its obligations under the GSK Agreement. If the Option is not exercised, the Company will recognize the entirety of the revenue in the period when the Option expires. As of June 30, 2025, the Company considered the remaining milestones to be fully constrained as achievement was outside the control of the Company. During July 2025, the Company achieved a $15.0 million development milestone related to its efforts under the GSK agreement. The milestone payment is due in the third quarter of 2025.
During the three and six months ended June 30, 2025, the Company recorded collaboration revenue of a de minimis amount and $1.0 million, respectively, related to its efforts under the GSK Agreement. During the three and six months ended June 30, 2024, the Company recorded collaboration revenue of a de minimis amount related to its efforts under the GSK Agreement. As of June 30, 2025 and December 31, 2024, the Company had recorded $90.4 million and $91.5 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the respective performance obligations.
Johnson & Johnson
On February 2, 2022, the Company entered into a research collaboration and license agreement with Janssen Biotech Inc. (“Johnson & Johnson” and such agreement, as amended on July 14, 2023 and September 25, 2023, the “Johnson & Johnson Agreement”) focused on the research, development and commercialization of novel ADCs for three oncology targets by leveraging the Company’s ADC expertise and Dolasynthen platform with Johnson & Johnson’s proprietary antibodies. Upon execution of the Johnson & Johnson Agreement, the Company received a non-refundable upfront payment of $40.0 million. The Johnson & Johnson Agreement permits Johnson & Johnson to select up to three targets and to substitute each target once prior to a substitution deadline. Between the execution of the Johnson & Johnson Agreement in 2022 and December 31, 2023, Johnson & Johnson selected three targets under the Johnson & Johnson Agreement. During the year ended December 31, 2023, Johnson & Johnson exercised its first substitution right for a certain target. Johnson & Johnson was not required to pay a fee for its first substitution right but would have been required to pay a one-time fee for access to the subsequent substitution rights following its exercise of its second substitution right.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
On August 27, 2024, the Company entered into a clinical supply agreement with Johnson & Johnson (the “2024 Johnson & Johnson CSA” and, together with the Johnson & Johnson Agreement, the “Johnson & Johnson Agreements”). Under the terms of the 2024 Johnson & Johnson CSA, the Company performs clinical manufacturing services for Johnson & Johnson related to a licensed ADC for a selected target. Johnson & Johnson is required to pre-pay for such services at agreed-upon rates. The Company may enter into future clinical supply agreements should Johnson & Johnson request clinical supply services either beyond the scope of the 2024 Johnson & Johnson CSA or with respect to any other licensed ADC. Johnson & Johnson may also request that the Company perform a technology transfer of bioconjugation and manufacturing process technology, at Johnson & Johnson's cost, at an agreed upon rate. During the year ended December 31, 2024, Johnson & Johnson terminated without cause its development of ADCs directed to the other two targets it had selected under the Johnson & Johnson Agreement. As a result, the Johnson & Johnson Agreement remains in effect with respect to the one remaining target.
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
As of June 30, 2025, the revised total transaction price for the Johnson & Johnson Agreement was $56.0 million based on the reassessment of the constraint of certain development milestones and the remaining risks associated with the development required to achieve the milestones. As of June 30, 2025, the Company considered the remaining milestones to be fully constrained as achievement was outside the control of the Company.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
During the three and six months ended June 30, 2024, the Company recorded collaboration revenue of $1.8 million and $7.9 million, respectively, related to its performance obligations under the Johnson & Johnson Agreement.
With respect to the 2024 Johnson & Johnson CSA, the Company concluded that each manufacturing batch of the licensed ADC that the Company committed to deliver in the next twelve months represents a material performance obligation. As of June 30, 2025, the transaction price was $9.3 million based on the total costs expected to be incurred to develop and manufacture the licensed ADC. The Company is recognizing revenue related to the performance obligations over the estimated period of the clinical manufacturing services using a proportional performance model. During the three and six months ended June 30, 2025, the Company recorded collaboration revenue of $3.3 million and $4.0 million, respectively, related to its performance obligations under the 2024 Johnson & Johnson CSA.
As of June 30, 2025 and December 31, 2024, the Company had recorded $1.0 million and $3.2 million, respectively, in deferred revenue related to the Johnson & Johnson Agreements that will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the respective performance obligations.
Merck KGaA
Immunosynthen Platform Agreement
On December 22, 2022, the Company entered into a research collaboration and license agreement with Ares Trading S.A., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany (Merck KGaA and/or its affiliate, as applicable, “Merck KGaA” and such agreement, the “2022 Merck KGaA Agreement”), focused on the research, development and commercialization of novel ADCs for up to two specific target antigens by leveraging the Company’s ADC expertise and Immunosynthen platform with Merck KGaA’s proprietary antibodies. In connection with the 2022 Merck KGaA Agreement, the Company received a non-refundable upfront payment of $30.0 million. Pursuant to the 2022 Merck KGaA Agreement, the Company granted Merck KGaA two exclusive, non-transferable, worldwide licenses - a research license and a commercialization license (together, the “Merck KGaA Licenses”).
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
During the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025 and 2024, the Company recorded collaboration revenue of $0.4 million, a de minimis amount, $0.5 million and $3.2 million, respectively, related to its efforts under the 2022 Merck KGaA Agreement. As of June 30, 2025 and December 31, 2024, the Company had recorded $7.1 million and $7.0 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the respective performance obligations.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2025
Contract liabilities:
Total deferred revenue	$101,632	$2,742	$(5,810)	$98,564

Six months ended June 30, 2024
Contract liabilities:
Total deferred revenue	$125,314	$2,940	$(11,338)	$116,916
The Company did not record any contract assets associated with its collaboration agreements as of June 30, 2025 and 2024.
During the three and six months ended June 30, 2025 and 2024, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$2,401	$2,293	$4,558	$11,231

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value.

	June 30, 2025
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$41,207	$41,207	$—	$—
U.S. treasury securities	1,499	1,499	—	—
	$42,706	$42,706	$—	$—

	December 31, 2024
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$79,344	$79,344	$—	$—
Marketable securities
U.S. treasury securities	$26,870	$26,870	$—	$—
There were no changes in valuation techniques or transfers between fair value measurement levels during the six months ended June 30, 2025 or during the year ended December 31, 2024.
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
As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 7, Debt) approximated fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company. The New Credit Facility is discussed in more detail in Note 7, Debt.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents, and restricted cash as of June 30, 2025 and 2024.

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$107,750	$76,972	$174,561	$58,998
Restricted cash included in other assets, noncurrent	478	—	478	478
Restricted cash included in prepaid expenses and other current assets	—	478	—	—
Total cash, cash equivalents and restricted cash per statement of cash flows	$108,228	$77,450	$175,039	$59,476
The restricted cash is held as a security deposit for a standby letter of credit related to the Company's facility lease.
Marketable securities
The following tables summarize the Company's marketable securities held at December 31, 2024. The Company did not hold marketable securities as of June 30, 2025.

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$26,860	$10	$—	$26,870
The Company did not realize any gains or losses recognized on the sale of marketable securities during the six months ended June 30, 2025 and 2024, and as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.
As of December 31, 2024, the Company's debt security portfolio did not have any securities that were in an unrealized loss position. There were no securities in an unrealized loss position for greater than 12 months as of December 31, 2024.
The Company did not record any charges for credit-related impairments for any debt securities in its portfolio during the six months ended June 30, 2025 and 2024.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
6. Accrued expenses
Accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Accrued clinical expenses	$5,838	$3,883
Accrued manufacturing expenses	3,793	5,862
Accrued payroll and related expenses	2,600	7,341
Accrued restructuring expenses	1,567	—
Accrued professional fees	692	800
Accrued research, development and non-clinical expenses	497	782
Accrued other	197	296
	$15,184	$18,964
7. Debt
On October 29, 2021, the Company entered into a loan and security agreement (as amended on February 17, 2022, October 17, 2022, December 27, 2022, and March 23, 2023, the “New Credit Facility”) with Silicon Valley Bank (“former SVB”) and Oxford Finance LLC (“Oxford” and, together with former SVB and the other lenders from time to time a party thereto, the “Lenders”). In March 2023, Silicon Valley Bridge Bank, N.A. (“SVBB”), as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a Lender. The New Credit Facility was secured by substantially all of the Company's personal property owned or later acquired, excluding intellectual property (but including the rights to payments and proceeds from intellectual property), and a negative pledge on intellectual property. The Company had drawn $25.0 million under the New Credit Facility as of June 30, 2025. The Company had repaid $8.3 million of principal under the New Credit Facility as of June 30, 2025.
On July 1, 2025, the Company entered into a letter agreement with the Lenders providing for the repayment by the Company of all amounts owed under the New Credit Facility. On July 1, 2025, the Company paid approximately $17.9 million, including $16.7 million of principal, $1.1 million for the final payment, and $0.1 million of interest, relieving all of the Company’s indebtedness and obligations to the Lenders under the New Credit Facility.
Refer to Note 8, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, for more information regarding the New Credit Facility.
As a result of the repayment on July 1, 2025, the Company reflected its remaining debt obligations as short-term debt as of June 30, 2025. The $17.4 million of short-term debt per the condensed consolidated balance sheets consists of $16.7 million of outstanding principal and $0.8 million of accretion related to the final payment less $0.1 million of unamortized debt financing costs.
Interest expense related to the New Credit Facility for the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025 and 2024 was $0.6 million, $1.0 million, $1.4 million and $1.9 million, respectively.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
8. Stockholders’ equity
Reverse stock split
On July 25, 2025, the Company effected the Reverse Stock Split. Every 25 shares of issued and outstanding common stock were automatically reclassified and combined into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Each stockholder who would otherwise have been entitled to a fractional share of common stock received a cash payment in lieu of such fractional share. The Reverse Stock Split did not change the number of authorized shares of common stock or preferred stock or the par value of the common stock or preferred stock. As of the effective date of the Reverse Stock Split, common stock per the consolidated balance sheets was reduced proportionately based on the 1-for-25 exchange ratio, and additional paid-in capital was increased by the same amount.
All share and per share amounts in these condensed consolidated financial statements and notes thereto, except for the number of authorized shares of common stock or preferred stock or par value of common stock or preferred stock, have been adjusted retroactively to reflect the Reverse Stock Split for all periods presented.
Preferred stock
As of June 30, 2025, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
At-the-market (“ATM”) equity offering program
In November 2022, the Company established an ATM equity offering program (the “November 2022 ATM”), pursuant to which the Company was able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. During the six months ended June 30, 2024, the Company sold 41,647 shares of common stock under the November 2022 ATM, resulting in net proceeds of $5.8 million. As of December 31, 2024, the November 2022 ATM was no longer available for the offer and sale of additional shares of common stock due to the expiration of the applicable registration statement.
In February 2024, the Company established an ATM equity offering program (the “February 2024 ATM”), pursuant to which it is able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. As of June 30, 2025, $100.0 million remained unsold and available for sale under the February 2024 ATM.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Pre-Funded warrants
On December 19, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with EcoR1 Capital, LLC (the “Exchanging Stockholders”), pursuant to which the Exchanging Stockholders agreed to exchange an aggregate of 321,467 shares of common stock of the Company beneficially owned by the Exchanging Stockholders in consideration for pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 321,467 shares of Common Stock (the “Pre-Funded Warrant Shares”), with an exercise price of $0.0025 per share. The Pre-Funded Warrants were exercisable at any time after the date of issuance, except that the Pre-Funded Warrants could not be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would have beneficially owned more than 9.99% of the Company’s common stock, subject to certain exceptions.
Refer to Note 9, Stockholders’ equity, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, for more information regarding the Pre-Funded Warrants. As of December 31, 2024, none of the Pre-Funded Warrants had been exercised. In January 2025, the Exchanging Shareholders issued an exercise notice and a cashless exercise of all the Pre-Funded Warrants occurred, resulting in the issuance of 321,415 shares of common stock.
Common stock
The holders of the Company’s common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors of the Company (the “Board”).
As of June 30, 2025 and December 31, 2024, there were 702,618 and 967,422 shares, respectively, of common stock reserved in the aggregate for the exercise of outstanding stock options, settlement of restricted stock units (“RSUs”) and exercise of Pre-Funded Warrants, as applicable.

	June 30, 2025	December 31, 2024
Stock options	542,488	488,627
Restricted stock units	160,130	157,328
Pre-Funded Warrants	—	321,467
	702,618	967,422

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
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan, shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2025, the number of shares of common stock issuable under the 2017 Plan was increased by 185,039 shares. During the six months ended June 30, 2025, the Company granted an aggregate of 243,215 RSUs and options to purchase shares of common stock to employees and non-employee directors under the 2017 Plan. As of June 30, 2025, there were 230,172 shares available for future issuance under the 2017 Plan.
Under the 2017 Plan, with respect to both incentive stock options and nonqualified stock options, the exercise price per share will not be less than the fair market value of the common stock on the date of grant and the vesting period for options granted to employees is generally four years. In accordance with the Company's non-employee director compensation policy, as in effect from time to time, options granted to non-employee directors in lieu of cash retainer fees earned are fully vested upon grant, options granted to non-employee directors upon initial election to the Board vest over three years, and options granted to non-employee directors on the date of each of annual meeting of stockholders vest over one year. Options granted under the 2017 Plan expire no later than 10 years from the date of grant. Options under the 2007 Plan were granted at an exercise price established by the Board (or an authorized committee thereof) that was not less than the fair market value of the underlying common stock on the date of grant and subject to such vesting provisions determined by the Board (or an authorized committee thereof). The Board may accelerate vesting or otherwise adjust the terms of granted options in the case of a merger, consolidation, dissolution, or liquidation of the Company.
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
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 80,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the six months ended June 30, 2025, the Company granted an aggregate of 1,895 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of June 30, 2025, there were 53,840 shares available for future issuance under the Inducement Plan.
As of June 30, 2025, there were options to purchase 13,800 shares of common stock outstanding which were granted as inducement awards prior to the establishment of the Inducement Plan.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2024	488,627	$158.83
Granted	138,167	$15.21
Exercised	—	$—
Cancelled/forfeited	(84,306)	$100.98
Outstanding at June 30, 2025	542,488	$131.24
Exercisable at June 30, 2025	325,106	$187.80
The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $13.36 and $62.58 per share, respectively.
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
A summary of the RSU activity is as follows:

Number of Shares
Unvested at December 31, 2024	157,328
Granted	106,943
Vested	(39,516)
Forfeited	(64,625)
Unvested at June 30, 2025	160,130
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved, the 2017 employee stock purchase plan (the “2017 ESPP”). The number of shares of common stock issuable under the 2017 ESPP was increased by 18,000 on January 1, 2025. The Company issued 3,751 shares under the 2017 ESPP during the six months ended June 30, 2025. As of June 30, 2025, there were 35,799 shares available for issuance under the 2017 ESPP.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock options	$1,344	$2,498	$2,948	$5,095
Restricted stock units and other stock awards	621	1,813	1,721	3,762
Employee stock purchase plan	24	114	95	228
Stock-based compensation expense included in total operating expenses	$1,989	$4,425	$4,764	$9,085
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$908	$2,362	$2,352	$4,890
General and administrative	1,081	2,063	2,412	4,195
Stock-based compensation expense included in total operating expenses	$1,989	$4,425	$4,764	$9,085
As of June 30, 2025, there was $7.6 million and $6.3 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 1.6 years and 2.3 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.0%	4.4%	4.4%	4.0%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	5.50	5.49	6.00	5.98
Expected stock price volatility	122%	118%	121%	116%
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and Six Months Ended June 30, 2025	Three and Six Months Ended June 30, 2024
Stock options	542,488	505,527
Unvested restricted stock units	160,130	197,640
	702,618	703,167
11. Commitments
License agreements
During the three and six months ended June 30, 2025 and 2024, the Company did not record research and development expense related to non-refundable license payments or development milestones.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
12. Segment reporting
The following table presents the significant revenue and expense categories in the Company’s single operating and reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Collaboration revenue	$3,056	$2,293	$5,810	$11,538
Research and development expense:
Emi-Le external costs	4,831	3,077	10,399	5,943
XMT-2056 external costs	1,693	986	3,506	2,047
UpRi external costs	—	129	—	569
Preclinical, discovery, and collaboration external costs	2,060	164	2,778	310
Internal research and development expense (a)	6,726	10,527	15,524	22,172
General and administrative expense	6,334	8,440	13,928	17,868
Stock-based compensation expense	1,989	4,425	4,764	9,085
Restructuring expense	3,940	—	3,940	—
Other:
Interest income	895	2,170	2,059	4,867
Interest expense	(674)	(983)	(1,449)	(1,985)
Segment and consolidated net loss	$(24,296)	$(24,268)	$(48,419)	$(43,574)
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
13. Restructuring
On May 6, 2025, the Company announced the implementation of a strategic restructuring and reprioritization plan and the 2025 Restructuring. The 2025 Restructuring is expected to be substantially complete by the end of the third quarter of 2025.
As a result of the 2025 Restructuring, the Company estimates that it will incur approximately $4 - 4.5 million in the aggregate in costs consisting of severance and benefit payments, outplacement services and related expenses. Restructuring costs incurred are included within restructuring expenses on the condensed consolidated statements of operations and comprehensive loss. The estimate of costs that the Company expects to incur and the expected timing to complete the 2025 Restructuring are subject to a number of assumptions, and actual results may differ.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The following table summarizes the charges incurred in connection with the 2025 Restructuring:

(in thousands)	Severance & Employee Related Costs
Cumulative costs to date	$3,940
Costs incurred during the three and six months ended June 30, 2025	$3,940
The following tables summarizes the charges incurred in connection with the Restructuring related to research and development activities and general and administrative activities:

(in thousands)	Three and six months ended June 30, 2025
Research and development related	$2,919
General and administrative related	$1,021
Accrued restructuring costs, which are included in accrued expenses on the condensed consolidated balance sheets, were as follows:

(in thousands)	Severance & Employee Related Costs
Balance at December 31, 2024	$—
Additional expense	3,940
Cash payments	(2,373)
Balance at June 30, 2025	$1,567
14. Property and equipment sale
The Company reduced its research activities and is eliminating its internal pipeline development efforts pursuant to the strategic restructuring and reprioritization plan announced with the 2025 Restructuring. In June 2025, the Company entered into an agreement to sell its laboratory equipment and received an upfront cash payment of $0.4 million, representing 50% of the sale price. The remaining 50% of the sale price will be receivable after the equipment is delivered. The laboratory equipment is classified as held for sale as of June, 30, 2025, and the carrying value has been reduced to its fair value less costs to sell. As a result, the Company incurred an impairment loss of $0.6 million during the three and six months ended June 30, 2025, which is included within research and development expenses on the condensed consolidated statements of operations and comprehensive loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and the audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or SEC, on March 3, 2025. Unless otherwise indicated in this Quarterly Report on Form 10-Q, all share amounts and per share amounts, except for the number of authorized shares of common stock or preferred stock or par value of common stock or preferred stock, have been adjusted to reflect a 1-for-25 reverse split of our common stock, or the Reverse Stock Split.
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
On June 2, 2025, we announced the presentation in an oral session at the American Society of Clinical Oncology 2025 Annual Meeting, or ASCO, of additional positive interim clinical data as of a March 8, 2025 data cut date from the dose escalation and backfill cohorts of our ongoing Phase 1 clinical trial of Emi-Le.
The following clinical activity data from evaluable patients (those with measurable disease at baseline and at least one post-baseline scan) as of March 8, 2025 were presented at ASCO:
•31% confirmed objective response rate, or ORR, (8/26) across all enrolled tumor types with B7-H4 high tumor expression (defined as a tumor proportion score of 70% or higher) receiving intermediate Emi-Le doses (38.1 milligrams per meter squared, or mg/m2, to 67.4 mg/m2 per cycle).
◦44% confirmed ORR (7/16) in the subset of patients with ≤4 prior lines of therapy.
•56% ORR (5/9, including one unconfirmed response as of the March 8, 2025 data cut date that was subsequently confirmed) in evaluable patients with ACC-1 regardless of dose and B7-H4 expression. Among all ACC-1 patients who were enrolled in the Phase 1 clinical trial, the median progression free survival, or PFS, had not yet been reached as of the March 8, 2025 data cut date. ACC-1 is a rare and aggressive cancer that most frequently originates in the salivary glands. With no approved therapies, median PFS and median overall survival for patients with ACC-1 are reported to be 2-3 months and 2-3 years, respectively.
Furthermore, we observed a 50% ORR (2/4) in evaluable endometrial cancer patients with B7-H4 high tumor expression receiving intermediate doses of Emi-Le.
Additionally, as of the March 8, 2025 data cut date, among evaluable patients with TNBC who received intermediate doses of Emi-Le, ORR, PFS and preliminary overall survival, or OS, data included the following:

	Patients with B7-H4 high TNBC receiving ≤4 prior treatment lines in advanced/ metastatic setting (n=7)	Patients with B7-H4 low TNBC receiving ≤4 prior treatment lines in advanced/ metastatic setting (n=11)
Received ≥1 Prior Topoisomerase-1 Inhibitor, or Topo-1, ADC	100% (7/7)	73% (8/11)
ORR	29% (2/7)	0% (0/11)
Median PFS	16.0 weeks	6.4 weeks
Median OS	Not reached	5.7 months
We presented the above TNBC data at the European Society for Medical Oncology Breast Cancer 2025 Annual Congress in May 2025.
Additionally, as of the March 8, 2025 data cut date, the dose escalation and backfill cohorts of our Phase 1 clinical trial of Emi-Le had enrolled a total of 141 patients. The enrolled patient population was heavily pretreated, with patients receiving up to 15 and a median of 4 prior lines of therapy. We retrospectively analyzed tumor samples from patients in the trial for B7-H4 expression. As of the March 8, 2025 data cut date, we had determined B7-H4 tumor expression for 116 patients. Among the 116 patients with known B7-H4 tumor expression, approximately 41% had a tumor proportion score of 70% or higher, which we have preliminarily characterized as “B7-H4 High.”
Emi-Le was observed to be generally well tolerated. As of the March 8, 2025 data cut date, the most common treatment-related adverse events, or TRAEs, of any grade across the entire patient population were transient aspartate aminotransferase, or AST, increase (44% of patients), generally asymptomatic and reversible proteinuria (40%), low-grade fatigue (33%) and generally low-grade nausea (31%). The only Grade 3 TRAEs in ≥5% or more of all patients were AST increase (17%), proteinuria (14%) and anemia (6%). Across the entire enrolled patient population, TRAEs leading to discontinuation, dose reduction and dose delay were observed in 3.5%, 16.3% and 23.4% of patients, respectively. No dose-limiting treatment-related neutropenia, neuropathy, ocular toxicity, interstitial lung disease or thrombocytopenia were reported as of the March 8, 2025 data cut date, which we believe differentiates Emi-Le from many other approved and clinical-stage ADCs.
We are currently nearing completion of the dose escalation and backfill cohort portion of our Phase 1 clinical trial of Emi-Le. Additionally, we are currently conducting the dose expansion portion of this trial in patients with TNBC who have received one to four prior treatment lines in the locally advanced or metastatic setting, including at least one prior topo-1 ADC. We have enrolled more than 45 patients across two dose expansion cohorts: the “Dose A” cohort, in which patients are receiving 67.4 mg/m2 of Emi-Le administered every four weeks. or Q4W, and the “Dose B” cohort, in which patients are receiving 80 mg/m2 of Emi-Le Q4W following a loading dose of 44.5 mg/m2 of Emi-Le on days 1 and 8 of the first four-week cycle. We plan to report initial clinical data from the dose expansion portion of our Phase 1 clinical trial of Emi-Le in the second half of 2025.
XMT-2056 is a systemically-administered Immunosynthen ADC targeting a novel human epidermal growth factor receptor 2, or HER2, epitope with a DAR of 8 that we are investigating in a Phase 1 clinical trial designed to assess the safety and tolerability. In late 2023, we announced the resolution of a U.S. Food and Drug Administration, or FDA, clinical hold on our Phase 1 clinical trial of XMT-2056 in previously treated patients with advanced or recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers, and in the first half of 2024, we restarted the trial. We continue to enroll patients in the dose escalation portion of the trial and expect to present initial clinical pharmacodynamic STING activation data in the second half of 2025. In July 2025, we achieved a $15 million development milestone under our Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK, for which payment is due to us in the third quarter of 2025.

On May 6, 2025, we announced the implementation of a strategic restructuring and reprioritization plan. In connection therewith, our board of directors approved certain expense reduction measures, including our commitment to a reduction of approximately 55% of our then-current employee base across all functions, or the 2025 Restructuring. The 2025 Restructuring is expected to be substantially complete by the end of the third quarter of 2025. As part of the strategic restructuring and reprioritization plan we announced with the 2025 Restructuring, we have also reduced our research activities and are eliminating our internal pipeline development efforts. In the near term, we are focusing Emi-Le development efforts on breast cancer to enable the generation of additional safety, tolerability and clinical activity data while continuing to support the dose escalation portion of our Phase 1 clinical trial of XMT-2056 and our ongoing collaborations.
As a result of the 2025 Restructuring, we estimate that we will incur approximately $4 - 4.5 million in the aggregate in costs resulting from cash expenditures consisting of severance and benefit payments, outplacement services and related expenses. The estimate of costs that we expect to incur and the expected timing to complete the 2025 Restructuring are subject to a number of assumptions, and actual results may differ.
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
We have entered into a global collaboration pursuant to the GSK Collaboration Agreement that provides GSK an exclusive option to co-develop and commercialize XMT-2056. In addition, we have established strategic research and development collaborations with Janssen Biotech, Inc., or Johnson & Johnson, and Ares Trading, S.A., a wholly owned subsidiary of Merck KGaA, Darmstadt, Germany, or each of these entities, as applicable, Merck KGaA, for the development and commercialization of additional ADC product candidates leveraging our proprietary platforms against a limited number of targets selected by our collaborators. We believe the potential of our ADC product candidates and platforms, supported by our scientific and technical expertise and enabled by our intellectual property strategy, all support our independent and collaborative efforts to discover and develop life-changing ADCs for patients fighting cancer.
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
Since inception, we have incurred significant cumulative operating losses. Our net losses were $48.4 million and $43.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $944.0 million. We expect to continue to incur significant expenses and operating losses over the next several years as we:
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
As of June 30, 2025, we had cash and cash equivalents of $77.0 million. On July 1, 2025, we repaid approximately $17.9 million to extinguish our indebtedness under the New Credit Facility (as defined below). We believe that our currently available funds will be sufficient to fund our current operating plan commitments into mid-2026. There is substantial doubt about our ability to continue as a going concern. For more information, refer to Liquidity and Capital Resources below and Note 1, Nature of business and basis of presentation, in the notes to the condensed consolidated financial statements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.
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
In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany. The 2022 Merck KGaA Agreement provides for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Merck KGaA's cost. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025 and 2024, we recognized $0.4 million, a de minimis amount, $0.5 million, and $3.2 million, respectively, of collaboration revenue related to the 2022 Merck KGaA Agreement.
In August 2022, we entered into the GSK Agreement with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During the three and six months ended June 30, 2025, we recognized a de minimis amount and $1.0 million, respectively, of collaboration revenue related to the GSK Agreement. During each of the three and six months ended June 30, 2024, we recognized a de minimis amount of collaboration revenue related to the GSK Agreement.

In February 2022, we entered into a research collaboration and license agreement with Johnson & Johnson for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. We refer to such agreement, as amended on July 14, 2023 and September 25, 2023, as the Johnson & Johnson Agreement. Johnson & Johnson is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Johnson & Johnson's cost. Johnson & Johnson has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In August 2024, we entered into a clinical supply agreement with Johnson & Johnson, or the 2024 Johnson & Johnson CSA, for the clinical manufacturing services related to a licensed ADC for a selected target. In December 2024, Johnson & Johnson terminated without cause its development of ADCs directed to the other two targets it had selected under the Johnson & Johnson Agreement. As a result, there is one ongoing ADC development program directed to the remaining target. During the three months ended June 30, 2025 and 2024 and six months ended June 30, 2025 and 2024, we recognized $3.4 million, $1.8 million, $4.2 million, and $7.9 million, respectively, of collaboration revenue related to performance under the Johnson & Johnson Agreement and the 2024 Johnson & Johnson CSA. The Johnson & Johnson Agreement and the 2024 Johnson & Johnson CSA are referred to as the Johnson & Johnson Agreements.
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs. While, as part of the 2025 Restructuring, we have reduced our research activities and are eliminating our internal pipeline development efforts, we expect that our future research and development costs may increase over current levels, depending on the progress of our clinical development programs. There are numerous factors associated with the successful development and commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at our current stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.
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
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical, discovery and collaboration costs. These costs relate to our former preclinical product candidates XMT-2068 and XMT-2175, development of which we have terminated in connection with the 2025 Restructuring; additional earlier discovery stage programs; reimbursable costs incurred in association with our strategic collaborations and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, and our internal research and development expenses for each of the three and six month periods ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Emi-Le external costs	$4,831	$3,077	$10,399	$5,943
XMT-2056 external costs	1,693	986	3,506	2,047
UpRi external costs	—	129	—	569
Preclinical, discovery and collaboration costs	2,060	164	2,778	310
Internal research and development costs	7,634	12,889	17,876	27,062
Total research and development costs	$16,218	$17,245	$34,559	$35,931
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
For example, in July 2023 we announced our decision to discontinue the clinical development of UpRi. Consequently, we have allocated resources previously dedicated to this program into our next-generation ADCs and platforms, Dolasynthen and Immunosynthen. Similarly, as part of our strategic restructuring and reprioritization plan and the 2025 Restructuring, we have reduced our research activities and are eliminating our internal pipeline development efforts. In the near term, we are focusing Emi-Le development efforts on breast cancer while continuing to support the dose escalation portion of our Phase 1 clinical trial of XMT-2056 and our ongoing collaborations. We expect to incur significant research and development expenses over the next several years as we continue our clinical development and manufacturing of Emi-Le and XMT-2056.
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
Restructuring expenses
Restructuring expenses consists primarily of severance and benefit payments, outplacement services and related expenses. We estimate that we will incur approximately $4 - 4.5 million in the aggregate of costs as a result of the 2025 Restructuring. During the three and six months ended June 30, 2025, we recognized $3.9 million of such expenses. The 2025 Restructuring is expected to be substantially complete by the end of the third quarter of 2025.
Other income (expense)
Other income (expense) consists primarily of interest expense related to borrowings under our credit facility and associated amortization of the deferred financing costs and the accretion of debt discount. Interest income includes interest earned on cash equivalents and marketable securities.

Results of Operations
Comparison of the three months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, together with the changes in those items:

	Three Months Ended June 30,		Dollar Change
(in thousands)	2025	2024
Collaboration revenue	$3,056	$2,293	$763
Operating expenses:
Research and development	16,218	17,245	(1,027)
General and administrative	7,415	10,503	(3,088)
Restructuring expenses	3,940	—	3,940
Total operating expenses	27,573	27,748	(175)
Other income (expense):
Interest income	895	2,170	(1,275)
Interest expense	(674)	(983)	309
Total other income, net	221	1,187	(966)
Net loss	$(24,296)	$(24,268)	$(28)
Collaboration Revenue
Collaboration revenue increased by $0.8 million, from $2.3 million for the three months ended June 30, 2024 to $3.1 million for the three months ended June 30, 2025. The increase was primarily due to increases in collaboration revenue recognized of $1.5 million and $0.4 million under the Johnson & Johnson Agreements and 2022 Merck KGaA Agreement, respectively, partially offset by a decrease in collaboration revenue recognized of $1.1 million under the GSK Agreement.
Research and Development Expense
Research and development expense decreased by $1.0 million, from $17.2 million for the three months ended June 30, 2024 to $16.2 million for the three months ended June 30, 2025.
The decrease in research and development expense was primarily due to a decrease of $4.8 million related to employee compensation (including stock-based compensation), largely driven by reduced headcount, including as a result of the 2025 Restructuring, partially offset by increases of $2.3 million and $0.4 million related to clinical development activities for Emi-Le and XMT-2056, respectively, and an increase of $1.2 million related to CMC activities incurred for our collaboration partners.
General and Administrative Expense
General and administrative expense decreased by $3.1 million, from $10.5 million for the three months ended June 30, 2024 to $7.4 million for the three months ended June 30, 2025. The decrease in general and administrative expense was primarily due to a decrease of $1.9 million related to employee compensation (including stock-based compensation) as a result of reduced headcount, including as a result of the 2025 Restructuring, and a decrease of $1.2 million related to consulting and professional services fees.

Total Other Income, net
Total other income, net decreased by $1.0 million, from $1.2 million for the three months ended June 30, 2024 to $0.2 million for the three months ended June 30, 2025. The decrease was primarily due to less interest income earned on cash equivalents and marketable securities.
Comparison of the six months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Dollar Change
(in thousands)	2025	2024
Collaboration revenue	$5,810	$11,538	$(5,728)
Operating expenses:
Research and development	34,559	35,931	(1,372)
General and administrative	16,340	22,063	(5,723)
Restructuring expenses	3,940	—	3,940
Total operating expenses	54,839	57,994	(3,155)
Other income (expense):
Interest income	2,059	4,867	(2,808)
Interest expense	(1,449)	(1,985)	536
Total other income, net	610	2,882	(2,272)
Net loss	$(48,419)	$(43,574)	$(4,845)
Collaboration Revenue
Collaboration revenue decreased by $5.7 million, from $11.5 million during the six months ended June 30, 2024 to $5.8 million during the six months ended June 30, 2025. The decrease was primarily due to decreases in collaboration revenue recognized of $3.7 million and $2.7 million under the Johnson & Johnson Agreements and 2022 Merck KGaA Agreement, respectively, partially offset by an increase in collaboration revenue recognized of $0.9 million under the GSK Agreement.
Research and Development Expense
Research and development expense decreased by $1.4 million, from $35.9 million for the six months ended June 30, 2024 to $34.6 million for the six months ended June 30, 2025. The decrease in research and development expense was primarily due to a decrease of $7.4 million related to employee compensation (including stock-based compensation), largely driven by reduced headcount, including as a result of the 2025 Restructuring, and a decrease of $1.0 million related to internal pipeline development, partially offset by increases of $4.7 million and $1.1 million related to clinical development activities for Emi-Le and XMT-2056, respectively, and an increase of $1.3 million related to CMC activities incurred for our collaboration partners.
General and Administrative Expense
General and administrative expense decreased by $5.7 million, from $22.1 million during the six months ended June 30, 2024 to $16.3 million during the six months ended June 30, 2025. The decrease in general and administrative expense was primarily due to a decrease of $3.4 million related to employee compensation (including stock-based compensation) as a result of reduced headcount, including as a result of the 2025 Restructuring, and a decrease of $2.3 million related to consulting and professional services fees.

Total Other Income, net
Total other income, net decreased by $2.3 million, from $2.9 million during the six months ended June 30, 2024 to $0.6 million during the six months ended June 30, 2025. The decrease was primarily due to less interest income earned on cash equivalents and marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic collaborations, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs. As of June 30, 2025, we had cash and cash equivalents of $77.0 million, prior to the repayment of our debt on July 1, 2025, as explained below. In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other payments under our ongoing collaboration agreements with GSK, Johnson & Johnson and Merck KGaA. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
In November 2022, we entered into a sales agreement, or the November 2022 ATM, with Cowen and Company, LLC, or Cowen, as sales agent, under which we were able to offer and sell to the public through Cowen up to $150.0 million of our common stock from time to time at prevailing market prices. During the six months ended June 30, 2024, we sold 41,467 shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $6.0 million and $5.8 million, respectively. As of December 31, 2024, the November 2022 ATM was no longer available for the offer and sale of additional shares of common stock due to the expiration of the applicable registration statement.
In February 2024, we entered into a sales agreement, or the February 2024 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. We did not sell any shares of common stock pursuant to the February 2024 ATM during the six months ended June 30, 2025 and 2024 and $100.0 million remained unsold and available for sale under the February 2024 ATM as of June 30, 2025.
On October 29, 2021, we entered into a loan and security agreement with Oxford Finance LLC as the collateral agent and a lender, Silicon Valley Bank, or former SVB, as a lender, and the other lenders from time to time a party thereto, or collectively the Lenders. In March 2023, Silicon Valley Bridge Bank, N.A., or SVBB, as successor in interest to former SVB, replaced former SVB as a Lender, and then Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, or SVB, which assumed all deposits and loans of SVBB, subsequently replaced SVBB as a lender. We refer to this loan and security agreement, as amended on February 17, 2022, October 17, 2022, December 27, 2022 and March 23, 2023, as the New Credit Facility. As of June 30, 2025, we had borrowed $25.0 million under the New Credit Facility, and no additional borrowing amounts were available to us under the New Credit Facility. Further, we had repaid $8.3 million of principal under the New Credit Facility as of June 30, 2025.

On July 1, 2025, we entered into a letter agreement with the Lenders providing for our repayment of all amounts owed under the New Credit Facility. On July 1, 2025, we paid approximately $17.9 million, including $16.7 million of principal, $1.1 million for the final payment, and $0.1 million of interest, relieving all of our indebtedness and obligations to the Lenders under the New Credit Facility.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(51,928)	$(54,512)
Net cash provided by (used in) investing activities	27,395	(67,033)
Net cash (used in) provided by financing activities	(6,245)	5,982
Decrease in cash, cash equivalents and restricted cash	$(30,778)	$(115,563)
Net Cash Used in Operating Activities
Net cash used in operating activities was $51.9 million during the six months ended June 30, 2025 and primarily consisted of a net loss of $48.4 million, adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $4.8 million. Net cash used in operating activities was $54.5 million during the six months ended June 30, 2024 and primarily consisted of a net loss of $43.6 million, adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $9.1 million and net amortization of premiums and discounts on marketable securities of $2.4 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $27.4 million during the six months ended June 30, 2025 as compared to net cash used in investing activities of $67.0 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, net cash provided by investing activities consisted of maturities of marketable securities. During the six months ended June 30, 2024, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $6.2 million during the six months ended June 30, 2025 as compared to net cash provided by financing activities of $6.0 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, net cash used in financing activities consisted primarily of debt principal payments. During the six months ended June 30, 2024, net cash provided by financing activities consisted primarily of proceeds from sales of shares of common stock under our November 2022 ATM of $5.8 million.
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

As of June 30, 2025, we had cash and cash equivalents of $77.0 million, and on July 1, 2025, we repaid approximately $17.9 million to extinguish our indebtedness under the New Credit Facility. We believe that our currently available funds will be sufficient to fund our current operating plan commitments into mid-2026. There is substantial doubt about our ability to continue as a going concern. We will need to raise additional funds, which could be through a combination of equity offerings, debt financings, other third-party funding, and strategic collaborations and licensing transactions. If we are unable to obtain future funding when needed, we may be forced to delay, reduce or eliminate some or all of our develop programs, which could adversely affect our business prospects, or we may be unable to continue operations. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.
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
•the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain and the timing and receipt of any such payments;
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
•our ability to complete the 2025 Restructuring;
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
Contractual Obligations
During the six months ended June 30, 2025, other than our repayment of $6.3 million of principal under the New Credit Facility, there were no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025.
On July 1, 2025, we entered into a letter agreement with the Lenders providing for our repayment of all amounts owed under the New Credit Facility. On July 1, 2025, we paid approximately $17.9 million, including $16.7 million of principal, $1.1 million for the final payment, and $0.1 million of interest, relieving all of our indebtedness and obligations to the Lenders under the New Credit Facility
Critical Accounting Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. During the six months ended June 30, 2025, there were no material changes to our critical accounting estimates as reported under the heading “Critical Accounting Policies and Significant Judgements and Estimates” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2025, we had cash and cash equivalents of $77.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and, at times, marketable securities are generally invested in money market funds, U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.
Foreign Currency Exchange Rate Risks
As of June 30, 2025, we were not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our cash and cash equivalents were $77.0 million as of June 30, 2025. On July 1, 2025, we repaid approximately $17.9 million to extinguish our indebtedness under our loan and security agreement with Oxford Finance LLC as the collateral agent and a lender, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as a lender, and the other lenders party thereto, which we refer to as the New Credit Facility. We believe that our current cash and cash equivalents will be sufficient to fund our current operating plan commitments into mid-2026. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing Emi-Le and XMT-2056. These expenditures may include costs associated with conducting clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our ongoing and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for our product candidates, including delays in enrollment of patients. We expect to incur an aggregate of approximately $4.0 - $4.5 million of costs in connection with the reduction in force of approximately 55% of our then-current employee base across all functions, or the 2025 Restructuring. We may also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities in the future.
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
•the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain and the timing and receipt of any such payments;
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
•our ability to complete the 2025 Restructuring;
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
We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of June 30, 2025, we had cash and cash equivalents of $77.0 million, and on July 1, 2025, we repaid approximately $17.9 million to extinguish our indebtedness under the New Credit Facility. We believe that our current cash and cash equivalents will be sufficient to fund our current operating plan commitments into mid-2026. However, we will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, debt financings, other third-party funding, strategic collaborations and licensing transactions or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we may be forced to delay, reduce or eliminate some or all of our development programs which could adversely affect our business prospects, or we may be unable to continue operations.
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
We have incurred net losses since our inception. Our net loss was $24.3 million for the three months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $944.0 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues for the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
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
Emi-Le and XMT-2056 are currently our only product candidates being evaluated in clinical trials. Following our announcement in July 2023 that the data in our single-arm registrational trial evaluating our former lead product candidate, upifitamab rilsodotin, or UpRi, in patients with platinum-resistant ovarian cancer, which we refer to as UPLIFT, did not meet its primary endpoint, we wound down our UpRi-related development activities, and we terminated our Phase 1 combination trial exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer, which we refer to as UPGRADE-A, and our Phase 3 clinical trial of UpRi as a monotherapy maintenance treatment following treatment with platinum doublets in recurrent platinum-sensitive ovarian cancer, which we refer to as UP-NEXT. Additionally, our clinical trial of XMT-2056 was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, between March 2023 and October 2023. This trial resumed in the first half of 2024 and continues to enroll patients, though at a slower pace than we had originally anticipated. As part of our strategic restructuring and reprioritization plan and the 2025 Restructuring, we have reduced our research activities and are eliminating our internal pipeline development efforts.
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
From time to time, we may announce or publish preliminary, initial, interim or top-line data from our clinical trials. Positive preliminary or initial data may not be predictive of such trial’s subsequent or overall results. Interim data from clinical trials that we may complete do not necessarily predict final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data we may publish. While we disclosed positive initial data from the dose escalation and backfill cohorts of our Phase 1 clinical trial of Emi-Le in January 2025 and have disclosed additional interim data at the European Society for Medical Oncology Breast Cancer 2025 Annual Congress, or ESMO Breast, in May 2025, and at the American Society of Clinical Oncology 2025 Annual Meeting, or ASCO, in June 2025, we have continued to enroll new patients in the trial, and the initial data and any interim data may be materially different from final data in the trial. As a result, preliminary, initial, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary, initial, interim or top-line data and final data could significantly harm our business prospects.
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

We may observe undesirable side effects, including severe TRAEs, including those that may result in death, or other SAEs or potential safety issues in non-clinical studies or in clinical trials at any stage of development of our product candidates, including Emi-Le and XMT-2056. Because our product candidates share some but not all platform technologies, payloads and targets, we may find it difficult to predict or assess whether safety events reported for any one product candidate are related to such shared attributes. Patients in our clinical trials of UpRi, for which we discontinued development in 2023 and which was developed using our Dolaflexin platform, experienced severe TRAEs including, without limitation, death, hemorrhage, aspartate aminotransferase, or AST, elevation, nausea, platelet count decrease (including thrombocytopenia), fatigue, anemia, pyrexia, alanine aminotransferase, or ALT, elevation, blood alkaline phosphatase/lactate dehydrogenase, or ALP/LDH, increase, proteinuria, vomiting, asthenia, diarrhea, headache, peripheral neuropathy, neutropenia and pneumonitis. Also, patients in our clinical trial of XMT-1592, for which we discontinued development in May 2022 and which was developed using our Dolasynthen platform, also experienced severe TRAEs of anemia and pneumonitis. We are currently conducting a Phase 1 clinical trial of Emi-Le, which was developed using our Dolasynthen platform and utilizes the same auristatin payload as UpRi and XMT-1592. In January 2025, we reported initial safety, tolerability and efficacy data from the ongoing dose escalation and backfill cohorts of this trial, and we presented additional interim data as of a March 8, 2025 data cut date at ESMO Breast in May 2025 and ASCO in June 2025. As of the March 8, 2025 data cut date, the most common TRAEs of any grade across the entire patient population were transient aspartate aminotransferase, or AST, increase (44% of patients), generally asymptomatic and reversible proteinuria (40%), low-grade fatigue (33%) and generally low-grade nausea (31%). The only Grade 3 TRAEs in ≥5% or more of all patients were AST increase (17%), proteinuria (14%) and anemia (6%). However, we may observe severe or additional TRAEs, SAEs or other potential safety issues as we continue our Phase 1 clinical trial of Emi-Le or advance Emi-Le into later stages of clinical development. These potential safety issues may be similar to or in addition to previously reported TRAEs, severe TRAEs, SAEs or other safety issues we have observed previously in our clinical trial of Emi-Le or in our clinical trials of XMT-1592 or UpRi.
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
At any time and for any reason, we may determine that one or more of our product candidates does not have sufficient potential to warrant the allocation of resources toward such product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of a limited number of product candidates, including Emi-Le and XMT-2056 and historically including UpRi and XMT-1592. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more development programs. For example, as part of our implementation of a strategic restructuring and reprioritization plan announced in May 2025, we have reduced our research activities and are eliminating our internal pipeline development efforts, resulting in the termination of all of our discovery and preclinical programs, including XMT-2068 and XMT-2175. In each instance in which we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. For example, in July 2023, we announced our decision to discontinue further development of UpRi based on the failure of our Phase 2 UPLIFT clinical trial to meet its primary endpoint. Additionally, in May 2022, we decided to discontinue development of XMT-1592 based in part on the lower prevalence of the NaPi2b biomarker in non-small cell lung cancer, or NSCLC, and the increasingly competitive nature of such indication. We may also cease developing a product candidate for a particular indication. For example, in November 2021, we determined to cease developing UpRi as a single agent in patients with NSCLC and determined to focus development on patients with ovarian cancer. As a result, we may have missed an opportunity to have allocated the resources originally used to develop UpRi and XMT-1592 to potentially more productive uses, including other programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to product candidates through collaboration, licensing or other royalty arrangements.
We or our collaborators may fail to discover and develop additional potential product candidates.
Research programs to identify new product candidates require substantial technical, financial and human resources. As part of our implementation of a strategic restructuring and reprioritization plan announced in May 2025, we have reduced our research activities and are eliminating our internal pipeline development efforts, which means that we are no longer developing additional potential product candidates at this time. Additionally, our collaborators may be unsuccessful in their efforts to identify new product candidates. If we are unable to resume activities to develop new potential product candidates in the future, or if our collaborators are unable to identify suitable additional product candidates for preclinical and clinical development, our or their ability to develop product candidates and our ability to obtain revenues from commercializing our products or to receive royalties from our collaborators’ sales of their products in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

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
Furthermore, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs and revise the eligibility for expedited pathways, in addition to other changes, was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council, and the proposals may, therefore, be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations.

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

Under the Pediatric Research Equity Act, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.
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
In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance, when finalized, will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. As of July 15, 2025, the draft DAP guidance had not been restored to the FDA’s website. Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of marketing applications.
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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the United Kingdom Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime which will take effect on April 28, 2026. At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the European Union/European Economic Area, or EEA, member states for approvals in the European Union centralized procedure and mutual recognition procedure, as well as the FDA for product approvals granted in the United States. However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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
In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the U.S. Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across the FDA of approximately 20,000 employees, with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the US Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
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
Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act, or the Tax Act, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed a challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
During the first Trump Administration, Congress and the administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) which were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.
In the European Union, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The Regulation applies as of January 2025 and has a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU Member States in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the European Union level for joint clinical assessments in these areas. It will permit EU Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing working groups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA, and on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their SIP proposal.
In August 2022, the Inflation Reduction Act, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 additional Medicare Part D drugs in 2027, 15 additional Medicare Part B or Part D drugs in 2028, and 20 additional Medicare Part B or Part D drugs per year in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on any of our product candidates, if approved, or the full value of our patents protecting any such approved drug products if prices are set after any such approved products have been on the market for nine years.
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
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, the CMS finalized its rules governing the IRA inflation rebate programs. The law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties have also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and oral arguments took place on

October 30, 2024. On May 8, 2025, the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement.
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
Subsequently, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Executive Order directs the Secretary of the HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of the HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.
More recently, on July 31, 2025, President Trump issued letters to 17 pharmaceutical companies, but not Mersana, reiterating the requirements of the May 12, 2025 Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the United States. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.” The implications and consequences of the Executive Order and subsequent actions by the Trump Administration to compel MFN pricing in the United States remain unclear and uncertain.
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
In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws that will go into effect in the future. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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
The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 12, 2025. Several countries including, among others, the European Union, Japan, and the United Kingdom, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. The Trump administration has not definitively indicated the effective date for these deals. As of July 31, 2025, the 10% baseline reciprocal tariff announced in April on all countries remains in effect, in addition to the other tariffs on China (which were a minimum of an additional 20% as of July 15, 2025) and on Canada and Mexico (which were 25% as of July 15, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.
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
On May 6, 2025, we announced the implementation of a strategic restructuring and reprioritization plan, including the 2025 Restructuring. We expect to substantially complete the 2025 Restructuring by the end of the third quarter of 2025. As a result of the strategic restructuring and reprioritization plan and the 2025 Restructuring, we estimate that we will reduce certain of our operating expenses going forward. However, these estimates are subject to several assumptions, and actual results may differ. We may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the announced plan, our operating results and financial condition could be adversely affected. The workforce reduction may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale, as well as result in weaknesses in our infrastructure and operations, and may increase the risk that we become unable to comply with legal and regulatory requirements. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical and/or manufacturing personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing Emi-Le and XMT-2056 or from supporting our ongoing collaborations.

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
Our stock price has been and may continue to be volatile. During the period from August 8, 2022 to August 8, 2025, the closing price of our common stock ranged from a high of $238.75 per share to a low of $6.30 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
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

If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted from trading, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.
On February 25, 2025, we received written notice from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because we had not maintained a minimum closing bid price of our common stock of at least $1.00 per share for the last 30 consecutive business days, or the Minimum Bid Price Requirement. Receipt of the notice from Nasdaq had no immediate effect on the listing or trading of our common stock on Nasdaq.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days from the date of the notice from Nasdaq, or until August 25, 2025, to regain compliance with the Minimum Bid Price Requirement.
On July 25, 2025, we effected a 1-for-25 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”). On August 11, 2025, we received formal notification from the Listing Qualifications Department of Nasdaq notifying us that we regained compliance with the Minimum Bid Price Requirement for continued inclusion on the Nasdaq Global Select Market.
There can be no assurances that we will continue to maintain compliance with the requirements for listing our common stock on Nasdaq. We and holders of our securities would be materially adversely impacted if our common stock is delisted from Nasdaq. In particular:
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
Provisions in our fifth amended and restated certificate of incorporation, as amended, or our Certificate of Incorporation, our second amended and restated by-laws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
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
•expressly authorize our board of directors to have discretion to modify, alter or repeal our second amended and restated by-laws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our Certificate of Incorporation and second amended and restated by-laws.
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
For the years ended December 31, 2024, 2023 and 2022, we recorded no income tax benefit for the net operating losses, or NOLs, incurred in each year, due to the uncertainty of realizing a benefit from those items. We have incurred NOLs since our inception. At December 31, 2024, we had federal and state NOL carryforwards of approximately $462.2 million and $394.9 million, respectively. Of the $462.2 million of federal NOL carryforwards, $10.6 million expire at various dates through 2037. The remaining $451.6 million of federal NOL carryforwards do not expire. The state NOL carryforwards expire at various dates through 2044. At December 31, 2024, we had federal and state research and development tax credit carryforwards of approximately $28.2 million and $7.2 million, respectively, which expire at various dates through 2044. Under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have determined that ownership changes have occurred since our inception and that certain NOLs and research and development tax credit carryforwards will be subject to limitation. Future changes in our stock ownership, some of which are outside of our control, could result in ownership changes under Sections 382 and 383 of the Code further limiting our ability to utilize our NOLs and research and development tax credit carryforwards. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs and research and development tax credit carryforwards. Furthermore, our ability to utilize our NOLs and research and development tax credit carryforwards is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for at least the next several years; thus, we do not know when we will generate the U.S. federal taxable income necessary to utilize our NOLs. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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
There can be no assurance that our efforts to maintain or improve our control processes will ultimately be successful or avoid potential future material weaknesses. We implemented the 2023 Restructuring, which resulted, in some instances, in different employees performing internal control activities than those who have previously performed those activities, and we expect that we will experience similar impacts as we complete our implementation of the 2025 Restructuring. A changing operating environment increases the risk that our system of internal controls is not designed effectively or that internal control activities will not occur as designed. The 2025 Restructuring and any further departures of accounting or finance function employees or consultants, or of individuals in other business areas responsible for overseeing key internal controls, may increase the likelihood of future internal controls deficiencies. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
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

Item 5. Other Information
(c) None of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5–1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or a non-10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2025.
Item 6. Exhibits.

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation, as amended, as of July 24, 2025.
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

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

Mersana Therapeutics, Inc.

Dated: August 13, 2025	By:	/s/ Martin Huber
Martin Huber, M.D. President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: August 13, 2025	By:	/s/ Brian DeSchuytner
Brian DeSchuytner Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)