Form 10-Q
period 2025-09-30
Mersana Therapeutics, Inc.
filed 2025-11-14
CIK 1442836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There were 4,998,750 shares of Common Stock ($0.0001 par value per share) outstanding as of November 7, 2025.

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
These forward-looking statements include, among other things, statements about:
•our plans and expectations regarding the proposed acquisition of us by Day One Biopharmaceuticals, Inc., or Parent, pursuant to the Agreement and Plan of Merger that we entered into with Parent and its wholly owned acquisition subsidiary on November 12, 2025, including the anticipated timeframe in which we expect to complete the transaction, and all related matters;
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
•our intellectual property position, including with respect to our trade secrets; and
•our strategic priorities.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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
Our business is subject to the following principal risks and uncertainties:
•The conditions under the Agreement and Plan of Merger, or the Merger Agreement, dated as of November 12, 2025, that we entered into with Day One Biopharmaceuticals, Inc., or Parent, and its wholly owned acquisition subsidiary, or Merger Sub, to Parent’s consummation of the tender offer and our subsequent merger with Merger Sub may not be satisfied in the anticipated timeframe or at all. The failure to consummate the transactions contemplated by the Merger Agreement would adversely affect our business.
•While the tender offer and proposed merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
•Litigation that may be filed against us, our officers and the members of our board of directors could prevent or delay the consummation of the tender offer and merger.
•In the event that the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent and the trading price of our common stock and our future business and results of operations may be negatively affected.
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
•We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our common stock could be delisted from trading, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Mersana Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$56,391	$107,750
Short-term marketable securities	—	26,870
Accounts receivable	168	—
Prepaid expenses and other current assets	3,429	2,284
Total current assets	59,988	136,904
Property and equipment, net	163	2,203
Operating lease right-of-use assets	2,035	4,578
Other assets, noncurrent	500	978
Total assets	$62,686	$144,663
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,393	$4,330
Accrued expenses	14,813	18,964
Deferred revenue	23,770	22,168
Operating lease liabilities	2,293	3,856
Short-term debt, net	—	12,500
Other current liabilities	—	640
Total current liabilities	43,269	62,458
Operating lease liabilities, noncurrent	—	1,292
Long-term debt, net	—	10,950
Deferred revenue, noncurrent	78,954	79,464
Other liabilities, noncurrent	—	8
Total liabilities	122,223	154,172
Commitments (Note 11)
Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized; 4,998,500 and 4,626,010 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	891,980	886,034
Accumulated other comprehensive income	—	10
Accumulated deficit	(951,517)	(895,553)
Total stockholders’ deficit	(59,537)	(9,509)
Total liabilities and stockholders’ deficit	$62,686	$144,663
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$11,009	$12,598	$16,819	$24,136
Operating expenses:
Research and development	12,182	14,803	46,741	50,734
General and administrative	6,303	9,864	22,643	31,927
Restructuring expenses	191	—	4,131	—
Total operating expenses	18,676	24,667	73,515	82,661
Other income (expense):
Interest income	516	1,972	2,575	6,839
Interest expense	(394)	(986)	(1,843)	(2,971)
Total other income, net	122	986	732	3,868
Loss before income taxes	(7,545)	(11,083)	(55,964)	(54,657)
Income tax expense	—	(418)	—	(418)
Net loss	(7,545)	(11,501)	(55,964)	(55,075)
Other comprehensive loss
Unrealized gain (loss) on marketable securities, net of tax	—	96	(10)	14
Comprehensive loss	$(7,545)	$(11,405)	$(55,974)	$(55,061)
Net loss attributable to common stockholders — basic and diluted	$(7,545)	$(11,501)	$(55,964)	$(55,075)
Net loss per share attributable to common stockholders — basic and diluted	$(1.51)	$(2.34)	$(11.22)	$(11.27)
Weighted-average number of shares of common stock used in net loss per share attributable to common stockholders — basic and diluted	4,992,639	4,908,903	4,986,061	4,887,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2023	4,828,577	$—	$863,254	$11	$(826,361)	$36,904
Issuance of common stock from at-the-market transactions, net of issuance costs of $185	41,647	—	5,780	—	—	5,780
Exercise of stock options	484	—	48	—	—	48
Vesting of restricted stock units and other stock awards	23,701	—	—	—	—	—
Stock-based compensation expense	—	—	4,660	—	—	4,660
Other comprehensive loss	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(19,306)	(19,306)
Balance at March 31, 2024	4,894,409	$—	$873,742	$(90)	$(845,667)	$27,985
Exercise of stock options	84	—	8	—	—	8
Vesting of restricted stock units and other stock awards	6,394	—	—	—	—	—
Sales of common stock pursuant to ESPP	6,142	—	258	—	—	258
Stock-based compensation expense	—	—	4,425	—	—	4,425
Other comprehensive gain	—	—	—	19	—	19
Net loss	—	—	—	—	(24,268)	(24,268)
Balance at June 30, 2024	4,907,029	$—	$878,433	$(71)	$(869,935)	$8,427
Vesting of restricted stock units and other stock awards	7,661	—	—	—	—	—
Stock-based compensation expense	—	—	4,027	—	—	4,027
Other comprehensive gain	—	—	—	96	—	96
Net loss	—	—	—	—	(11,501)	(11,501)
Balance at September 30, 2024	4,914,690	$—	$882,460	$25	$(881,436)	$1,049

Balance at December 31, 2024	4,626,010	$—	$886,034	$10	$(895,553)	$(9,509)
Vesting of restricted stock units and other stock awards	37,781	—	—	—	—	—
Exercise of pre-funded warrants in exchange for common stock	321,415	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	2,775	—	—	2,775
Other comprehensive loss	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(24,123)	(24,123)
Balance at March 31, 2025	4,985,206	$—	$888,808	$—	$(919,676)	$(30,868)
Vesting of restricted stock units and other stock awards	1,735	—	—	—	—	—
Sales of common stock pursuant to ESPP	3,751	—	29	—	—	29
Stock-based compensation expense	—	—	1,989	—	—	1,989
Net loss	—	—	—	—	(24,296)	(24,296)
Balance at June 30, 2025	4,990,692	$—	$890,826	$—	$(943,972)	$(53,146)
Vesting of restricted stock units and other stock awards	7,808	—	—	—	—	—
Stock-based compensation expense	—	—	1,154	—	—	1,154
Net loss	—	—	—	—	(7,545)	(7,545)
Balance at September 30, 2025	4,998,500	$—	$891,980	$—	$(951,517)	$(59,537)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mersana Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(55,964)	$(55,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	686	1,228
Impairment loss on property and equipment	588	—
Net amortization of premiums and discounts on marketable securities	(140)	(3,335)
Stock-based compensation	5,918	13,112
Non-cash operating lease expense	2,542	2,302
Loss on extinguishment of debt	378	—
Other non-cash items	151	230
Changes in operating assets and liabilities:
Accounts receivable	(168)	(1,000)
Prepaid expenses and other current assets	(667)	585
Other assets	—	(500)
Accounts payable	(1,937)	(5,154)
Accrued expenses	(4,151)	(3,271)
Operating lease liabilities	(2,854)	(2,353)
Other liabilities	(594)	418
Deferred revenue	1,092	(10,276)
Net cash used in operating activities	(55,120)	(63,089)

Cash flows from investing activities
Maturities of marketable securities	27,000	95,000
Purchase of marketable securities	—	(133,431)
Proceeds from sale of property and equipment	767	—
Purchase of property and equipment	—	(132)
Net cash provided by (used in) investing activities	27,767	(38,563)

Cash flows from financing activities
Net proceeds from at-the-market facilities	—	5,780
Proceeds from exercise of stock options	—	56
Proceeds from sales of common stock under ESPP	29	258
Repayment of debt	(23,979)	—
Payments under finance lease obligations	(56)	(135)
Net cash (used in) provided by financing activities	(24,006)	5,959

Decrease in cash, cash equivalents and restricted cash	(51,359)	(95,693)
Cash, cash equivalents and restricted cash, beginning of period	108,228	175,039
Cash, cash equivalents and restricted cash, end of period	$56,869	$79,346

Supplemental cash flow information:
Cash paid for interest	$1,499	$2,630
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
In May 2025, the Company announced the implementation of a strategic restructuring and reprioritization plan that included a commitment to reduce the Company’s then-current employee base by approximately 55% across all functions (the “2025 Restructuring”). As part of the strategic restructuring and reprioritization plan, the Company also announced that it would reduce its research activities, eliminate its internal pipeline development efforts and, in the near term, focus Emi-Le development efforts on breast cancer to enable the generation of additional safety, tolerability and clinical activity data while continuing to support the dose escalation portion of the Company’s Phase 1 clinical trial of XMT-2056 and its ongoing collaborations. The 2025 Restructuring was completed as of September 30, 2025. Refer to Note 13, Restructuring, for more information.
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
As a clinical-stage biopharmaceutical company that has devoted substantially all its efforts towards research and development activities, the Company has incurred cumulative net losses and negative cash flows from its operations since its inception. For the three months ended September 30, 2025 and 2024, the Company’s net loss was $7.5 million and $11.5 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s net loss was $56.0 million and $55.1 million, respectively. As of September 30, 2025, the Company had an ending cash balance of $56.4 million and an accumulated deficit of $951.5 million. Net losses and negative operating cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ deficit and working capital. The Company expects to continue to incur operating losses for at least the next several years. The future success of the Company is dependent upon, among other factors, its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024, the statements of stockholders’ (deficit) equity for the three and nine months ended September 30, 2025 and 2024 and statements of cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period.
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
Proposed Acquisition by Day One Biopharmaceuticals, Inc.
On November 12, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Day One Biopharmaceuticals, Inc. (“Parent”) and Emerald Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), as disclosed in Note 15, Subsequent events.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
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
Summary of Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2025 are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
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
The Company deferred revenue recognition related to the License Option. If the License Option is exercised and GSK obtains an exclusive license, the Company will recognize revenue as it fulfills its obligations under the GSK Agreement. If the Option is not exercised, the Company will recognize the entirety of the revenue in the period when the Option expires. During the quarter ended September 30, 2025, the Company achieved and received payment for a $15.0 million development milestone under the GSK Agreement. The milestone represents variable consideration, is fully allocated to the Development Activities performance obligation and will be recognized as collaboration revenue proportionately over the estimated pre-option development period. As of September 30, 2025, the revised total transaction price for the GSK Agreement was $115.0 million based on the reassessment of the constraint of certain development milestones and the risks associated with the development required to achieve the remaining milestones. As of September 30, 2025, the Company considered the remaining milestones to be fully constrained as achievement was outside the control of the Company.
During the three and nine months ended September 30, 2025, the Company recorded collaboration revenue of $8.6 million and $9.6 million, respectively, related to its efforts under the GSK Agreement. During the three and nine months ended September 30, 2024, the Company recorded collaboration revenue of $0.5 million and $0.6 million, respectively, related to its efforts under the GSK Agreement.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
As of September 30, 2025 and December 31, 2024, the Company had recorded $96.9 million and $91.5 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the GSK Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the respective performance obligations.
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
As of September 30, 2025, the revised total transaction price for the Johnson & Johnson Agreement was $56.0 million based on the reassessment of the constraint of certain development milestones and the risks associated with the development required to achieve the remaining milestones. As of September 30, 2025, the Company considered the remaining milestones to be fully constrained as achievement was outside the control of the Company.
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
During the three and nine months ended September 30, 2024, the Company recorded collaboration revenue of $8.4 million and $16.3 million, respectively, related to its performance obligations under the Johnson & Johnson Agreement.
With respect to the 2024 Johnson & Johnson CSA, the Company concluded that each manufacturing batch of the licensed ADC that the Company committed to deliver in the next twelve months represents a material performance obligation. As of September 30, 2025, the transaction price was $9.2 million based on the total costs expected to be incurred to develop and manufacture the licensed ADC. The Company is recognizing revenue related to the performance obligations over the estimated period of the clinical manufacturing services using a proportional performance model. During the three and nine months ended September 30, 2025, the Company recorded collaboration revenue of $0.6 million and $4.6 million, respectively, related to its performance obligations under the 2024 Johnson & Johnson CSA. During each of the three and nine months ended September 30, 2024, the Company recorded collaboration revenue of $0.4 million related to its performance obligations under the 2024 Johnson & Johnson CSA.
As of September 30, 2025 and December 31, 2024, the Company had recorded $0.5 million and $3.2 million, respectively, in deferred revenue related to the Johnson & Johnson Agreements that will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the respective performance obligations.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
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
During the three and nine months ended September 30, 2025, the Company recorded collaboration revenue of $1.8 million and $2.4 million, respectively, related to its efforts under the 2022 Merck KGaA Agreement. During the three and nine months ended September 30, 2024, the Company recorded collaboration revenue of $3.4 million and $6.6 million, respectively, related to its efforts under the 2022 Merck KGaA Agreement. As of September 30, 2025 and December 31, 2024, the Company had recorded $5.3 million and $7.0 million, respectively, in deferred revenue related to the unsatisfied performance obligations under the 2022 Merck KGaA Agreement. This deferred revenue will be recognized over the remaining performance period and classified as current or noncurrent on the consolidated balance sheets based upon the expected timing of satisfaction of the respective performance obligations.
Summary of Contract Assets and Liabilities
The following table presents changes in the balances of the Company's contract liabilities:

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)

(in thousands)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2025
Contract liabilities:
Total deferred revenue	$101,632	$17,910	$(16,818)	$102,724

Nine months ended September 30, 2024
Contract liabilities:
Total deferred revenue	$125,314	$5,860	$(15,937)	$115,237
The Company did not record any contract assets associated with its collaboration agreements as of September 30, 2025 and 2024. Accounts receivable reflected in the consolidated balance sheets is comprised of billings for advance payments from collaboration partners.
During the three and nine months ended September 30, 2025 and 2024, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$4,532	$4,388	$8,120	$14,875
Performance obligations satisfied in previous periods	$5,717	$8,000	$5,717	$8,000

4. Fair value measurements
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the level within fair value hierarchy of the valuation techniques utilized to determine such value.

	September 30, 2025
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$43,149	$43,149	$—	$—

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
There were no changes in valuation techniques or transfers between fair value measurement levels during the nine months ended September 30, 2025 or during the year ended December 31, 2024.
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
As of December 31, 2024, the carrying value of the Company’s outstanding borrowing under the New Credit Facility (as defined in Note 7, Debt) approximated fair value (a Level 2 fair value measurement), reflecting interest rates that were available to the Company. The New Credit Facility is discussed in more detail in Note 7, Debt.
5. Cash, cash equivalents, and short-term marketable securities
Cash and cash equivalents
The following table summarizes the Company's cash, cash equivalents and restricted cash as of September 30, 2025 and 2024.

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(in thousands)	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$107,750	$56,391	$174,561	$78,868
Restricted cash included in other assets, noncurrent	478	—	478	478
Restricted cash included in prepaid expenses and other current assets	—	478	—	—
Total cash, cash equivalents and restricted cash per statement of cash flows	$108,228	$56,869	$175,039	$79,346
The restricted cash is held as a security deposit for a standby letter of credit related to the Company's facility lease.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Marketable securities
The following tables summarize the Company's marketable securities held at December 31, 2024. The Company did not hold marketable securities as of September 30, 2025.

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$26,860	$10	$—	$26,870
The Company did not realize any gains or losses recognized on the sale of marketable securities during the nine months ended September 30, 2025 and 2024, and, as a result, the Company did not reclassify any amounts out of accumulated comprehensive loss.
As of December 31, 2024, the Company's debt security portfolio did not have any securities that were in an unrealized loss position. There were no securities in an unrealized loss position for greater than 12 months as of December 31, 2024.
The Company did not record any charges for credit-related impairments for any debt securities in its portfolio during the nine months ended September 30, 2025 and 2024.
6. Accrued expenses
Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Accrued clinical expenses	$6,967	$3,883
Accrued payroll and related expenses	3,887	7,341
Accrued manufacturing expenses	2,824	5,862
Accrued professional fees	808	800
Accrued research, development and non-clinical expenses	297	782
Accrued other	30	296
	$14,813	$18,964
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
On July 1, 2025, the Company entered into a letter agreement with the Lenders providing for the repayment by the Company of all amounts owed under the New Credit Facility. On July 1, 2025, the Company paid approximately $17.9 million, including $16.7 million of principal, $1.1 million for the final payment, and $0.1 million of interest, relieving all of the Company’s indebtedness and obligations to the Lenders under the New Credit Facility. The repayment resulted in a loss on extinguishment of $0.4 million during each of the three and nine months ended September 30, 2025, which is presented within interest expense on the Company’s condensed consolidated statements of operations and comprehensive loss. The Company had fully repaid an aggregate of $25.0 million of principal under the New Credit Facility as of September 30, 2025.
Refer to Note 8, Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, for more information regarding the New Credit Facility.
Interest expense related to the New Credit Facility including the loss on extinguishment for the three and nine months ended September 30, 2025 was $0.4 million and $1.8 million, respectively. Interest expense related to the New Credit Facility for the three and nine months ended September 30, 2024 was $0.9 million and $2.8 million, respectively.
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
Preferred stock
As of September 30, 2025, the Company had 25,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued.
At-the-market (“ATM”) equity offering program
In November 2022, the Company established an ATM equity offering program (the “November 2022 ATM”), pursuant to which the Company was able to offer and sell up to $150.0 million of its common stock from time to time at prevailing market prices. During the nine months ended September 30, 2024, the Company sold 41,647 shares of common stock under the November 2022 ATM, resulting in net proceeds of $5.8 million. As of December 31, 2024, the November 2022 ATM was no longer available for the offer and sale of additional shares of common stock due to the expiration of the applicable registration statement.
In February 2024, the Company established an ATM equity offering program (the “February 2024 ATM”), pursuant to which it is able to offer and sell up to $100.0 million of its common stock from time to time at prevailing market prices. As of September 30, 2025, $100.0 million remained unsold and available for sale under the February 2024 ATM.

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
Refer to Note 9, Stockholders’ equity, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, for more information regarding the Pre-Funded Warrants. As of December 31, 2024, none of the Pre-Funded Warrants had been exercised. In January 2025, the Exchanging Shareholders issued an exercise notice, and a cashless exercise of all the Pre-Funded Warrants occurred, resulting in the issuance of 321,415 shares of common stock.
Common stock
The holders of the Company’s common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors of the Company (the “Board”).
As of September 30, 2025 and December 31, 2024, there were 606,945 and 967,422 shares, respectively, of common stock reserved in the aggregate for the exercise of outstanding stock options, settlement of restricted stock units (“RSUs”) and exercise of Pre-Funded Warrants, as applicable.

	September 30, 2025	December 31, 2024
Stock options	496,478	488,627
Restricted stock units	110,467	157,328
Pre-Funded Warrants	—	321,467
	606,945	967,422

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
In June 2017, the Company’s stockholders approved the 2017 Plan. Under the 2017 Plan, shares of common stock could be granted to the Company's employees, officers, directors, consultants and advisors in the form of options, RSUs or other stock-based awards. The number of shares of common stock issuable under the 2017 Plan will be cumulatively increased annually on January 1 by the lesser of (a) 4% of the outstanding shares on the immediately preceding December 31 or (b) such other amount specified by the Board. The terms of the awards are determined by the Board, subject to the provisions of the 2017 Plan. Any cancellations or forfeitures of options granted under the 2007 Plan, which expired in June 2017, would increase the number of shares that could be granted under the 2017 Plan. On January 1, 2025, the number of shares of common stock issuable under the 2017 Plan was increased by 185,039 shares. During the nine months ended September 30, 2025, the Company granted an aggregate of 243,215 RSUs and options to purchase shares of common stock to employees and non-employee directors under the 2017 Plan. As of September 30, 2025, there were 311,692 shares available for future issuance under the 2017 Plan.
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
In February 2022, the Board adopted the Company's 2022 Inducement Stock Incentive Plan (the “Inducement Plan”), which provides for the grant of nonstatutory options, stock appreciation rights, restricted stock, RSUs and other stock-based awards, with respect to an aggregate of 80,000 shares of the Company's common stock (subject to adjustment as provided in the Inducement Plan). During the nine months ended September 30, 2025, the Company granted an aggregate of 1,895 RSUs and options to purchase shares of common stock to newly hired employees under the Inducement Plan. As of September 30, 2025, there were 60,185 shares available for future issuance under the Inducement Plan.
As of September 30, 2025, there were options to purchase 13,799 shares of common stock outstanding which were granted as inducement awards prior to the establishment of the Inducement Plan.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
Stock option activity
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2024	488,627	$158.83
Granted	138,167	$15.22
Exercised	—	$—
Cancelled/forfeited	(130,316)	$122.63
Outstanding at September 30, 2025	496,478	$128.37
Exercisable at September 30, 2025	318,213	$175.77
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $13.37 and $62.51 per share, respectively.
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
A summary of the RSU activity is as follows:

Number of Shares
Unvested at December 31, 2024	157,328
Granted	106,943
Vested	(47,324)
Forfeited	(106,480)
Unvested at September 30, 2025	110,467
Employee stock purchase plan
During the year ended December 31, 2017, the Board adopted, and the Company’s stockholders approved, the 2017 employee stock purchase plan (the “2017 ESPP”). The number of shares of common stock issuable under the 2017 ESPP was increased by 18,000 on January 1, 2025. The Company issued 3,751 shares under the 2017 ESPP during the nine months ended September 30, 2025. As of September 30, 2025, there were 35,433 shares available for issuance under the 2017 ESPP.
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

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The following table presents stock-based compensation expense by award type included within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock options	$904	$2,284	$3,852	$7,379
Restricted stock units and other stock awards	246	1,670	1,967	5,432
Employee stock purchase plan	4	73	99	301
Stock-based compensation expense included in total operating expenses	$1,154	$4,027	$5,918	$13,112
The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$507	$2,305	$2,859	$7,195
General and administrative	647	1,722	3,059	5,917
Stock-based compensation expense included in total operating expenses	$1,154	$4,027	$5,918	$13,112
As of September 30, 2025, there was $5.8 million and $4.0 million of unrecognized stock-based compensation expense related to unvested stock options and unvested RSUs, respectively, that is expected to be recognized over a weighted-average period of 1.5 years and 2.1 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2025	2024
Risk-free interest rate	4.4%	4.4%	4.0%
Expected dividend yield	—%	—%	—%
Expected term (years)	5.00	6.00	5.98
Expected stock price volatility	118%	121%	116%
No stock-based awards were granted during the three months ended September 30, 2025.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and Nine Months Ended September 30, 2025	Three and Nine Months Ended September 30, 2024
Stock options	496,478	500,932
Unvested restricted stock units	110,467	189,914
	606,945	690,846
11. Commitments
License agreements
During the three and nine months ended September 30, 2025 and 2024, the Company did not record research and development expense related to non-refundable license payments or development milestones.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
12. Segment reporting
The following table presents the significant revenue and expense categories in the Company’s single operating and reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Collaboration revenue	$11,009	$12,598	$16,819	$24,136
Research and development expense:
Emi-Le external costs	4,693	3,470	15,092	9,413
XMT-2056 external costs	2,548	1,314	6,054	3,361
UpRi external costs(a)	(890)	(182)	(890)	387
Preclinical, discovery, and collaboration external costs(a)	789	(1,036)	3,567	(726)
Internal research and development expense (b)	4,535	8,932	20,059	31,104
General and administrative expense	5,656	8,142	19,584	26,010
Stock-based compensation expense	1,154	4,027	5,918	13,112
Restructuring expense	191	—	4,131	—
Other:
Interest income	516	1,972	2,575	6,839
Interest expense	(394)	(986)	(1,843)	(2,971)
Income tax expense	—	(418)	—	(418)
Segment and consolidated net loss	$(7,545)	$(11,501)	$(55,964)	$(55,075)
(a) Negative amounts primarily reflect the favorable resolutions of outstanding accrual balances.
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
13. Restructuring
On May 6, 2025, the Company announced the implementation of a strategic restructuring and reprioritization plan and the 2025 Restructuring. The 2025 Restructuring was completed as of September 30, 2025.
As a result of the 2025 Restructuring, the Company incurred costs consisting of severance and benefit payments, outplacement services and related expenses. Restructuring costs incurred are included within restructuring expenses on the condensed consolidated statements of operations and comprehensive loss.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The following table summarizes the charges incurred in connection with the 2025 Restructuring:

(in thousands)	Severance & Employee Related Costs
Cumulative costs to date	$4,131
Costs incurred during the three months ended September 30, 2025	$191
The following tables summarizes the charges incurred in connection with the 2025 Restructuring related to research and development activities and general and administrative activities:

(in thousands)	Nine Months Ended September 30, 2025
Research and development related	$3,124
General and administrative related	$1,007
14. Property and equipment
Property and equipment consists of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Laboratory equipment	$—	$7,836
Computers, software, and office equipment	2,449	2,449
Leasehold improvements	2,206	2,206
Total property and equipment at cost	4,655	12,491
Less: Accumulated depreciation	(4,492)	(10,288)
	$163	$2,203
The Company reduced its research activities and eliminated its internal pipeline development efforts pursuant to the strategic restructuring and reprioritization plan announced with the 2025 Restructuring. In June 2025, the Company entered into an agreement to sell its laboratory equipment and received an upfront cash payment of $0.4 million, representing 50% of the sale price. The remaining 50% of the sale price, or $0.4 million, was received following delivery of the equipment in July 2025. The laboratory equipment was classified as held for sale as of June 30, 2025, and, therefore, the carrying value was reduced to its fair value less costs to sell. As a result, the Company incurred an impairment loss of $0.6 million during the nine months ended September 30, 2025, which is included within research and development expenses on the condensed consolidated statements of operations and comprehensive loss.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
15. Subsequent events
On November 12, 2025, the Company entered into the Merger Agreement with Parent and Merger Sub.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will commence a tender offer (the “Offer”) to acquire all of the issued and outstanding shares (the “Company Shares”) of common stock, par value $0.0001 per share, of the Company (the “Company Common Stock”), for (i) $25.00 net per Company Share, payable in cash, without interest (such amount, or any different amount per share paid pursuant to the Offer, the “Upfront Consideration”), plus (ii) one contingent value right per Company Share (each, a “CVR”), which represents the right to receive milestone payments of up to an aggregate of $30.25 per share in cash upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent (the “Rights Agent”) mutually agreeable to Parent and the Company (the Upfront Consideration plus one CVR, together, the “Offer Price”). The Offer will remain open for 20 business days, subject to extension under certain circumstances.
Following the consummation of the Offer, subject to the terms and conditions of the Merger Agreement, and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), Merger Sub will merge with and into the Company as provided in the Merger Agreement, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the DGCL, which permits completion of the Merger without a stockholder vote promptly following consummation of the Offer. At the effective time of the Merger (the “Effective Time”), each Company Share (other than (i) Company Shares owned by the Company (or held in the treasury of the Company), Parent, Merger Sub or any of their respective subsidiaries or (ii) Company Shares that are held by stockholders who are entitled to, and properly demand, appraisal for such Company Shares in accordance with Section 262 of the DGCL) will be cancelled and converted into the right to receive the Offer Price from Merger Sub (the “Merger Consideration”) without interest, subject to any applicable withholding tax.
The obligations of Parent and Merger Sub to consummate the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including that there have been validly tendered and not validly withdrawn prior to the expiration of the Offer a number of Company Shares that, considered together with the number of Company Shares, if any, then owned beneficially by Parent and its subsidiaries, would represent one more Company Share than 50% of the total number of Company Shares outstanding at the time of expiration of the Offer (the “Minimum Condition”). The Minimum Condition may not be waived by Parent and Merger Sub without the prior written consent of the Company. In addition, the obligation of Merger Sub to consummate the Offer is conditioned upon, among other things, the accuracy of the representations and warranties of the Company contained in the Merger Agreement (subject to certain materiality exceptions), material compliance by the Company with its covenants under the Merger Agreement and the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and the receipt of all approvals and clearances required thereunder and other customary closing conditions.
Each party to the Merger Agreement has agreed to make an appropriate filing of a Notification and Report Form pursuant to the HSR Act with respect to the Offer and the Merger as promptly as practicable and in any event within 20 business days after the date of the Merger Agreement, and to use its reasonable best efforts to take all other actions necessary to cause the expiration or termination of the applicable waiting periods under the HSR Act as soon as practicable and in any event not later than May 12, 2026.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The Merger Agreement provides for the following treatment of the Company’s stock options and restricted stock unit awards:
•Effective immediately prior to the Effective Time, each option to purchase shares of Company Common Stock that is outstanding and unexercised as of immediately prior to the Effective Time and has an exercise price that is less than the Upfront Consideration (a “Cash-Out Option”) shall become fully vested and shall automatically be cancelled and converted into the right to receive, without interest and subject to deduction for any required tax withholding, (i) the Merger Consideration minus (ii) the exercise price payable per share of Company Common Stock underlying such Cash-Out Option, subject to the terms and conditions specified in the Merger Agreement;
•Effective as of 10 business days prior to the closing of the Merger, or such other date occurring prior to the closing of the Merger as may be determined by the Board in its discretion (the “Acceleration Date”), each option to purchase Company Shares then outstanding and unexercised that has an exercise price that is equal to or greater than the Upfront Consideration (an “Out-of-the-Money Option”), shall become fully vested and exercisable up to and through the closing of regular trading on the Nasdaq Stock Market on the fifth business day following the Acceleration Date (the “Last Exercise Date”) in accordance with the terms and conditions of such Out-of-the-Money Option, and if not exercised on or prior to the closing of regular trading on the Last Exercise Date, such Out-of-the-Money Option shall be cancelled and cease to exist as of the Effective Time, and no consideration shall be delivered in exchange for such Out-of-the-Money Option; and
•As of immediately prior to the Effective Time, each Company restricted stock unit award that is then outstanding (whether vested or unvested) shall automatically be cancelled and converted into the right to receive, without interest and subject to deduction for any required tax withholding, the Merger Consideration in respect of each share of Company Common Stock subject to such restricted stock unit award immediately prior to the Effective Time.
The Company has agreed to take such actions with respect to the 2017 ESPP that are necessary to provide that (i) with respect to each offering period that is in effect as of the date of the Merger Agreement (each a “Current ESPP Offering Period”), no employee who is not a participant in the 2017 ESPP as of such date may become a participant in the 2017 ESPP and no participant may increase the percentage amount of such participant’s payroll deduction election from that in effect on the date of the Merger Agreement for such Current ESPP Offering Period, (ii) no additional offering period will commence under the 2017 ESPP after the date of the Merger Agreement, (iii) subject to the consummation of the Merger, the 2017 ESPP will terminate, effective immediately prior to the Effective Time and (iv) if any Current ESPP Offering Period will still be in effect as of immediately prior to the Effective Time, then each outstanding option granted pursuant to the 2017 ESPP will be terminated immediately prior to the Effective Time and the balances in the accounts of participants in the 2017 ESPP shall be returned to them.
The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Merger Sub. The Company has agreed, until the earlier of the termination of the Merger Agreement or the Effective Time, to, among other things, use commercially reasonable efforts to conduct its operations in all material respects according to its ordinary course of business.
The Company has also agreed to customary non-solicitation restrictions, including not to initiate, solicit, knowingly encourage or facilitate or participate in any discussions or negotiations with third parties regarding other proposals for alternative business combination transactions involving the Company or change the recommendation of the Board to the Company’s stockholders regarding the Offer, in each case, except as otherwise permitted by the Merger Agreement, including to enter into an alternative transaction that constitutes a Superior Proposal (as defined in the Merger Agreement) in compliance with the Board’s fiduciary duties under applicable law and subject to payment of a termination fee.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
The Merger Agreement also includes customary termination provisions for both the Company and Parent, including, among others, the right of either party to terminate for failure to consummate the Offer on or before May 12, 2026. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company will be required to pay Parent a termination fee of $5.6 million (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a Superior Proposal or the Board’s change of recommendation in favor of the Offer). The parties to the Merger Agreement are also entitled to specifically enforce the terms and provisions of the Merger Agreement.
At or prior to the time at which Merger Sub irrevocably accepts for purchase all Company Shares validly tendered (and not validly withdrawn) pursuant to the Offer, Parent and the Rights Agent will enter into the CVR Agreement. The CVRs are contractual rights only and not transferable except under certain limited circumstances, will not be certificated or evidenced by any instrument and will not be registered with the SEC or listed for trading. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Parent, Merger Sub or Company or any of their affiliates.
Each CVR represents a right to receive the following cash payments, without interest and subject to reduction for any applicable tax withholding (the “Milestone Payments”) if the following milestones (the “Milestones”) are achieved:
•$1.00 per CVR, payable upon the FDA granting “breakthrough therapy” designation in the United States for Emi-Le on or before December 31, 2027;
•$1.25 per CVR, payable upon receipt by Parent or any of its affiliates (including the surviving corporation) of the $8.0 million milestone payment payable upon achievement of a specified development milestone set forth in the Johnson & Johnson Agreement on or before December 31, 2026;
•$4.00 per CVR, payable upon occurrence of the first dosing of the first participant in a Registrational Clinical Trial (as defined in the CVR Agreement) of Emi-Le for adenoid cystic carcinoma type 1 (“ACC-1”) on or before December 31, 2027;
•$9.00 per CVR, payable upon the occurrence of Regulatory Approval (as defined in the CVR Agreement) by the FDA for Emi-Le indicated for use in ACC-1 on or before December 31, 2030;
•$2.00 per CVR, payable upon the achievement of the first time that cumulative Net Sales (as defined in the CVR Agreement) of Emi-Le in any calendar year ending on or before December 31, 2032 is equal to or exceeds $100.0 million;
•$4.00 per CVR, payable upon the achievement of the first time that cumulative Net Sales of Emi-Le in any calendar year ending on or before December 31, 2035 is equal to or exceeds $200.0 million;
•$6.00 per CVR, payable upon the achievement of the first time that cumulative Net Sales of Emi-Le in any calendar year ending on or before December 31, 2037 is equal to or exceeds $300.0 million;
•$2.00 per CVR, payable upon the occurrence of the First Commercial Sale (as defined in the CVR Agreement) of Emi-Le in the first to occur of France, Germany, Italy, Spain or the United Kingdom (the “European First Sale Milestone”) on or before December 31, 2030 (the “European First Sale Milestone End Date”); provided, however, that the European First Sale Milestone will be deemed to have occurred if, at any time on or before the European First Sale Milestone End Date, cumulative Net Sales of Emi-Le in the European Union and the United Kingdom is equal to or exceeds $10.0 million; and
•$1.00 per CVR, payable upon the First Commercial Sale of Emi-Le in Japan on or before December 31, 2030.

Mersana Therapeutics, Inc.
Notes to condensed consolidated financial statements (continued)
(unaudited)
There can be no assurance that any Milestone will be achieved prior to its expiration or termination of the CVR Agreement, or that payment will be required of Parent with respect to any Milestone.

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

Proposed Acquisition by Day One Biopharmaceuticals, Inc.
On November 12, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Day One Biopharmaceuticals, Inc., a Delaware corporation, or Parent, and Emerald Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent, or Merger Sub.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will commence a tender offer, or the Offer, to acquire all of our issued and outstanding shares of common stock for (i) $25.00 net per share, payable in cash, without interest, plus (ii) one contingent value right per share, each, a CVR, which represents the right to receive milestone payments of up to an aggregate of $30.25 per share in cash upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement to be entered into with a rights agent mutually agreeable to Parent and us. The Offer will remain open for 20 business days, subject to extension under certain circumstances.
Following the consummation of the Offer, subject to the terms and conditions of the Merger Agreement, and in accordance with the General Corporation Law of the State of Delaware, Merger Sub will merge with and into us as provided in the Merger Agreement, with us continuing as the surviving corporation and a wholly owned subsidiary of Parent, or the Merger. The closing of the Merger is expected to occur by the end of January 2026, subject to the satisfaction of customary closing conditions.
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
Emi-Le is a B7-H4-targeting Dolasynthen ADC designed with a precise, target-optimized DAR of 6. We are conducting a Phase 1 open-label clinical trial evaluating the safety and tolerability of Emi-Le. In January 2025, we announced positive initial clinical data as of a December 13, 2024 data cut date from the dose escalation and backfill cohorts of our ongoing Phase 1 clinical trial of Emi-Le in patients with breast cancer, endometrial cancer, ovarian cancer and adenoid cystic carcinoma type 1, or ACC-1. Additionally, at medical conferences held in May and June 2025, we announced additional positive interim clinical data as of a March 8, 2025 data cut date from the dose escalation and backfill cohorts of our ongoing Phase 1 clinical trial of Emi-Le.
In May 2025, we announced that we were, for the near-term, focusing our Emi-Le development efforts on breast cancer to enable the generation of additional safety, tolerability and clinical activity data.
To that end, we continue to follow patients in our two dose expansion cohorts in patients with triple-negative breast cancer, or TNBC, who have received one to four prior treatment lines in the locally advanced or metastatic setting, including at least one prior topoisomerase-1 inhibitor, or topo-1, ADC. The first of these dose expansion cohorts is the “Dose A” cohort, in which patients are receiving 67.4 mg/m2 of Emi-Le administered every four weeks, or Q4W. The second dose expansion cohort is the “Dose B” cohort, in which patients are receiving 80 mg/m2 of Emi-Le Q4W following a loading dose of 44.5 mg/m2 of Emi-Le on days 1 and 8 of the first four-week cycle.

We are also evaluating Emi-Le in patients with ACC-1, a population with very high unmet need, in the backfill cohorts of the dose escalation portion of our ongoing Phase 1 clinical trial. In June 2025, at ASCO, we presented interim clinical data from nine evaluable patients with ACC-1. As of October 1, 2025, we have enrolled a substantially greater number of patients with ACC-1 in these backfill cohorts than was presented at ASCO. The data from ACC-1 patients enrolled in this trial continues to mature as we enroll additional patients and patients remain on treatment for longer periods. We have continued to be encouraged by the responses of the patients in these backfill cohorts.
Emi-Le continues to be generally well-tolerated, and its observed safety profile remains consistent with previously disclosed data.
XMT-2056 is a systemically-administered Immunosynthen ADC targeting a novel human epidermal growth factor receptor 2, or HER2, epitope with a DAR of 8 that we are investigating in a Phase 1 clinical trial designed to assess the safety and tolerability. In late 2023, we announced the resolution of a U.S. Food and Drug Administration, or FDA, clinical hold on our Phase 1 clinical trial of XMT-2056 in previously treated patients with advanced or recurrent solid tumors expressing HER2, including breast, gastric, colorectal and non-small cell lung cancers, and in the first half of 2024, we restarted the trial. We continue to enroll patients in the dose escalation portion of the trial. During the quarter ended September 30, 2025, we achieved and received payment for a $15 million development milestone under our Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with GlaxoSmithKline Intellectual Property (No. 4) Limited, or GSK.
On May 6, 2025, we announced the implementation of a strategic restructuring and reprioritization plan. In connection therewith, our board of directors approved certain expense reduction measures, including our commitment to a reduction of approximately 55% of our then-current employee base across all functions, or the 2025 Restructuring. The 2025 Restructuring was completed as of September 30, 2025. As part of the strategic restructuring and reprioritization plan we announced with the 2025 Restructuring, we have also reduced our research activities and eliminated our internal pipeline development efforts.
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

Since inception, we have incurred significant cumulative operating losses. Our net losses were $56.0 million and $55.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $951.5 million. We expect to continue to incur significant expenses and operating losses over the next several years if and as we:
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
As of September 30, 2025, we had cash and cash equivalents of $56.4 million. We believe that our currently available funds will be sufficient to fund our current operating plan commitments into mid-2026. There is substantial doubt about our ability to continue as a going concern. For more information, refer to Liquidity and Capital Resources below and Note 1, Nature of business and basis of presentation, in the notes to the condensed consolidated financial statements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.
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

In December 2022, we entered into a collaboration and commercial license agreement, or the 2022 Merck KGaA Agreement, with Ares Trading S.A., a wholly-owned subsidiary of Merck KGaA, Darmstadt, Germany. The 2022 Merck KGaA Agreement provides for the development and commercialization of ADC product candidates utilizing our Immunosynthen platform for up to two target antigens. Merck KGaA is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Merck KGaA's cost. Merck KGaA has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. During the three months ended September 30, 2025 and 2024, we recognized $1.8 million and $3.4 million, respectively, of collaboration revenue related to the 2022 Merck KGaA Agreement. During the nine months ended September 30, 2025 and 2024, we recognized $2.4 million and $6.6 million, respectively, of collaboration revenue related to the 2022 Merck KGaA Agreement.
In August 2022, we entered into the GSK Agreement with GSK to provide GSK with an exclusive option to obtain an exclusive license to co-develop and to commercialize products containing XMT-2056, or Licensed Products. We are responsible for manufacturing, research and early clinical development related to our XMT-2056 program prior to GSK's exercise, if any, of its option. If GSK exercises its option, GSK will have the exclusive right to and will be responsible for the further co-development and commercialization of Licensed Products. During the three months ended September 30, 2025 and 2024, we recognized $8.6 million and $0.5 million, respectively, of collaboration revenue related to the GSK Agreement. During the nine months ended September 30, 2025 and 2024, we recognized $9.6 million and $0.6 million, respectively, of collaboration revenue related to the GSK Agreement.
In February 2022, we entered into a research collaboration and license agreement with Johnson & Johnson for the development and commercialization of ADC product candidates utilizing our Dolasynthen platform for up to three target antigens. We refer to such agreement, as amended on July 14, 2023 and September 25, 2023, as the Johnson & Johnson Agreement. Johnson & Johnson is responsible for generating antibodies against the target antigens, and we are responsible for performing bioconjugation activities to create ADCs as well as certain chemistry, manufacturing and controls development and early-stage manufacturing activities at Johnson & Johnson's cost. Johnson & Johnson has the exclusive right to and is responsible for the further development and commercialization of these ADC product candidates. In August 2024, we entered into a clinical supply agreement with Johnson & Johnson, or the 2024 Johnson & Johnson CSA, for the clinical manufacturing services related to a licensed ADC for a selected target. The Johnson & Johnson Agreement and the 2024 Johnson & Johnson CSA are referred to as the Johnson & Johnson Agreements. In December 2024, Johnson & Johnson terminated without cause its development of ADCs directed to the other two targets it had selected under the Johnson & Johnson Agreement. As a result, there is one ongoing ADC development program directed to the remaining target. During the three months ended September 30, 2025 and 2024, we recognized $0.6 million and $8.8 million, respectively, of collaboration revenue related to performance under the Johnson & Johnson Agreements. During the nine months ended September 30, 2025 and 2024, we recognized $4.8 million and $16.7 million, respectively, of collaboration revenue related to performance under the Johnson & Johnson Agreements. In the third quarter of 2025, Johnson & Johnson received clearance from the U.S. Food and Drug Administration, or FDA, of an investigational new drug application, or IND, for a Dolasynthen ADC developed under the Johnson & Johnson Agreement.  An $8.0 million development milestone is associated with the further progress of this first-in-human clinical trial pursuant to the Johnson & Johnson Agreement.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs. While, as part of the 2025 Restructuring, we have reduced our research activities and eliminated our internal pipeline development efforts, we expect that our future research and development costs may increase over current levels, depending on the progress of our clinical development programs. There are numerous factors associated with the successful development and commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at our current stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.
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
We incur significant external costs for manufacturing our product candidates and platforms and for clinical research organizations that conduct clinical trials on our behalf. We capture these external expenses for each product candidate in clinical development. Costs for our platforms with an associated product candidate in clinical development are typically allocated to our most clinically advanced product candidate based on that platform. All external research and development expenses not attributable to our product candidates in clinical development are captured within preclinical, discovery and collaboration costs. These costs relate to our former preclinical product candidates XMT-2068 and XMT-2175, development of which we have terminated in connection with the 2025 Restructuring; additional earlier discovery stage programs; reimbursable costs incurred in association with our strategic collaborations and certain unallocated costs. The following table summarizes our external research and development expenses, presented by program as described above, and our internal research and development expenses for each of the three and nine month periods ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Emi-Le external costs	$4,693	$3,470	$15,092	$9,413
XMT-2056 external costs	2,548	1,314	6,054	3,361
UpRi external costs(a)	(890)	(182)	(890)	387
Preclinical, discovery and collaboration costs(a)	789	(1,036)	3,567	(726)
Internal research and development costs	5,042	11,237	22,918	38,299
Total research and development costs	$12,182	$14,803	$46,741	$50,734
(a) Negative amounts primarily reflect the favorable resolutions of outstanding accrual balances.
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
For example, in July 2023 we announced our decision to discontinue the clinical development of UpRi. Consequently, we have allocated resources previously dedicated to this program into our next-generation ADCs and platforms, Dolasynthen and Immunosynthen. Similarly, as part of our strategic restructuring and reprioritization plan and the 2025 Restructuring, we have reduced our research activities and eliminated our internal pipeline development efforts. In the near term, we are focusing Emi-Le development efforts on breast cancer while continuing to support the dose escalation portion of our Phase 1 clinical trial of XMT-2056 and our ongoing collaborations. We expect to incur significant research and development expenses over the next several years as we continue our clinical development and manufacturing of Emi-Le and XMT-2056.

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
Restructuring expenses
Restructuring expenses consists primarily of severance and benefit payments, outplacement services and related expenses. During the three and nine months ended September 30, 2025, we recognized $0.2 million and $4.1 million, respectively, of such expenses. The 2025 Restructuring was completed as of September 30, 2025.
Other income (expense)
Other income (expense) consists primarily of interest expense related to borrowings under our credit facility and associated amortization of the deferred financing costs, accretion of debt discount and the loss on extinguishment of debt resulting from the repayment of all amounts owed under our credit facility. Interest income includes interest earned on cash equivalents and marketable securities.
Results of Operations
Comparison of the three months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024, together with the changes in those items:

	Three Months Ended September 30,		Dollar Change
(in thousands)	2025	2024
Collaboration revenue	$11,009	$12,598	$(1,589)
Operating expenses:
Research and development	12,182	14,803	(2,621)
General and administrative	6,303	9,864	(3,561)
Restructuring expenses	191	—	191
Total operating expenses	18,676	24,667	(5,991)
Other income (expense):
Interest income	516	1,972	(1,456)
Interest expense	(394)	(986)	592
Total other income, net	122	986	(864)
Loss before income taxes	(7,545)	(11,083)	3,538
Income tax expense	—	(418)	418
Net loss	$(7,545)	$(11,501)	$3,956

Collaboration Revenue
Collaboration revenue decreased by $1.6 million, from $12.6 million for the three months ended September 30, 2024 to $11.0 million for the three months ended September 30, 2025. The decrease was primarily due to decreases in collaboration revenue recognized of $8.1 million and $1.5 million under the Johnson & Johnson Agreements and 2022 Merck KGaA Agreement, respectively, partially offset by an increase in collaboration revenue recognized of $8.1 million under the GSK Agreement primarily driven by milestone achievement.
Research and Development Expense
Research and development expense decreased by $2.6 million, from $14.8 million for the three months ended September 30, 2024 to $12.2 million for the three months ended September 30, 2025.
The decrease in research and development expense was primarily due to a decrease of $5.5 million related to employee compensation (including stock-based compensation), largely driven by reduced headcount, including as a result of the 2025 Restructuring, partially offset by increases of $1.7 million and $1.0 million related to clinical development activities for Emi-Le and XMT-2056, respectively.
General and Administrative Expense
General and administrative expense decreased by $3.6 million, from $9.9 million for the three months ended September 30, 2024 to $6.3 million for the three months ended September 30, 2025. The decrease in general and administrative expense was primarily due to a decrease of $2.4 million related to employee compensation (including stock-based compensation) as a result of reduced headcount, including as a result of the 2025 Restructuring, and a decrease of $1.2 million related to consulting and professional services fees.
Total Other Income, net
Total other income, net decreased by $0.9 million, from $1.0 million for the three months ended September 30, 2024 to $0.1 million for the three months ended September 30, 2025. The decrease was primarily due to less interest income earned on cash equivalents and marketable securities and the loss on extinguishment of debt resulting from the repayment of all amounts owed under the New Credit Facility, as defined below.

Comparison of the nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Dollar Change
(in thousands)	2025	2024
Collaboration revenue	$16,819	$24,136	$(7,317)
Operating expenses:
Research and development	46,741	50,734	(3,993)
General and administrative	22,643	31,927	(9,284)
Restructuring expenses	4,131	—	4,131
Total operating expenses	73,515	82,661	(9,146)
Other income (expense):
Interest income	2,575	6,839	(4,264)
Interest expense	(1,843)	(2,971)	1,128
Total other income, net	732	3,868	(3,136)
Loss before income taxes	(55,964)	(54,657)	(1,307)
Income tax expense	—	(418)	418
Net loss	$(55,964)	$(55,075)	$(889)
Collaboration Revenue
Collaboration revenue decreased by $7.3 million, from $24.1 million during the nine months ended September 30, 2024 to $16.8 million during the nine months ended September 30, 2025. The decrease was primarily due to decreases in collaboration revenue recognized of $11.9 million and $4.2 million under the Johnson & Johnson Agreements and 2022 Merck KGaA Agreement, respectively, partially offset by an increase in collaboration revenue recognized of $9.0 million under the GSK Agreement primarily driven by milestone achievement.
Research and Development Expense
Research and development expense decreased by $4.0 million, from $50.7 million for the nine months ended September 30, 2024 to $46.7 million for the nine months ended September 30, 2025. The decrease in research and development expense was primarily due to a decrease of $12.9 million related to employee compensation (including stock-based compensation), largely driven by reduced headcount, including as a result of the 2025 Restructuring, and a decrease of $1.3 million primarily related to favorable resolution of an accrual balance associated with UpRi clinical development and manufacturing activities, partially offset by increases of $6.4 million and $2.1 million related to clinical development activities for Emi-Le and XMT-2056, respectively, and an increase of $1.6 million related to CMC activities incurred for our collaboration partners.
General and Administrative Expense
General and administrative expense decreased by $9.3 million, from $31.9 million during the nine months ended September 30, 2024 to $22.6 million during the nine months ended September 30, 2025. The decrease in general and administrative expense was primarily due to a decrease of $5.8 million related to employee compensation (including stock-based compensation) as a result of reduced headcount, including as a result of the 2025 Restructuring, and a decrease of $3.5 million related to consulting and professional services fees.

Total Other Income, net
Total other income, net decreased by $3.1 million, from $3.9 million during the nine months ended September 30, 2024 to $0.7 million during the nine months ended September 30, 2025. The decrease was primarily due to less interest income earned on cash equivalents and marketable securities and the loss on extinguishment of debt resulting from the repayment of all amounts owed under the New Credit Facility.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations to date primarily through our strategic collaborations, private placements of our convertible preferred stock and public offerings of our common stock, including our initial public offering, our follow-on public offerings in 2019 and 2020 and our ATM equity offering programs. As of September 30, 2025, we had cash and cash equivalents of $56.4 million. In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other payments under our ongoing collaboration agreements with GSK, Johnson & Johnson and Merck KGaA. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.
In November 2022, we entered into a sales agreement, or the November 2022 ATM, with Cowen and Company, LLC, or Cowen, as sales agent, under which we were able to offer and sell to the public through Cowen up to $150.0 million of our common stock from time to time at prevailing market prices. During the nine months ended September 30, 2024, we sold 41,467 shares of common stock under the November 2022 ATM, resulting in gross and net proceeds of $6.0 million and $5.8 million, respectively. As of December 31, 2024, the November 2022 ATM was no longer available for the offer and sale of additional shares of common stock due to the expiration of the applicable registration statement.
In February 2024, we entered into a sales agreement, or the February 2024 ATM, with Cowen, as sales agent, under which we are able to offer and sell to the public through Cowen up to $100.0 million of our common stock from time to time at prevailing market prices. We did not sell any shares of common stock pursuant to the February 2024 ATM during either of the nine months ended September 30, 2025 and 2024, and $100.0 million remained unsold and available for sale under the February 2024 ATM as of September 30, 2025.
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

On July 1, 2025, we entered into a letter agreement with the Lenders providing for our repayment of all amounts owed under the New Credit Facility. As of September 30, 2025 we had repaid our obligation of $25.0 million of principal, along with $1.1 million due for the final payment, under the New Credit Facility.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(55,120)	$(63,089)
Net cash provided by (used in) investing activities	27,767	(38,563)
Net cash (used in) provided by financing activities	(24,006)	5,959
Decrease in cash, cash equivalents and restricted cash	$(51,359)	$(95,693)
Net Cash Used in Operating Activities
Net cash used in operating activities was $55.1 million during the nine months ended September 30, 2025 and primarily consisted of a net loss of $56.0 million, adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $5.9 million. Net cash used in operating activities was $63.1 million during the nine months ended September 30, 2024 and primarily consisted of a net loss of $55.1 million, adjusted for changes in our net working capital, deferred revenue related to our collaboration agreements, and other non-cash items, including stock-based compensation of $13.1 million and net amortization of premiums and discounts on marketable securities of $3.3 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $27.8 million during the nine months ended September 30, 2025 as compared to net cash used in investing activities of $38.6 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net cash provided by investing activities consisted of maturities of marketable securities. During the nine months ended September 30, 2024, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $24.0 million during the nine months ended September 30, 2025 as compared to net cash provided by financing activities of $6.0 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net cash used in financing activities consisted primarily of the repayment of debt including the final payment obligation. During the nine months ended September 30, 2024, net cash provided by financing activities consisted primarily of proceeds from sales of shares of common stock under our November 2022 ATM of $5.8 million.
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

As of September 30, 2025, we had cash and cash equivalents of $56.4 million. We believe that our currently available funds will be sufficient to fund our current operating plan commitments into mid-2026. There is substantial doubt about our ability to continue as a going concern. If the acquisition of us by Parent is not consummated, we will need to raise additional funds, which could be through a combination of equity offerings, debt financings, other third-party funding, and strategic collaborations and licensing transactions. If we are unable to obtain future funding when needed, we may be forced to delay, reduce or eliminate some or all of our development programs, which could adversely affect our business prospects, or we may be unable to continue operations. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.
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
•the successful completion of our pending transaction with Parent;
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
•the requirement for or the cost of developing any companion diagnostics and/or complementary diagnostics; and
•our ability to execute on our strategic priorities.
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

Until such time, if ever, that we can generate substantial product revenues, we expect to finance our cash needs through a combination of strategic collaborations, licensing arrangements, equity offerings and debt financings. We have the potential to earn cash milestone payments in connection with our ongoing agreements with GSK, Johnson & Johnson and Merck KGaA, if research and development activities are successful under our collaborations with those parties. If we raise funds through additional strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. If the acquisition of us by Parent is not consummated and we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Contractual Obligations
During the nine months ended September 30, 2025, other than our early repayment of all amounts owed under the New Credit Facility, there were no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025.
Critical Accounting Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. During the nine months ended September 30, 2025, there were no material changes to our critical accounting estimates as reported under the heading “Critical Accounting Policies and Significant Judgements and Estimates” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
We are exposed to market risk related to changes in interest rates. As of September 30, 2025, we had cash and cash equivalents of $56.4 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and, at times, marketable securities are generally invested in money market funds, U.S. Treasury obligations, commercial paper, corporate bonds and U.S. government agency securities. However, we believe that due to the short-term duration of our investment portfolio and low-risk profile of our investments, an immediate 100 basis points change in the prime rate would not have a material effect on the fair market value of our investments portfolio.
Foreign Currency Exchange Rate Risks
As of September 30, 2025, we were not exposed to market risk related to changes in foreign currency exchange rates, but we may contract with vendors that are located in Asia and Europe and may be subject to fluctuations in foreign currency rates at that time.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Pending Transaction with Day One Biopharmaceuticals, Inc.
We may not complete the pending transaction with Day One Biopharmaceuticals, Inc. within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
On November 12, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Day One Biopharmaceuticals, Inc., or Parent, and Parent’s wholly owned subsidiary, Emerald Merger Sub, Inc., or Merger Sub. The Merger Agreement provides for, among other things and on the terms and subject to the conditions set forth therein, a two-step transaction in which the first step is a tender offer, which we refer to herein as the Offer, by the Merger Sub to acquire all of our issued and outstanding shares of common stock for (i) $25.00 net per share, payable in cash, without interest, or the Upfront Consideration, plus (ii) one contingent value right per share, or a CVR, which represents the right to receive milestone payments of up to an aggregate of $30.25 per share in cash upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement, or the CVR Agreement, to be entered into with a rights agent, or the Rights Agent, mutually agreeable to Parent and us (we refer to the Upfront Consideration plus one CVR, together, as the Offer Price). The Offer will remain open for 20 business days, subject to extension under certain circumstances. The Merger Agreement provides that, among other things, following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions to the merger, and in accordance with the General Corporation Law of the State of Delaware, or the DGCL, the Merger Sub will be merged with and into us, or the Merger, and we will continue as the surviving corporation and a wholly owned subsidiary of the Parent. Because the Merger will be governed by Section 251(h) of the DGCL, assuming the requirements of Section 251(h) of the DGCL are met, no stockholder vote by our stockholders will be required to consummate the Merger. We currently expect the Offer and the Merger to be completed in the end of January 2026.

If the Offer and the Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay the Parent a termination fee of $5.6 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
Our ability to complete the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.
The obligation of Parent and Merger Sub to consummate the Offer is subject to the condition that there be validly tendered and not validly withdrawn prior to the expiration of the Offer a number of shares that, together with the number of shares, if any, then owned beneficially by the Parent and its subsidiaries would represent a majority of the shares outstanding at the time of the expiration of the Offer, or the Minimum Condition. The Minimum Condition may not be waived by Parent and Merger Sub without our prior written consent. In addition, the obligation of Merger Sub to consummate the Offer is conditioned upon, among other things, the accuracy of our representations and warranties (subject to certain materiality exceptions), our material compliance with our covenants under the Merger Agreement and the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and the receipt of all approvals and clearances required thereunder. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger. The failure to consummate the transactions contemplated by the Merger Agreement would adversely affect our business.
The granting of regulatory approvals pursuant to the HSR Act could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on us or may result in the failure to close the Merger.
The pendency of the transaction with the Parent and the Merger Sub could adversely affect our business, financial results and/or operations.
Our efforts to complete the transaction with the Parent and the Merger Sub could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results and/or operations. Uncertainty as to whether the Offer and the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators and suppliers. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. We may not be successful in defending against lawsuits brought against us even if they are without merit. Regardless of the outcome of any lawsuits brought against us, such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and/or results of operations.
If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger other than through the CVRs; if the required milestones under the CVRs are not achieved, stockholders will not realize any value from the CVRs.
Pursuant to the Merger, each issued and outstanding share of our common stock (other than shares of common stock held by us, the Parent or the Merger Sub or by stockholders of ours who have properly exercised and perfected their statutory rights of appraisal under the DGCL), as well as each restricted stock unit and certain options to purchase shares of our common stock, will become entitled to receive the CVRs as part of the Offer Price.
Each CVR represents a right to receive the following cash payments, without interest and subject to reduction for any applicable withholding of taxes, or the Milestone Payments, if the following milestones, or the Milestones, are achieved:
•$1.00 per CVR, payable upon the U.S. Food and Drug Administration, or the FDA, granting “breakthrough therapy” designation in the United States for Emi-Le on or before December 31, 2027;
•$1.25 per CVR, payable upon receipt by Parent or any of its affiliates (including the surviving corporation) of the $8.0 million milestone payment payable upon achievement of a specified development milestone set forth in the Johnson & Johnson Agreement on or before December 31, 2026;
•$4.00 per CVR, payable upon occurrence of the first dosing of the first participant in a Registrational Clinical Trial (as defined in the CVR Agreement) of Emi-Le for adenoid cystic carcinoma type 1, or ACC-1, on or before December 31, 2027;
•$9.00 per CVR, payable upon the occurrence of Regulatory Approval (as defined in the CVR Agreement) by the FDA for Emi-Le indicated for use in ACC-1 on or before December 31, 2030;
•$2.00 per CVR, payable upon the achievement of the first time that cumulative Net Sales (as defined in the CVR Agreement) of Emi-Le in any calendar year ending on or before December 31, 2032 is equal to or exceeds $100.0 million;
•$4.00 per CVR, payable upon the achievement of the first time that cumulative Net Sales of Emi-Le in any calendar year ending on or before December 31, 2035 is equal to or exceeds $200.0 million;
•$6.00 per CVR, payable upon the achievement of the first time that cumulative Net Sales of Emi-Le in any calendar year ending on or before December 31, 2037 is equal to or exceeds $300.0 million;
•$2.00 per CVR, payable upon the occurrence of the First Commercial Sale (as defined in the CVR Agreement) of Emi-Le in the first to occur of France, Germany, Italy, Spain or the United Kingdom, or the European First Sale Milestone, on or before December 31, 2030, or the European First Sale Milestone End Date; provided, however, that the European First Sale Milestone will be deemed to have occurred if, at any time on or before the European First Sale Milestone End Date, cumulative Net Sales of Emi-Le in the European Union and the United Kingdom is equal to or exceeds $10.0 million; and

•$1.00 per CVR, payable upon the First Commercial Sale of Emi-Le in Japan on or before December 31, 2030.
Following the consummation of the Merger, the Parent has agreed to use commercially reasonable efforts to achieve the Milestones. However, there can be no assurance that any Milestone will be achieved prior to its expiration or termination of the CVR Agreement, or that payment will be required of Parent with respect to any Milestone. Stockholders may not realize any value from the CVRs at all.
The tax treatment of the CVRs is unclear.
The U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments (if any) under, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.
In certain instances, the Merger Agreement requires us to pay a termination fee to the Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we may be required to pay the Parent a termination fee of $5.6 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, our entry into an agreement with respect to a superior proposal or a change in the recommendation of our board of directors. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business relationships or financial condition will not be materially adversely affected, as compared to our condition prior to the announcement of the transaction, if the transaction is not consummated. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Parent’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Parent.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the transactions contemplated by the Merger Agreement. We are obligated to pay these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, financial condition and results of operations.
The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit, knowingly encourage or knowingly facilitate any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, or engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish any non-public information in connection with, an alternative transaction. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.
Risks Related to our Financial Position and Need for Additional Capital
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or future commercialization efforts.
Our cash and cash equivalents were $56.4 million as of September 30, 2025. We believe that our current cash and cash equivalents will be sufficient to fund our current operating plan commitments into mid-2026. We have utilized substantial amounts of cash since our inception and expect that we will continue to expend substantial resources for the foreseeable future developing Emi-Le and XMT-2056. These expenditures may include costs associated with conducting clinical trials, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any, and potentially acquiring new technologies. In addition, other unanticipated costs may arise. Because the outcome of our ongoing and future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we experience any delays in our clinical trials for our product candidates, including delays in enrollment of patients. We may also incur costs associated with operating as a public company, hiring additional personnel and expanding our facilities in the future.
Our future capital requirements depend on many factors, including:
•the successful completion of our pending transaction with Parent;
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
•the requirement for or the cost of developing any companion diagnostics and/or complementary diagnostics; and
•our ability to execute on our strategic priorities.
We have based the estimates underlying our cash runway projections on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently anticipate. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If the acquisition of us by Parent is not consummated and adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our future establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.
Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.
We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of September 30, 2025, we had cash and cash equivalents of $56.4 million. We believe that our current cash and cash equivalents will be sufficient to fund our current operating plan commitments into mid-2026. However, if the acquisition of us by Parent is not consummated, we will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding, including through a combination of equity offerings, debt financings, other third-party funding, strategic collaborations and licensing transactions or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we may be forced to delay, reduce or eliminate some or all of our development programs which could adversely affect our business prospects, or we may be unable to continue operations.
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
We have incurred net losses since our inception. Our net loss was $7.5 million for the three months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $951.5 million. Our losses have resulted principally from costs incurred in our discovery and development activities. Our net losses may fluctuate significantly from quarter to quarter and year to year. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues for the foreseeable future. Absent the realization of sufficient revenues from product sales, we may never achieve profitability in the future.
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
We expect to continue to incur significant expenses and operating losses over the next several years. Our expenses may increase in connection with our ongoing activities, if and as we:
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our capital needs through a variety of means, including through private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring future debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness, each of which could adversely impact our ability to conduct our business and execute our operating plan. If we raise additional funds through strategic collaborations with third parties, we may have to relinquish valuable rights to our technologies, including our platforms, or product candidates, or grant licenses on terms that are not favorable to us. If the acquisition of us by Parent is not consummated and we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts for Emi-Le or XMT-2056 or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Emi-Le and XMT-2056 are currently our only product candidates being evaluated in clinical trials. Following our announcement in July 2023 that the data in our single-arm registrational trial evaluating our former lead product candidate, upifitamab rilsodotin, or UpRi, in patients with platinum-resistant ovarian cancer, which we refer to as UPLIFT, did not meet its primary endpoint, we wound down our UpRi-related development activities, and we terminated our Phase 1 combination trial exploring the combination of UpRi with carboplatin, a standard platinum chemotherapy broadly used in the treatment of platinum-sensitive ovarian cancer, which we refer to as UPGRADE-A, and our Phase 3 clinical trial of UpRi as a monotherapy maintenance treatment following treatment with platinum doublets in recurrent platinum-sensitive ovarian cancer, which we refer to as UP-NEXT. Additionally, our clinical trial of XMT-2056 was placed on clinical hold by the FDA between March 2023 and October 2023. This trial resumed in the first half of 2024 and continues to enroll patients, though at a slower pace than we had originally anticipated. As part of our strategic restructuring and reprioritization plan and the 2025 Restructuring, we have reduced our research activities and eliminated our internal pipeline development efforts.
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
We cannot guarantee that clinical trials, including our ongoing and any future additional clinical trials of Emi-Le and XMT-2056, will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and other events may cause us to temporarily or permanently cease a clinical trial. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include, among others:
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
Additionally, we are conducting a Phase 1 clinical trial of XMT-2056, which was developed using our Immunosynthen platform and our novel STING-agonist payload. This trial was placed on clinical hold by the FDA from March 2023 to October 2023 following a Grade 5 SAE. Patients in our ongoing trial of XMT-2056 have experienced TRAEs and may experience TRAEs, including severe TRAEs and SAEs, similar to those we have observed in trials of our other current and prior product candidates or similar to those that have been observed by third parties in their clinical trials of other human epidermal growth receptor 2-, or HER2-, targeting ADCs, such as ENHERTU® (fam-trastuzumab deruxtecan-nxki) or KADCYLA® (ado-trastuzumab emtansine), including interstitial lung disease and/or pneumonitis, embryo-fetal toxicity, neutropenia, hepatotoxicity, cardiac toxicity, infusion-related reactions, hemorrhage, thrombocytopenia and neurotoxicity. Patients enrolled in this trial may also experience additional TRAEs, SAEs or other potential safety issues as a result of XMT-2056’s unique mechanism of action.

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
At any time and for any reason, we may determine that one or more of our product candidates does not have sufficient potential to warrant the allocation of resources toward such product candidate. Furthermore, because we have limited financial and personnel resources, we have placed significant focus on the development of a limited number of product candidates, including Emi-Le and XMT-2056 and historically including UpRi and XMT-1592. Accordingly, we may choose not to develop a product candidate or elect to suspend or terminate one or more development programs. For example, as part of our implementation of a strategic restructuring and reprioritization plan announced in May 2025, we have reduced our research activities and eliminated our internal pipeline development efforts, resulting in the termination of all of our discovery and preclinical programs, including XMT-2068 and XMT-2175. In each instance in which we suspend or terminate a program or product candidate in which we have invested significant resources, we will have expended resources on a program or product candidate that will not provide a full return on our investment. For example, in July 2023, we announced our decision to discontinue further development of UpRi based on the failure of our Phase 2 UPLIFT clinical trial to meet its primary endpoint. Additionally, in May 2022, we decided to discontinue development of XMT-1592 based in part on the lower prevalence of the NaPi2b biomarker in non-small cell lung cancer, or NSCLC, and the increasingly competitive nature of such indication. We may also cease developing a product candidate for a particular indication. For example, in November 2021, we determined to cease developing UpRi as a single agent in patients with NSCLC and determined to focus development on patients with ovarian cancer. As a result, we may have missed an opportunity to have allocated the resources originally used to develop UpRi and XMT-1592 to potentially more productive uses, including other programs or product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to product candidates through collaboration, licensing or other royalty arrangements.
We or our collaborators may fail to discover and develop additional potential product candidates.
Research programs to identify new product candidates require substantial technical, financial and human resources. As part of our implementation of a strategic restructuring and reprioritization plan announced in May 2025, we have reduced our research activities and eliminated our internal pipeline development efforts, which means that we are no longer developing additional potential product candidates at this time. Additionally, our collaborators may be unsuccessful in their efforts to identify new product candidates. If we are unable to resume activities to develop new potential product candidates in the future, or if our collaborators are unable to identify suitable additional product candidates for preclinical and clinical development, our or their ability to develop product candidates and our ability to obtain revenues from commercializing our products or to receive royalties from our collaborators’ sales of their products in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

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
In some cases, it may be difficult to detect infringement of our intellectual property rights by third parties, and, even if detected, proving infringement may be difficult. If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering Emi-Le or XMT-2056, the defendant could counterclaim its product does not infringe the asserted patent or that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of infringement, invalidity and unenforceability is unpredictable. With respect to infringement, the court may interpret the claims in a way that establishes a third-party product does not infringe those claims, or we may be otherwise unsuccessful in establishing that a third-party product embodies or practices each element of the claim and therefore infringes the claim. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Any such loss of patent protection or a finding that a third party’s competitive product does not infringe our patents could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
In addition to the protection afforded by patents, we rely on protection of our confidential know-how, including through trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our platform technology and discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, confidential know-how, including trade secrets, can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with employees and third parties such as, for example, consultants and outside scientific advisors, contractors and collaborators. We cannot guarantee that we have entered into such agreement with each party that may have or have had access to our trade secrets or proprietary technology and processes. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. We may not have adequate remedies in the case of a breach of any such agreements, and our trade secrets and other proprietary information could be disclosed to our competitors or others may independently develop substantially equivalent or superior proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.
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
Furthermore, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs and revise the eligibility for expedited pathways, in addition to other changes, was published on April 26, 2023, and the European Parliament has requested several amendments. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations. At this point, it appears that the period of market exclusivity for innovator products may be reduced from two years to one, exclusions from patent infringement for studies and trials will likely expand, and there will be a new obligation to ensure sufficient supply of medicines. The revisions may have a significant impact on the pharmaceutical industry and our business in the long term.

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
In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance, when finalized, will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late, 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of marketing applications.

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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the United Kingdom Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime which will take effect on April 28, 2026. In anticipation of these new requirements, on October 1, 2025, the MHRA updated its guidance for clinical trials to address, among other things, research transparency requirements for clinical trials, the approvals process, Research Ethics Committee review of clinical trials, simplified arrangements for consent in clinical trials and pharmacovigilance. At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the European Union/European Economic Area, or EEA, member states for approvals in the European Union centralized procedure and mutual recognition procedure, as well as the FDA for product approvals granted in the United States. However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023, and the European Parliament has requested several amendments. In June 2025, after almost two years of negotiations among the European Union Member States, the Council of the European Union adopted its position on the proposed overhaul of the European Union general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations. At this point, it appears that the period of market exclusivity for innovator products may be reduced from two years to one, exclusions from patent infringement for studies and trials will likely expand, and there will be a new obligation to ensure sufficient supply of medicines. The revisions may have a significant impact on the pharmaceutical industry and our business in the long term.
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
Further, on September 9, 2025, President Trump issued a Memorandum directing the U.S. Department of Health and Human Services, or HHS, to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” The same day, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA issued a generic “notice letter” to a substantial number of companies directing such companies to “remove any noncompliant advertising and bring all promotional communications into compliance.” When and if our products are approved, we will need to maintain a robust compliance program and processes designed to ensure that all such advertising activities are performed in a legal and compliant manner and anticipate rule changes at the FDA and possibly other agencies.
In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of HHS, the FDA, the Federal Trade Commission, or the FTC, and various state attorneys general offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug and Cosmetic Act, or FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
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
Finally, our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company's drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the attorneys general of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging the FDA's actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case, and instead, transferred it to federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of any then-existing drug products could be at risk and could be delayed, undermined or subject to protracted litigation.
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
On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher, or CNPV, Program, may reportedly be redeemed by sponsors to shorten the review time of a BLA from approximately 10 to 12 months to 1 to 2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. On October 16, 2025, the FDA announced nine voucher recipients under the CNPV Program.
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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit (Catalyst Pharms., Inc. v. Becerra) in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” The court concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. More recently, however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the 11th Circuit decision in another court decision (Neurelis v. Brenner) challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point. Depending on what changes the FDA may make to its orphan drug regulations and policies, we may lose any expected benefits of the orphan drug designation we have received for XMT-2056, and our business could be adversely impacted.
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
For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across the FDA of approximately 20,000 employees, with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the US Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

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
For example, over the last several years, the U.S. government has shut down several times, including, most recently, from October 1, 2025 to November 13, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We may develop or utilize in vitro companion diagnostic devices in connection with our clinical development activities. If so, it is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. In April 2024, the FDA issued a rule to regulate LDTs under the FDCA as medical devices but a federal district vacated that regulation in March 2025. Thereafter, the Trump Administration decided not to appeal the district court decision, which effectively ended the FDA’s efforts to expand its regulatory authority over LDTs as medical devices. To reduce the risks of FDA regulation of any diagnostic devices we develop or utilize as LDTs, we will need to ensure that such tests fall within the scope of FDA’s policies governing such products.
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
•federal and state laws and regulations, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure and protection of health-related and other personal information;
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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 additional Medicare Part D drugs in 2027, 15 additional Medicare Part B or Part D drugs in 2028, and 20 additional Medicare Part B or Part D drugs per year in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the One Big Beautiful Bill Act, or OBBBA, on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on any of our product candidates, if approved, or the full value of our patents protecting any such approved drug products if prices are set after any such approved products have been on the market for nine years.
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

On September 30, 2025, the Trump Administration announced that Pfizer Inc., or Pfizer, had agreed to base its pharmaceutical prices in the United States on MFN pricing. According to a White House fact sheet, the agreement “will provide every State Medicaid program in the country access to MFN drug prices” on the company’s products and requires the company to “offer medicines at a deep discount off the list price when selling directly to American patients.” Pfizer indicated that the agreement “provides certainty from tariffs” and that the company “will also participate in a direct purchasing platform, TrumpRx.gov, that will allow American patients to purchase medicines…at a significant discount.” Thereafter, on October 10, 2025, another pharmaceutical company, AstraZeneca PLC, announced that it too had reached an agreement with the administration to lower prices for “eligible patients with prescriptions for chronic diseases” in the U.S. and that it will participate in the TrumpRx direct-to-patient marketing website.
In addition, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, a proposed rule by the Centers for Medicare and Medicaid Services that is currently pending review at the Office of Information and Regulatory Affairs within the Office of Management and Budget. Once released, the GLOBE Model proposed rule will provide further insight into how the administration is seeking to advance drug pricing policy and provide an opportunity for interested parties to submit public comment as part of the rulemaking process. The implications and consequences of these actions and subsequent actions by the Trump Administration to compel an MFN regulatory pricing requirement in the United States continue to remain unclear and uncertain and could ultimately result in litigation.
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
The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Since the April announcement, several countries including, among others, the European Union, Japan, South Korea and the United Kingdom, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20%). Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. Certain countries have reached agreements with the United States that cap pharmaceutical tariffs at 15%. These include the European Union, Japan, South Korea and the United Kingdom.
Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the United States would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the Administration had now “begun preparing” tariffs on manufacturers that do not build in the United States or enter into a MFN drug pricing agreement with the Trump Administration.
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
In addition, in 2024, the U.S. Congress considered legislation referred to as the BIOSECURE Act. If this legislation had been enacted into law, it would have prohibited, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies, possibly including WuXi entities. On October 9, 2025, the U.S. Senate passed a revised version of the BIOSECURE legislation as part of its National Defense Authorization Act for FY 2026. Instead of specifying particular Chinese entities for restrictions, the Senate bill would initially target biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States. This list currently includes BGI Group, BGI Genomics Co., Ltd., Forensic Genomics International, and MGI Tech Co., Ltd., but does not include WuXi entities. The legislation would allow for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. The U.S. House of Representatives has passed a version of this bill that does not contain similar biotechnology provisions, so it is not currently known whether the House or Senate language or other language or neither may become law.
Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries, in particular, China, will impose and maintain quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
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
Our stock price has been and may continue to be volatile. During the period from November 7, 2022 to November 7, 2025, the closing price of our common stock ranged from a high of $238.75 per share to a low of $5.97 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this “Risk Factors” section, and others beyond our control, including:
•the proposed acquisition of us by Parent;
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
In addition, the stock market has historically experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. In addition, market uncertainty and volatility have been magnified as a result of the new U.S. administration and resulting uncertainties regarding actual and potential shifts in United States and foreign, trade, economic and other policies, including with respect to treaties and tariffs and other trade restrictions. As a result of this volatility, stockholders may not be able to sell their common stock at or above the price for which they paid for their shares. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. Furthermore, as a result of this volatility, we may not be able to maintain compliance with the continued listing requirements of Nasdaq. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price and in connection with proposed acquisitions. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.
We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our common stock could be delisted from trading, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.
On September 5, 2025, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Rule, because we had not maintained a minimum market value of listed securities, or MVLS, of $50.0 million for the last 30 consecutive business days. Receipt of the notice had no immediate effect on the listing or trading of our common stock on Nasdaq. In accordance with Nasdaq rules, we have 180 calendar days from the date of the notice, or until March 4, 2026, to regain compliance with the MVLS Rule. To regain compliance, our MVLS must close at $50.0 million or more for a minimum of ten consecutive business days prior to March 4, 2026. In the event we do not regain compliance with the MVLS Rule prior to this time, Nasdaq will notify us that our common stock is subject to delisting. At that time, we will have the opportunity to appeal the delisting determination to a Nasdaq hearings panel. We intend to monitor our MVLS and consider our available options to regain compliance with the MVLS Rule. There can be no assurances that we will be able to regain compliance with the MVLS Rule.

Even if we are able to regain compliance with the MVLS Rule, there can be no assurances that we will be able to otherwise maintain continued compliance with the requirements for listing our common stock on Nasdaq. We have also recently failed to satisfy other of Nasdaq’s continued listing requirements. For example, on February 25, 2025, we received written notice from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because we had not maintained a minimum closing bid price of our common stock of at least $1.00 per share for the last 30 consecutive business days, or the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days from the date of the notice from Nasdaq, or until August 25, 2025, to regain compliance with the Minimum Bid Price Requirement. On July 25, 2025, we effected a 1-for-25 reverse stock split of our issued and outstanding shares of common stock, or the Reverse Stock Split. On August 11, 2025, we received formal notification from the Listing Qualifications Department of Nasdaq notifying us that we regained compliance with the Minimum Bid Price Requirement for continued inclusion on the Nasdaq Global Select Market.
If we are unable to regain compliance with the MVLS Rule or to maintain compliance with all Nasdaq continued listing requirements, our common stock could be delisted from trading. We and holders of our securities would be materially adversely impacted if our common stock is delisted from Nasdaq. In particular:
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
If the acquisition of us by Parent is not consummated, our Certificate of Incorporation, second amended and restated by-laws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. Our Certificate of Incorporation and second amended and restated by-laws include provisions that:

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
In addition, because we are incorporated in the State of Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
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
Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or IRA, was signed into law in August 2022, and the OBBBA was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.
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
There can be no assurance that our efforts to maintain or improve our control processes will ultimately be successful or avoid potential future material weaknesses. We implemented the 2023 Restructuring and the 2025 Restructuring, which resulted, in some instances, in different employees performing internal control activities than those who have previously performed those activities. A changing operating environment increases the risk that our system of internal controls is not designed effectively or that internal control activities will not occur as designed. Any further departures of accounting or finance function employees or consultants, or of individuals in other business areas responsible for overseeing key internal controls, may increase the likelihood of future internal controls deficiencies. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
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

Item 5. Other Information
(c) None of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5–1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or a non-10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2025.
Item 6. Exhibits.

Exhibit Number	Description
2.1+
Agreement and Plan of Merger, dated as of November 12, 2025, by and among the Company, Day One Biopharmaceuticals, Inc. and Emerald Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025).

2.2	Form of Tender and Support Agreement (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025).
2.3	Form of Contingent Value Right Agreement (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025).
3.1
Fifth Amended and Restated Certificate of Incorporation, as amended, as of July 24, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2025).

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

+Schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to supplementally furnish to the SEC upon request any omitted schedule, exhibit or similar attachment to Exhibit 2.1.
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

Mersana Therapeutics, Inc.

Dated: November 14, 2025	By:	/s/ Martin Huber
Martin Huber, M.D. President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: November 14, 2025	By:	/s/ Brian DeSchuytner
Brian DeSchuytner Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)